Form 10-Q
period 2021-03-31
Endeavor Group Holdings, Inc.
filed 2021-06-02
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-40373

ENDEAVOR GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-3340169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9601 Wilshire Boulevard, 3rd Floor

Beverly Hills, CA 90210

(Address of principal executive offices) (Zip Code)

(310) 285-9000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	EDR	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒

Accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 12, 2021, there were 259,498,002 shares of the registrant’s Class A common stock outstanding, 188,450,111 shares of the registrant’s Class X common stock outstanding and 238,154,302 shares of the registrant’s Class Y common stock outstanding.

Part I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report, including without limitation, statements regarding our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, future events or expected performance, are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “predict,” “potential,” “contemplate,” or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Quarterly Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:

•	the impact of the COVID-19 global pandemic on our business, financial condition, liquidity and results of operations;

•	changes in public and consumer tastes and preferences and industry trends;

•	the effect of factors beyond our control, such as adverse economic conditions, on our operations;

•	our ability to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies;

•	our reliance on our professional reputation and brand name;

•	our dependence on the relationships of our management, agents, and other key personnel with clients across many content categories;

•	our ability to identify, sign, and retain clients;

•	our ability to identify, recruit, and retain qualified and experienced agents and managers;

•	our ability to avoid or manage conflicts of interest arising from our client and business relationships;

•	the loss or diminished performance of members of our executive management and other key employees;

•	our dependence on key relationships with television and cable networks, satellite providers, digital streaming partners, corporate sponsors, and other distribution partners;

•	our ability to effectively manage the integration of and recognize economic benefits from businesses acquired, our operations at our current size, and any future growth;

•	the conduct of our operations through joint ventures and other investments with third parties;

•	immigration restrictions and related factors;

•	failure in technology, including at live events, or security breaches of our information systems;

•	the unauthorized disclosure of sensitive or confidential client or customer information;

•	our substantial indebtedness;

•

our ability to protect our trademarks and other intellectual property rights, including our brand image and reputation, and the possibility that others may allege that we infringe upon their intellectual property rights;

•	the risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to both domestic and international markets;

•	fluctuations in foreign currency exchange rates;

•	litigation and other proceedings to the extent uninsured or underinsured;

•	our ability to comply with the U.S. and foreign governmental regulations to which we are subject;

•	our compliance with certain franchise and licensing requirements of unions and guilds and dependence on unionized labor;

•	our control by Messrs. Emanuel and Whitesell, the Executive Holdcos, and the Silver Lake Equityholders;

•	risk related to our organization and structure;

•	risks related to tax matters;

•	risks related to our Class A common stock;

•

other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 1A., “Risk Factors” in this Quarterly Report and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on Form 424(b)(4) on April 30, 2021 (the “Prospectus”) in connection with our initial public offering (the “IPO”).

These risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

You should read this Quarterly Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. Principal risks and uncertainties affecting our business include the following:

•	the impact of the COVID-19 global pandemic could continue to materially and adversely affect our business, financial condition and results of operations;

•	changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business;

•

our ability to generate revenue from discretionary and corporate spending on entertainment and sports events, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control, such as general macroeconomic conditions;

•	we may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies;

•

because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our clients, or our key personnel could adversely affect our business;

•

we depend on the relationships of our agents, managers, and other key personnel with clients across many categories, including television, film, professional sports, fashion, music, literature, theater, digital, sponsorship and licensing;

•

our success depends, in part, on our continuing ability to identify, recruit, and retain qualified and experienced agents and managers. If we fail to recruit and retain suitable agents or if our relationships with our agents change or deteriorate, it could adversely affect our business;

•	our failure to identify, sign, and retain clients could adversely affect our business;

•

our business involves potential internal conflicts of interest and includes our client representation businesses representing both talent and content rights holders and distributors while our content businesses produce content, which may create a conflict of interest;

•	the markets in which we operate are highly competitive, both within the United States and internationally;

•

we depend on the continued service of the members of our executive management and other key employees, as well as management of acquired businesses, the loss or diminished performance of whom could adversely affect our business;

•	we depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners, as well as corporate sponsors;

•	we may be unable to protect our trademarks and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights ;

•	we are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business

•

we are signatory to certain franchise agreements of unions and guilds and are subject to certain licensing requirements of the states in which we operate. We are also signatories to certain collective bargaining agreements and depend upon unionized labor for the provision of some of our services. Our clients are also members of certain unions and guilds that are signatories to collective bargaining agreements. Any expiration, termination, revocation or non-renewal of these franchises, collective bargaining agreements, or licenses and any work stoppages or labor disturbances could adversely affect our business;

•	we have a substantial amount of indebtedness, which could adversely affect our business;

•

we are a holding company and our principal asset is our indirect equity interests in Endeavor Operating Company and, accordingly, we are dependent upon distributions from Endeavor Operating Company to pay taxes and other expenses

•

we are required to pay certain of our pre-IPO investors, including certain Other UFC Holders, for certain tax benefits we may claim (or are deemed to realize) in the future, and the amounts we may pay could be significant; and

•

we are controlled by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, whose interests in our business may be different than yours, and our board of directors has delegated significant authority to an Executive Committee and to Messrs. Emanuel and Whitesell.

DEFINITIONS

As used in this Quarterly Report, unless we state otherwise or the context otherwise requires:

•

“we,” “us,” “our,” “Endeavor,” the “Company,” and similar references refer (a) after giving effect to the reorganization transactions, to Endeavor Group Holdings and its consolidated subsidiaries, and (b) prior to giving effect to the reorganization transactions, to Endeavor Operating Company and its consolidated subsidiaries.

•	“Endeavor Catch-Up Profits Units” refer to the Endeavor Full Catch-Up Profits Units and the Endeavor Partial Catch-Up Profits Units.

•

“Endeavor Full Catch-Up Profits Units” refer to the Endeavor Profits Units that are designated as “catchup” units. Endeavor Full Catch-Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Full Catch-Up Profits Units will be converted into Endeavor Operating Company Units.

•	“Endeavor Group Holdings” refers to Endeavor Group Holdings, Inc. (“EGH”).

•	“Endeavor Manager” refers to Endeavor Manager, LLC, a Delaware limited liability company and a direct subsidiary of Endeavor Group Holdings following the reorganization transactions.

•	“Endeavor Manager Units” refers to the common interest units in Endeavor Manager.

•

“Endeavor Operating Company” refers to Endeavor Operating Company, LLC, a Delaware limited liability company and a direct subsidiary of Endeavor Manager’s and indirect subsidiary of ours following the reorganization transactions (“EOC”).

•

“Endeavor Operating Company Units” refers to all of the existing equity interests in Endeavor Operating Company (other than the Endeavor Profits Units) that will be reclassified into Endeavor Operating Company’s non-voting common interest units upon the consummation of the reorganization transactions.

•

“Endeavor Partial Catch-Up Profits Units” refer to the Endeavor Profits Units that are designated as “catchup” units. Endeavor Partial Catch-Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Partial Catch-Up Profits Units will be converted into Endeavor Profits Units (without any such preference) with a reduced per unit hurdle price to take into account such prior preference.

•

“Endeavor Phantom Units” refers to the phantom units outstanding, which, subject to certain conditions and limitations, entitle the holder to cash equal to the value of a number of Endeavor Manager Units, Endeavor Operating Company Units, or Endeavor Profits Units, or of equity settled to the equivalent number of Endeavor Manager Units, Endeavor Operating Company Units, or Endeavor Profits Units.

•

“Endeavor Profits Units” refers to the profits units of Endeavor Operating Company and that are economically similar to stock options (other than with respect to Endeavor Full Catch-up Profits Units which, upon achievement of a price per share that would have fully satisfied their preference on distributions, will be economically similar to Endeavor Operating Company Units). Each Endeavor Profits Unit (other than Endeavor Full Catch-Up Profits Units) has a per unit hurdle price, which is economically similar to the exercise price of a stock option.

•

“Executive Holdcos” refers to Endeavor Executive Holdco, LLC, Endeavor Executive PIU Holdco, LLC, and Endeavor Executive II Holdco, LLC, each a management holding company, the equity owners of which include current and former senior officers, employees, or other service providers of Endeavor Operating Company, and which are controlled by Messrs. Emanuel and Whitesell.

•

“reorganization transactions” refers to the internal reorganization completed in connection with our May 2021 initial public offering, following which Endeavor Group Holdings manages and operates the business and control the strategic decisions and day-to-day operations of Endeavor Operating Company through Endeavor Manager and includes the operations of Endeavor Operating Company in its consolidated financial statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ENDEAVOR GROUP HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$24,445	$25,095
Other current assets	650	—

Total assets	$25,095	$25,095

LIABILITIES
Current Liabilities:
Related party payable	$20,745	$20,745

Total liabilities	20,745	20,745

SHAREHOLDER’S EQUITY
Shareholder’s Equity:
Common stock, $0.01 par value, 10,000 shares authorized, 1,000 shares issued and outstanding	10	10
Additional paid in capital	4,990	4,990
Accumulated deficit	(650)	(650)

Total shareholder’s equity	4,350	4,350

Total liabilities and shareholder’s equity	$25,095	$25,095

See accompanying notes to financial statements

ENDEAVOR GROUP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION

Endeavor Group Holdings, Inc. (“the Company” or “EGH”) was incorporated as a Delaware corporation in January 2019. The Company was formed for the purpose of completing certain reorganization transactions in order to carry on the business of Endeavor Operating Company, LLC (“EOC”) and conducting an initial public offering (“IPO”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The balance sheets have been prepared in accordance with accounting principles generally accepted in the United States of America. Separate Statements of Operations, Shareholder’s Equity and Cash Flows have not been presented because the Company has not engaged in any business or other activities other than the incorporation fees and the initial issuance of common stock.

3.	SHAREHOLDER’S EQUITY

In January 2019, the Company issued 1,000 common shares to EOC for $5,000.

4.	SUBSEQUENT EVENTS

On May 3, 2021, the Company closed an IPO of 24,495,000 shares of Class A common stock at a public offering price of $24.00 per share, which included 3,195,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. This option to purchase additional shares of Class A common stock closed on May 12, 2021.

Prior to the closing of the IPO, a series of reorganization transactions (the “Reorganization Transactions”) was completed:

•	The Company’s certificate of incorporation was amended and restated to, among other things, provide for the following common stock:

Class of Common Stock	Par Value	Votes	Economic Rights
Class A common stock	$0.00001	1	Yes
Class B common stock	$0.00001	None	Yes
Class C common stock	$0.00001	None	Yes
Class X common stock	$0.00001	1	None
Class Y common stock	$0.00001	20	None

Voting shares of our common stock will generally vote together as a single class on all matters submitted to a vote of our stockholders;

•	Endeavor Manager became the sole managing member of EOC and EGH became the sole managing member of Endeavor Manager;

•

Endeavor Manager issued to equityholders of certain management holding companies common interest units in Endeavor Manager along with paired shares of our Class X common stock as consideration for the acquisition of Endeavor Operating Company Units held by such management holding companies;

•

For certain pre-IPO investors, the Company issued shares of our Class A common stock, Class Y common stock and rights to receive payments under a tax receivable agreement and for certain other pre-IPO investors, the Company issued shares of our Class A common stock as consideration for the acquisition of Endeavor Operating Company Units held by such pre-IPO investors;

•

For holders of Endeavor Operating Company Units which remained outstanding following the IPO, the Company issued paired shares of our Class X common stock and, in certain instances, Class Y common stock, in each case equal to the number of Endeavor Operating Company Units held and in exchange for the payment of the aggregate par value of the Class X common stock and Class Y common stock received; and

•	Certain Endeavor Profits Units, Endeavor Full Catch-Up Profits Units and Endeavor Partial Catch-Up Profits Units remain outstanding.

Subsequent to the closing of the IPO, several new and current investors purchased in the aggregate 75,584,747 shares of Class A common stock at a price per share of $24.00 (the “Private Placement”). Of these shares, 57,378,497 were purchased from EGH and 18,206,250 were purchased from an existing investor. EGH is required to, within 60 days following the closing of the IPO, register these shares of Class A common stock on a Form S-1 registration statement. Net proceeds received by the Company from the IPO and the Private Placement, after deducting underwriting discounts and commissions but before deducting offering expenses was approximately $1,901.5 million.

Subsequent to the closing of the IPO and the Private Placement, through a series of transactions, the Company acquired the equity interests of the minority unitholders of Zuffa Parent, LLC (“Zuffa”), which owns and operates the Ultimate Fighting Championship (the “UFC Buyout”). This resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa. In consideration of the minority unitholders’ equity interests of Zuffa, (a) we issued to certain of such unitholders shares of Class A common stock, Endeavor Operating Company Units, Endeavor Manager Units, shares of Class X common stock and/or shares of Class Y common stock, and (b) we used $835.7 million of the net proceeds from this offering and the concurrent private placements to purchase Endeavor Operating Company Units (or equity interests of Zuffa) from certain of such holders. In addition, some of those minority unitholders sold their equity interests of the Company to the private placement investors in the concurrent private placement.

Remaining net proceeds after the UFC Buyout were contributed to Endeavor Manager in exchange for Endeavor Manager Units. Endeavor Manager then in turn contributed such net proceeds to Endeavor Operating Company in exchange for Endeavor Operating Company Units.

Upon the IPO, the 2021 Incentive Award Plan became effective with an initial reserve of 21,700,000 shares of Class A common stock. In addition, the following significant equity-based compensation items occurred: (i) 9,400,353 restricted stock units and stock options were granted to certain directors, employees and other service providers under the 2021 Incentive Award Plan; (ii) modification of certain pre-IPO equity-based awards were made primarily to remove certain forfeiture and discretionary call terms; (iii) the third Zuffa equity value threshold was achieved under the Zuffa future incentive award and the Company granted 520,834 restricted stock units to our Chief Executive Officer (“CEO”); (iv) our CEO was granted 2,333,334 time-vested restricted stock units as well as a performance-based award with a metric based on the increase in our share price; and (v) our Executive Chairman was granted a performance-based award with a metric based on the increase in our share price. The Company is currently assessing the accounting treatment for these items and will record the necessary equity-based compensation charges in the three months ended June 30, 2021, which in the aggregate is expected to be material.

ENDEAVOR OPERATING COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$880,880	$1,008,485
Restricted cash	167,219	181,848
Accounts receivable (net of allowance for doubtful accounts of $67,623 and $67,975, respectively)	519,478	445,778
Deferred costs	195,038	234,634
Other current assets	189,108	194,463

Total current assets	1,951,723	2,065,208
Property and equipment, net	604,920	613,139
Operating lease right-of-use assets	374,473	386,911
Intangible assets, net	1,550,160	1,595,468
Goodwill	4,181,616	4,181,179
Investments	225,065	251,078
Other assets	719,778	540,651

Total assets	$9,607,735	$9,633,634

LIABILITIES, REDEEMABLE INTERESTS AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$497,218	$554,260
Accrued liabilities	371,002	322,749
Current portion of long-term debt	103,213	212,971
Current portion of operating lease liabilities	58,700	58,971
Deferred revenue	660,269	606,530
Deposits received on behalf of clients	162,893	176,572
Other current liabilities	64,199	65,025

Total current liabilities	1,917,494	1,997,078

Long-term debt	5,768,324	5,712,834
Long-term operating lease liabilities	382,246	395,331
Other long-term liabilities	365,386	373,642

Total liabilities	8,433,450	8,478,885

Commitments and contingencies (Note 17)
Redeemable non-controlling interests	168,773	168,254
Redeemable equity	22,519	22,519
Members’ Equity:
Members’ capital	447,320	468,633
Accumulated other comprehensive loss	(174,234)	(190,786)

Total Endeavor Operating Company, LLC members’ equity	273,086	277,847
Nonredeemable non-controlling interests	709,907	686,129

Total members’ equity	982,993	963,976

Total liabilities, redeemable interests and members’ equity	$9,607,735	$9,633,634

See accompanying notes to consolidated financial statements

ENDEAVOR OPERATING COMPANY, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,069,582	$1,190,397
Operating expenses:
Direct operating costs	546,392	681,284
Selling, general and administrative expenses	381,113	388,971
Insurance recoveries	(19,657)	(17,119)
Depreciation and amortization	67,236	80,447
Impairment charges	—	3,050

Total operating expenses	975,084	1,136,633

Operating income	94,498	53,764
Other (expense) income:
Interest expense, net	(68,351)	(69,984)
Other (expense) income, net	(3,215)	25,357

Income before income taxes and equity losses of affiliates	22,932	9,137
Provision for income taxes	5,085	48,604

Income (loss) before equity losses of affiliates	17,847	(39,467)
Equity losses of affiliates, net of tax	(15,471)	(11,794)

Net income (loss)	2,376	(51,261)
Net income attributable to non-controlling interests	27,246	3,695

Net loss attributable to Endeavor Operating Company, LLC	$(24,870)	$(54,956)

See accompanying notes to consolidated financial statements

ENDEAVOR OPERATING COMPANY, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,376	$(51,261)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized losses on forward foreign exchange contracts	(1,358)	(3,112)
Unrealized gains (losses) on interest rate swaps	15,076	(79,999)
Reclassification of losses to net income (loss) for interest rate swaps	7,384	1,429
Foreign currency translation adjustments	(4,550)	(14,482)
Reclassification of loss to net income (loss) for business divestiture	—	4,231

Total comprehensive income (loss), net of tax	18,928	(143,194)
Less: Comprehensive income attributable to non-controlling interests	27,246	3,695

Comprehensive loss attributable to Endeavor Operating Company, LLC	$(8,318)	$(146,889)

See accompanying notes to consolidated financial statements

ENDEAVOR OPERATING COMPANY, LLC

CONSOLIDATED STATEMENTS OF REDEEMABLE

INTERESTS AND MEMBERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31, 2021
	Redeemable Non-controlling Interests	Redeemable Equity	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Endeavor Operating Company, LLC Members’ Equity	Nonredeemable Non-controlling Interests	Total Members’ Equity
Balance at January 1, 2021	$168,254	$22,519	$468,633	$(190,786)	$277,847	$686,129	$963,976
Comprehensive (loss) income	(2,098)	—	(24,870)	16,552	(8,318)	29,344	21,026
Equity-based compensation expense	—	—	3,444	—	3,444	6,006	9,450
Distributions	—	—	(718)	—	(718)	(8,124)	(8,842)
Accretion of redeemable non-controlling interests	(271)	—	271	—	271	—	271
Establishment of non-controlling interests	2,888	—	560	—	560	(3,448)	(2,888)

Balance at March 31, 2021	$168,773	$22,519	$447,320	$(174,234)	$273,086	$709,907	$982,993

	Three Months Ended March 31, 2020
	Redeemable Non-controlling Interests	Redeemable Equity	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Endeavor Operating Company, LLC Members’ Equity	Nonredeemable Non-controlling Interests	Total Members’ Equity
Balance at January 1, 2020	$136,809	$43,693	$1,038,678	$(125,404)	$913,274	$774,309	$1,687,583
Cumulative transition adjustment of ASU 2016-13 adoption	—	—	(1,803)	—	(1,803)	—	(1,803)
Comprehensive income (loss)	2,104	—	(54,956)	(91,933)	(146,889)	1,591	(145,298)
Equity-based compensation expense	—	—	3,827	—	3,827	2,936	6,763
Contributions	—	—	26,476	—	26,476	—	26,476
Distributions	—	—	(2,218)	—	(2,218)	(109,940)	(112,158)
Accretion of redeemable non-controlling interests	(6,349)	—	6,349	—	6,349	—	6,349
Redemption of units	—	—	(147)	—	(147)	—	(147)
Acquisition of non-controlling interests	65,204	—	—	—	—	5,635	5,635
Business deconsolidation	—	—	—	—	—	(1,747)	(1,747)

Balance at March 31, 2020	$197,768	$43,693	$1,016,206	$(217,337)	$798,869	$672,784	$1,471,653

See accompanying notes to consolidated financial statements

ENDEAVOR OPERATING COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,376	$(51,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,236	80,447
Amortization and write-off of original issue discount and deferred financing cost	7,139	4,716
Amortization of content costs	10,730	15,904
Impairment charges	—	3,050
(Gain) loss on sale/disposal and impairment of assets	(2,539)	37
Gain on business acquisition and deconsolidation	—	(30,999)
Equity-based compensation expense	16,491	7,771
Change in fair value of contingent liabilities	4,572	(11)
Change in fair value of equity investments with and without readily determinable fair value	(5,205)	2,809
Change in fair value of financial instruments	16,482	(6,768)
Equity losses from affiliates	15,471	11,794
Net (benefit) provision for allowance for doubtful accounts	(352)	9,124
Net gain on foreign currency transactions	(2,966)	(477)
Distributions from affiliates	1,202	931
Income taxes	(4,782)	37,968
Other, net	88	152
Changes in operating assets and liabilities - net of acquisitions:
(Increase)/decrease in receivables	(76,788)	79,630
Decrease/(increase) in other current assets	12,578	(46,842)
Increase in other assets	(189,401)	(106,552)
Decrease in deferred costs	41,390	103,056
Increase/(decrease) in deferred revenue	51,170	(100,048)
(Decrease)/increase in accounts payable and accrued liabilities	(19,196)	89,599
Decrease in other liabilities	(16,526)	(11,508)

Net cash (used in) provided by operating activities	(70,830)	92,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(425)	(306,746)
Purchases of property and equipment	(9,313)	(25,574)
Proceeds from sale of assets	16,513	—
Investments in affiliates	(954)	(16,739)
Other, net	1,789	(2,720)

Net cash provided by (used in) investing activities	7,610	(351,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	132,982	661,258
Payments on borrowings	(193,669)	(272,234)
Distributions	(5,173)	(62,781)
Redemption of units	(7,177)	(5,056)
Payments of contingent consideration related to acquisitions	(1,778)	(2,320)
Other, net	(3,028)	(4,983)

Net cash (used in) provided by financing activities	(77,843)	313,884

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,171)	(6,022)

(Decrease) increase in cash, cash equivalents and restricted cash	(142,234)	48,605
Cash, cash equivalents and restricted cash at beginning of year	1,190,333	886,073

Cash, cash equivalents and restricted cash at end of period	$1,048,099	$934,678

See accompanying notes to consolidated financial statements

ENDEAVOR OPERATING COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF BUSINESS

Business and Organization

Endeavor Operating Company, LLC (d.b.a. Endeavor) and its subsidiaries (collectively the “Company” or “EOC”) is a global entertainment, sports and content company.

Prior to the IPO, the Company was owned by WME Holdco, LLC (which is referred to as “Holdco” herein and is principally owned by executive employees of the Company), affiliates of Silver Lake (which are collectively referred to as “Silver Lake” herein), and other investors and executive employees of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our prospectus dated April 28, 2021, filed with the SEC on April 30, 2021 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

During the fourth quarter of 2020, the Company concluded there was a revision required to the presentation of Zuffa Parent, LLC’s (“Zuffa”) distributions to Silver Lake and the related issuances of common stock units and the convertible promissory note by the Company in the consolidated statements of cash flows for the first three quarters of 2020. Such distributions and related issuances are described in Note 12. The Company originally reported these distributions and the related issuances as financing cash flows rather than correctly presenting them as non-cash financing activities in the supplemental cash flow disclosures. These items had no impact on the reported amount of net cash provided by financing activities for these periods. The Company has revised its statement of consolidated cash flows and the supplemental cash flow disclosures for the three months ended March 31, 2020 to present these distributions and related issuances as non-cash activities and will prospectively revise, in connection with future filings, its statement of cash flows and supplemental cash flow disclosures for the six months ended June 30, 2020 and nine months ended September 30, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying disclosures.

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, allowance for doubtful accounts, content cost amortization and impairment, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible assets and long-lived assets for impairment, consolidation, investments, redeemable non-controlling interests, the fair value of equity-based compensation, income taxes and contingencies.

Management evaluates these estimates using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s consolidated financial statements in future periods.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging

(Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815 (“ASU 2020-01”). ASU 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. This ASU is effective for annual and interim reporting periods beginning after December 15, 2020. The Company adopted this new guidance on January 1, 2021 with no material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The update removes certain exceptions to the general principles in Topic 740 and simplifies accounting for income taxes in certain areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for annual and interim reporting periods beginning after December 15, 2020. The Company adopted this new guidance on January 1, 2021 with no material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU addresses issues identified as a result of the complexity associated with applying U.S. generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of this update through December 31, 2022. The Company is currently evaluating the effect of this update on its consolidated financial statements.

4.	IMPACT OF THE GLOBAL COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally and has significantly impacted the entertainment and sports industries. The COVID-19 pandemic resulted in various governmental restrictions, including government-mandated stay-at-home orders, travel restrictions and limitations on social or public gatherings, and began to have a significant adverse impact on the Company’s business and operations beginning in March 2020. In particular, this led to a lack of live ticketed events as well as the postponement or cancellation of live sporting events and other in-person events, including concerts, fashion shows, public appearances, and experiential marketing events. In addition, many entertainment productions, including film and television shows, were put on hiatus.

While activity has resumed in certain of our businesses and restrictions have been lessened or lifted, restrictions impacting certain of our businesses remain in effect in locations where we are operating and could in the future be reduced or increased, or removed or reinstated. The Company’s events, experiences and experiential marketing businesses primarily generate their revenue from live events and many events remain cancelled, and where live events are able to take place, the Company expects attendance to be at significantly reduced levels. Overall, the Company expects a recovery in 2021 to be gradual due to general uncertainty surrounding COVID-19.

In response to the COVID-19 pandemic, the Company implemented cost savings initiatives across the Company starting in the second quarter of 2020, including salary reductions, hiring freezes, furloughs, reduced work arrangements, and reductions of its workforce. In addition, the Company reduced marketing spend, cancelled internal company events, eliminated costs for consultants, reduced travel and entertainment expenses, and reduced other operating expenses, capital expenditures and acquisition activity.

The full magnitude the pandemic will have on the Company’s financial condition, liquidity and future results is uncertain and will depend on the duration of the pandemic, as well as the effectiveness of mass vaccinations and other public health efforts to mitigate the impact. Accordingly, the Company’s estimates regarding the magnitude and length of time that these disruptions will continue to impact its results of operations, cash flows and financial condition may change in the future, and such changes could be material. Additionally, changes to estimates related to the COVID-19 disruptions could result in other impacts, including but not limited to, additional goodwill, indefinite lived intangibles, long-lived assets and equity-method investment impairment charges, and increased valuation allowances for deferred tax assets. Such changes will be recognized in the period in which they occur.

Liquidity

The ongoing COVID-19 pandemic has had a significant impact on the Company’s cash flows from operations. The Company’s primary need for liquidity is to fund working capital requirements, debt service obligations, acquisitions and capital expenditures. As of March 31, 2021, the Company reduced its outstanding borrowings under the Revolving Credit Facility such that the quarterly covenant test was not applicable. In April 2021, the Company received a waiver from the financial covenant for the test periods ending June 30, 2021, September 30, 2021 and December 31, 2021. As of March 31, 2021, cash and cash equivalents totaled $880.9 million, including cash held at non-wholly owned consolidated subsidiaries where cash distributions may be subject to restriction under applicable operating agreements or debt agreements and, due to such restrictions, may not be readily available to service obligations outside of those subsidiaries. These balances primarily consist of Zuffa ($346 million), Endeavor China ($93 million) and OLE ($29 million) as of March 31, 2021. Subsequent to March 31, 2021, the Zuffa operating agreement was amended to remove certain covenants restricting distributions and other payments.

After considering the impact of COVID-19, the effects of the Company’s related cost saving initiatives and the proceeds received from the initial public offering and private placements, the Company believes that existing cash, cash generated from operations and available capacity for borrowings under its credit facilities will satisfy working capital requirements, capital expenditures, and debt service requirements for at least the succeeding year.

5.	ACQUISITIONS AND DECONSOLIDATION

2020 ACQUISITIONS

On Location Events, LLC

In January 2020, the Company acquired On Location Events, LLC, dba On Location Experiences (“OLE”) for total consideration of $441.1 million consisting of cash consideration of $366.4 million; rollover equity, representing 13.5% of the equity interest of OLE, valued at $65.2 million and a contingent premium payment, as discussed below, valued at $9.5 million. The rollover equity is held by 32 Equity, LLC (“32 Equity”), the strategic investment firm affiliated with the National Football League (“NFL”). OLE is party to a Commercial License Agreement (“CLA”) with NFL Properties, LLC, an affiliate of the NFL, which provides OLE with the right to operate as the official hospitality partner of the NFL.

As part of the acquisition, the Company entered into an Amended and Restated Limited Liability Company Agreement of OLE’s parent entity, Endeavor OLE Parent, LLC (“OLE Parent”), with 32 Equity. The terms of the agreement provide 32 Equity with certain call rights to acquire additional common units in OLE Parent and liquidity rights. At any time on or prior to April 1, 2022, 32 Equity has the right to purchase that amount of additional common units of OLE Parent from the Company that would result in 32 Equity having an aggregate ownership percentage interest in OLE Parent of 32%, at a price per unit equal to the original acquisition price of its rollover equity. Between April 1, 2022 and April 1, 2024, 32 Equity has an additional right to purchase that amount of additional common units of OLE Parent from the Company that would result in 32 Equity having an aggregate percentage interest in OLE Parent equal to 44.9% at a price per unit equal to the greater of the original acquisition price of its rollover equity and an amount based on a 15x EBITDA multiple of OLE Parent. The agreement also provides 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the CLA or its option on or after January 2, 2025 (the “Lockup Period”). The Company also has certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event aforementioned put rights are not exercised. The put/call price is an amount equal to fair market value and the exercise of these put/call rights may give rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. At any time following the Lockup Period, 32 Equity will be entitled to a $41.0 million premium payment from the Company if both (i) 32 Equity or the Company exercise the put/call rights described above or there is a sale or IPO of OLE Parent and (ii) certain performance metrics based on average OLE gross profit or NFL related business gross profit are achieved. The $41.0 million premium payment will also be payable if, prior to January 2, 2026, a sale or IPO of OLE Parent occurs or if 32 Equity exercises its put rights following a termination of the CLA due to an OLE event of default (in which case the $41.0 million premium payment may be subject to proration).

On Location Experiences is a premium experiential hospitality business that serves iconic rights holders with extensive experience in ticketing, curated hospitality, live event production and travel management in the worlds of sports and entertainment. Operations include Anthony Travel, CID Entertainment, Future Beat, Kreate Inc., PrimeSport and Steve Furgal’s International Tennis Tours. OLE is included in the Events, Experiences & Rights segment.

The Company incurred $13.7 million of transaction related costs in connection with the acquisition. These costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for the OLE acquisition was assigned to the Events, Experiences & Rights segment. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired is 10.7 years.

Allocation of Purchase Price

The acquisition was accounted for as a business combination and the fair values of the assets acquired and the liabilities assumed in the business combination are as follows (in thousands):

Cash and cash equivalents	$45,230
Restricted cash	86
Accounts receivable	10,316
Deferred costs	99,184
Other current assets	53,893
Property and equipment	4,361
Operating lease right-of-use assets	3,509
Other assets	74,193
Intangible assets:
Trade names	75,400
Customer and client relationships	198,819
Goodwill	387,542
Accounts payable and accrued expenses	(55,927)
Other current liabilities	(28,224)
Deferred revenue	(175,790)
Debt	(217,969)
Operating lease liabilities	(3,509)
Other long-term liabilities	(24,377)
Non-redeemable non-controlling interest	(5,635)

Net assets acquired	$441,102

Other 2020 Acquisition

On March 20, 2020, the Company acquired the remaining 50% of the membership interests of PIMGSA LLP for a total transaction price of $37.0 million, which is to be paid on various dates and amounts. Prior to the acquisition, the Company owned a 50% membership interest of PIMGSA LLP and was accounted for under the equity method. PIMGSA LLP trades under the name FC Diez Media and provides a complete and global sports media service, sponsorship and digital agency, formed exclusively to serve the South American Football Confederation. The Company recorded $8.6 million and $46.4 million of goodwill and a finite-lived contract based intangible asset, respectively. The finite-lived intangible asset has a useful life of 2 years. The Company also recognized a gain of $27.1 million for the difference between the carrying value and fair value of the previously held membership interest. The gain was included in other (expense) income, net in the consolidated statement of operations.

2020 DECONSOLIDATION

In 2011, the Company and Asian Tour Limited (“AT”) formed a venture, Asian Tour Media Pte Ltd. LTD (“ATM”), for the commercial exploitation of certain Asian Tour events. As of December 31, 2019, ATM was a consolidated subsidiary of the Company as the Company had control over ATM’s operating decisions. The shareholders’ agreement included a provision whereby, if certain financial conditions were met as of December 31, 2019, a change in the corporate governance structure would be implemented as of January 1, 2020. Such financial conditions were met as of December 31, 2019, resulting in a change in the corporate governance such that the Company no longer maintains control over the operating decisions of ATM. The Company determined that the 50% ownership interest would be accounted for under the equity method as of January 1, 2020. On January 1, 2020, the Company derecognized all the assets and liabilities of ATM and recognized an $8.1 million gain for the difference between the carrying value of the assets and liabilities and fair value of the Company’s 50% ownership interest. The gain was included in other (expense) income, net in the consolidated statement of operations.

6.	SUPPLEMENTARY DATA

Content Costs

The following table presents the Company’s unamortized content costs, including the components of content costs predominantly monetized on a title-by-title basis and as a film group (in thousands):

	March 31, 2021	December 31, 2020
Licensed program rights, net of accumulated amortization	$20,217	$19,793
Produced programming:
Released, net of accumulated amortization	4,626	4,806
In production	480,278	314,214
In development	47,356	37,392

Total content costs	$552,477	$376,205

Content cost monetized on a title-by-title basis	$534,069	$358,207
Content cost monetized as a film group	18,408	17,998

Total content costs	$552,477	$376,205

Amortization of content costs was $10.7 million and $15.9 million for the three months ended March 31, 2021 and 2020, respectively. Of the $10.7 million for the three months ended March 31, 2021, $8.6 million was monetized on a title-by-title basis and $2.1 million was monetized as a film group. Of the $15.9 million for the three months ended March 31, 2020, $14.2 million was monetized on a title-by-title basis and $1.7 million was monetized as a film group.

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31, 2021	December 31, 2020
Accrued operating expenses	$187,684	$155,142
Payroll, bonuses and benefits	114,993	100,630
Other	68,325	66,977

Total accrued liabilities	$371,002	$322,749

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at Beginning of Year	Additions/Charged (Credited) to Costs and Expenses	Deductions	Foreign Exchange	Balance at End of Period
Three months ended March 31, 2021	$67,975	$1,002	$(1,365)	$11	$67,623

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental information:
Cash paid for interest	$41,726	$71,959
Cash payments for income taxes	7,709	15,420
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$5,924	$6,569
Contingent consideration provided in connection with acquisitions	—	9,947
Accretion of redeemable non-controlling interests	(271)	(6,349)
Establishment of non-controlling interests	2,888	—
Accrued distributions	3,733	7,251
Issuance of Class A Common Units	—	26,476
Issuance of promissory note	—	15,885

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2020	$2,674,038	$1,011,217	$495,924	$4,181,179
Foreign currency translation	—	448	(11)	437

Balance —March 31, 2021	$2,674,038	$1,011,665	$495,913	$4,181,616

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2021 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.5	$970,879	$(247,272)	$723,607
Customer and client relationships	6.7	1,315,913	(934,509)	381,404
Internally developed technology	4.4	61,616	(48,849)	12,767
Other	4.3	45,346	(44,545)	801

		2,393,754	(1,275,175)	1,118,579

Indefinite-lived:
Trade names		342,376	—	342,376
Owned events		89,205	—	89,205

Total intangible assets		$2,825,335	$(1,275,175)	$1,550,160

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2020 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.5	$970,595	$(232,158)	$738,437
Customer and client relationships	6.7	1,317,083	(907,889)	409,194
Internally developed technology	4.4	61,539	(46,126)	15,413
Other	4.3	45,317	(44,251)	1,066

		2,394,534	(1,230,424)	1,164,110

lndefinite-lived:
Trade names		341,272	—	341,272
Owned events		90,086	—	90,086

Total intangible assets		$2,825,892	$(1,230,424)	$1,595,468

Intangible asset amortization expense was $45.7 million and $60.0 million for the three months ended March 31, 2021 and 2020, respectively. The Company recorded an impairment charge of $3.1 million in the three months ended March 31, 2020.

8.	INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	March 31, 2021	December 31, 2020
Equity method investments	$161,702	$177,663
Equity investments without readily determinable fair values	62,487	66,378
Equity investments with readily determinable fair values	876	7,037

Total investments	$225,065	$251,078

Equity Method Investments

As of March 31, 2021 and December 31, 2020, the Company held various investments in non-marketable equity instruments of private companies. As of March 31, 2021, the Company’s equity method investments are primarily comprised of Learfield IMG College and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 5% to 50% as of March 31, 2021. For the three months ended March 31, 2020, the Company recorded total other-than-temporary impairment charges of $5.9 million for one of its equity method investments, which has been recorded in equity losses of affiliates in the consolidated statement of operations.

Equity Investments without Readily Determinable Fair Values

As of March 31, 2021 and December 31, 2020, the Company held various investments in non-marketable equity instruments of private companies. For the three months ended March 31, 2021, the Company sold three investments for net proceeds of $4.8 million and recorded related gains of $2.6 million. For the three months ended March 31, 2020, the Company recorded an impairment of $2.3 million for two of its equity investments without readily determinable fair values. These impairment charges have been recorded in other (expense) income, net in the consolidated statements of operations.

Equity Investments with Readily Determinable Fair Values

As of March 31, 2021, the Company has two investments in publicly traded companies. During the three months ended March 31, 2021, the Company sold two investments in publicly traded companies for total net proceeds of $11.5 million. As of March 31, 2021 and December 31, 2020, the Company’s equity investments with readily determinable fair values were valued at $0.9 million and $7.0 million, respectively. The Company recorded gains (losses) of $5.2 million and $(0.5) million for the three months ended March 31, 2021 and 2020, respectively, due to the change in fair value in other (expense) income, net in the consolidated statements of operations. See Note 10 for additional information regarding fair value measurements for these equity investments.

9.	FINANCIAL INSTRUMENTS

The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies (i.e., cash flow hedges). The Company also enters into forward foreign exchange contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. In addition, the Company enters into interest rate swaps to hedge certain of its interest rate risks on its debt. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions.

As of March 31, 2021, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from March 31, 2021) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£ 38,639	in exchange for	$53,075	£ 0.73
Euro	€ 19,000	in exchange for	$22,474	€ 0.85
Canadian Dollar	C$ 127,760	in exchange for	$101,384	C$ 1.26
Swedish Krona	kr 9,000	in exchange for	$1,066	kr 8.45
Japanese Yen	JP¥ 1,843,408	in exchange for	$17,550	JP¥ 105.08
Australian Dollar	AUD$ 14,300	in exchange for	$10,639	AUD$ 1.34
Singapore Dollar	S$ 3,250	in exchange for	$2,433	S$ 1.34
Chinese Yuan Renminbi	CN¥ 138,483	in exchange for	$21,241	CN¥ 6.52

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net losses in accumulated other comprehensive loss of $1.4 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company did not reclassify any gains or losses into net income (loss) for the three months ended March 31, 2021 and 2020.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net (loss) gain of $(0.2) million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively in other (expense) income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net (loss) gain of $(11.4) million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively, in other (expense) income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. For the three months ended March 31, 2021 and 2020, the Company recorded gains (losses) of $15.1 million and $(80.0) million in accumulated other comprehensive loss and reclassified losses of $7.4 million and $1.4 million into net income (loss), respectively.

10.	FAIR VALUE MEASUREMENTS

The fair value hierarchy is composed of the following three categories:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurements.

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$876	$—	$—	$876
Forward foreign exchange contracts	—	263	—	263

Total	$876	$263	$—	$1,139

Liabilities:
Contingent consideration	$—	$—	$11,566	$11,566
Interest rate swaps	—	85,373	—	85,373
Forward foreign exchange contracts	—	15,209	—	15,209

Total	$—	$100,582	$11,566	$112,148

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$7,037	$—	$—	$7,037
Forward foreign exchange contracts	—	1,794	—	1,794

Total	$7,037	$1,794	$—	$8,831

Liabilities:
Contingent consideration	$—	$—	$9,026	$9,026
Interest rate swaps	—	107,909	—	107,909
Forward foreign exchange contracts	—	5,023	—	5,023

Total	$—	$112,932	$9,026	$121,958

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2021.

Investments in Equity Securities with Readily Determinable Fair Values

The estimated fair value of the Company’s equity securities with readily determinable fair values is based on observable inputs in an active market, which is a Level 1 measurement within the fair value hierarchy.

Contingent Consideration

The Company has recorded contingent consideration liabilities in connection with its acquisitions. Contingent consideration is included in current liabilities and other long-term liabilities in the consolidated balance sheets. Changes in fair value are recognized in selling, general and administrative expenses. The estimated fair value of the contingent consideration is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The changes in the fair value of contingent consideration were as follows (in thousands):

Three Months Ended March 31, 2021
Balance at December 31, 2020	$9,026
Payments	(2,032)
Change in fair value	4,572

Balance at March 31, 2021	$11,566

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). As of March 31, 2021 and December 31, 2020, the Company had $0.3 million and $1.8 million in other current assets, $6.0 million and $4.3 million in other current liabilities and $9.2 million and $0.7 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). The fair value of the swaps was $85.4 million and $107.9 million as of March 31, 2021 and December 31, 2020, respectively, and was included in other long-term liabilities in the consolidated balance sheets.

11.	DEBT

The following is a summary of outstanding debt (in thousands):

	March 31, 2021	December 31, 2020
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$3,066,047	$3,074,230
Revolving Credit Facility (due May 2023)	69,057	163,057
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,440,946	2,447,064
Other debt (2.47%-l4.50% Notes due at various dates through 2030)	386,916	339,519

Total principal	5,962,966	6,023,870
Unamortized discount	(37,990)	(40,982)
Unamortized issuance costs	(53,439)	(57,083)

Total debt	5,871,537	5,925,805
Less: current portion	(103,213)	(212,971)

Total long-term debt	$5,768,324	$5,712,834

2014 Credit Facilities

In March 2021, the Company reduced its outstanding borrowings under the 2014 Credit Facilities such that the quarterly covenant test was not applicable as the Company did not utilize greater than thirty-five percent of the borrowing capacity as of March 31, 2021. In April 2021, the Company received a waiver from the financial covenant for the test periods ending June 30, 2021, September 30, 2021 and December 31, 2021. The financial debt covenants did not apply as of December 31, 2020, as the Company amended the 2014 Credit Facilities receiving a waiver from the financial covenant for the test periods ended June 30, 2020, September 30, 2020 and December 31, 2020. Also, in April 2021, the Revolving Credit Facility maturity date was extended from May 2023 to May 2024.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $25.0 million and $24.8 million as of March 31, 2021 and December 31, 2020, respectively.

Zuffa Credit Facilities

In January 2021, the Company completed a refinancing of the Zuffa First Lien Term Loan and the Term Loan Add-on into a single term loan (the “New First Lien Term Loan”), which reduced the annual interest rate margin by 25 basis points to 3.00% for LIBOR loans and reduced the LIBOR floor by 25 basis points to 0.75%. The annual interest rate margin applicable to the New First Lien Term Loan is subject to a 25 basis point step-down to 2.75% for LIBOR loans if the First Lien Leverage Ratio is below 3.5-to-1. With the exception of the interest rate margin and the LIBOR floor, the New First Lien Term Loan has similar terms and conditions as the Zuffa First Lien Term Loan and Term Loan Add-on.

The financial debt covenants of the Zuffa Credit Facilities did not apply as of March 31, 2021 and December 31, 2020, as Zuffa did not utilize greater than thirty-five percent of the borrowing capacity.

Zuffa had no letters of credit outstanding under the Zuffa Credit Facilities as of March 31, 2021 and one letter of credit of $10.0 million as of December 31, 2020.

Other Debt

OLE Revolver

The OLE revolving credit agreement contains a financial covenant that requires OLE to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of March 31, 2021, the Company was in compliance with the financial debt covenants.

OLE had no letters of credit outstanding under the revolving credit agreement as of March 31, 2021 and December 31, 2020.

Receivables Purchase Agreement

As of March 31, 2021 and December 31, 2020, the debt outstanding under these arrangements was $67.7 million and $83.7 million, respectively.

Endeavor Content Capital Facility

In February 2021, the Company increased its capacity under its Content Capital Facility from $200.0 million to $325.0 million. As of March 31, 2021 and December 31, 2020, Endeavor Content Capital had $220.5 million and $153.9 million of borrowings outstanding, respectively, and no outstanding letters of credit under the Content Capital Facility.

Zuffa Secured Commercial Loans

As of March 31, 2021 and December 31, 2020, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to maintain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of March 31, 2021, Endeavor Operating Company, LLC held cash of $62.1 million; liabilities for redemption of units and future incentive awards of $50.0 million and $13.4 million, respectively; and liabilities and redeemable equity for unit put rights of $28.4 million. As of December 31, 2020, Endeavor Operating Company, LLC held cash of $63.3 million; liabilities for redemption of units and future incentive awards of $53.9 million and $11.9 million, respectively; and liabilities and redeemable equity for unit put rights of $28.4 million. Otherwise, Endeavor Operating Company, LLC has no material separate cash flows, assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. Endeavor Operating Company, LLC has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to Endeavor Operating Company, LLC.

As of March 31, 2021 and December 31, 2020, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.3 billion. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

12.	MEMBERS’ EQUITY

Common Units

The Company had 2,149,218,614 Class A Common Units issued and outstanding as of each of March 31, 2021 and December 31, 2020. The Class A Common Units are held by Holdco, Silver Lake, and other investors. The Class A Common Units have no par value assigned to them.

During the three months ended March 31, 2020, the Company issued 8,766,738 Class A Common Units to Silver Lake as part of the Zuffa distribution discussed below.

Profits Units

The Company had 313,827,410 and 314,123,415 Profits Units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. Other than certain Profits Units held by key executives, Profits Units are not entitled to participate in operating distributions unless otherwise elected by the Board. Certain Profits Units are designated as Catch-Up Profits Units and are entitled to certain “catch up” distributions once the distribution threshold applicable to such Catch-Up Profits Units has been met. All Profits Units have no par value assigned to them.

Non-controlling Interests

In January 2020, the Board of Zuffa approved the payment of a distribution in the amount of $300.0 million to Zuffa common unit and profits unit holders. During the three months ended March 31, 2020, Zuffa authorized a total of $201.9 million, of which $195.2 million was paid and $6.7 million was deferred as of March 31, 2020. In lieu of cash, the Company issued 8,766,738 Class A Common Units at fair value to Silver Lake for $26.5 million and issued a convertible promissory note to Silver Lake for $15.9 million. This resulted in the Company retaining $135.0 million of the $195.2 million distribution paid during the three months ended March 31, 2020. The remaining portion of the distribution was authorized and paid during the remainder of 2020.

13.	REDEEMABLE NON-CONTROLLING INTERESTS

OLE

In connection with the acquisition of OLE (Note 5), the Company entered into an Amended and Restated Limited Liability Company Agreement of OLE Parent with 32 Equity. The terms of the agreement provide 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the CLA or at its option at any time following the Lockup Period. The Company also has certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event aforementioned put rights are not exercised. The put/call price is an amount equal to fair market value and the exercise of these put/call rights may give rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. At any time following the Lockup Period, 32 Equity will be entitled to a $41.0 million premium payment from the Company if both (i) 32 Equity or the Company exercise the put/call rights described above or there is a sale or IPO of OLE Parent and (ii) certain performance metrics based on average OLE gross profit or NFL related business gross profit are achieved. The $41.0 million premium payment will also be payable if, prior to January 2, 2026, a sale or IPO of OLE Parent occurs or if 32 Equity exercises its put rights following a termination of the CLA due to an OLE event of default (in which case the $41.0 million premium payment may be subject to proration). The $41.0 million premium payment was recognized as a separate unit of account from the non-controlling interest. The non-controlling interest was recognized at acquisition based on fair value of $65.2 million. During the three months ended March 31, 2021, the redeemable non-controlling interest was adjusted for certain net assets that were contributed during the period. As of March 31, 2021 and December 31, 2020, the estimated redemption value was below the carrying value of $45.3 million and $45.0 million, respectively.

China

In June 2016, the Company received a contribution of $75.0 million from third parties in a newly formed subsidiary of the Company that was formed to expand the Company’s existing business in China. Costs incurred for this contribution were $6.9 million and were recognized as a reduction of the proceeds. This contribution gave the non-controlling interests holders approximately 34% ownership of the subsidiary. The holders of the non-controlling interests have the right to put their investment to the Company at any time after June 1, 2023 for fair market value. As of March 31, 2021 and December 31, 2020, the estimated redemption value was equal to and below the carrying value of $87.4 million and $91.4 million, respectively.

In March 2018, the Company entered into an agreement for an additional contribution in its existing subsidiary in China. The total additional contribution was $125.0 million, of which $12.5 million was the Company’s funding obligation and $112.5 million was the existing non-controlling interests’ funding obligation. In January 2021, this agreement and the underlying funding obligation were terminated.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of March 31, 2021 and December 31, 2020, the estimated redemption value was $9.7 million.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of March 31, 2021 and December 31, 2020, the estimated redemption value was below the carrying value of $22.9 million and $22.2 million, respectively.

14.	INCOME TAXES

The Company is a LLC, which is treated as a partnership for U.S. federal income tax purposes and is therefore not subject to U.S. corporate income taxes. The Company’s U.S. and foreign corporate subsidiaries are subject to entity-level taxes. The Company also is subject to entity-level income taxes in certain U.S. state and local jurisdictions.

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company would record income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three months ended March 31, 2021 based upon the AETR. Utilizing the AETR in 2020 would not have provided a reliable estimate of the tax provision based on the forecasted impact of COVID-19 on the Company’s operations and overall economy. Therefore, in accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three months ended March 31, 2020 based upon the actual effective tax rate for that period.

The provision for income taxes for the three months ended March 31, 2021 and 2020 is $5.1 million and $48.6 million, respectively, based on pretax income from continuing operations of $22.9 million and $9.1 million, respectively. The tax provision for the three months ended March 31, 2020 includes charges of $32.3 million related to acquisitions and subsequent tax restructuring. The effective tax rate is 22.2% and 531.9% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate between the periods differs primarily as a result of the aforementioned acquisitions and subsequent tax restructuring in the three months ended March 31, 2020. Any tax balances reflected on the March 31, 2021 balance sheet would be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2021.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to partnership income not subject to income tax, state and local income taxes, withholding taxes in foreign jurisdictions that are not based on net income and income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate and the relative amount of income earned in those jurisdictions.

As of March 31, 2021 and December 31, 2020, the Company had unrecognized tax benefits of $36.4 million and $34.4 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

15.	REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$177,653	$323,126	$—	$500,779
Media production, distribution and content	2,187	84,713	58,923	145,823
Events and performance	103,641	131,771	—	235,412
Talent representation and licensing	—	—	146,745	146,745
Marketing	—	—	43,241	43,241
Eliminations	—	—	—	(2,418)

Total	$283,481	$539,610	$248,909	$1,069,582

	Three Months Ended March 31, 2020
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$122,814	$216,649	$—	$339,463
Media production, distribution and content	2,136	75,898	69,741	147,775
Events and performance	107,217	376,229	—	483,446
Talent representation and licensing	—	—	147,977	147,977
Marketing	—	—	75,016	75,016
Eliminations	—	—	—	(3,280)

Total	$232,167	$668,776	$292,734	$1,190,397

In the three months ended March 31, 2021 and 2020, there was revenue recognized of $13.1 million and $13.6 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of March 31, 2021 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2021	$1,364,986
2022	1,390,232
2023	1,221,096
2024	952,052
2025	886,359
Thereafter	538,440

$6,353,165

Contract Liabilities

The Company records deferred revenue when cash payments are received or due in advance of its performance. The Company’s deferred revenue balance primarily relates to advance payments received related to advertising and sponsorship agreements, event advanced ticket sales and performance tuition. Deferred revenue is included in the current liabilities section and in other long-term liabilities in the consolidated balance sheets.

The following table presents the Company’s contract liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

Description	December 31, 2020	Additions	Deductions	Foreign Exchange	March 31, 2021
Deferred revenue - current	$606,530	$436,449	$(384,859)	$2,149	$660,269
Deferred revenue - noncurrent	$19,437	$2,503	$1,257	$—	$23,197

16.	SEGMENT INFORMATION

As of March 31, 2021, the Company has three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the “Corporate” group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2020. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended March 31,
	2021	2020
Owned Sports Properties	$283,481	$232,167
Events, Experiences & Rights	539,610	668,776
Representation	248,909	292,734
Eliminations	(2,418)	(3,280)

Total consolidated revenue	$1,069,582	$1,190,397

Reconciliation of segment profitability

	Three Months Ended March 31,
	2021	2020
Owned Sports Properties	$145,549	$102,294
Events, Experiences & Rights	39,050	69,123
Representation	61,483	68,613
Corporate	(46,616)	(54,492)

Adjusted EBITDA	199,466	185,538
Reconciling items:
Equity (income) losses of affiliates	(3,334)	38
Interest expense, net	(68,351)	(69,984)
Depreciation and amortization	(67,236)	(80,447)
Equity-based compensation expense	(16,491)	(7,771)
Merger, acquisition and earn-out costs	(10,985)	(10,162)
Certain legal costs	(3,952)	(2,802)
Restructuring, severance and impairment	(407)	(16,942)
Fair value adjustment - equity investments	7,799	(2,809)
COVID-19 related costs	—	(9,507)
Other	(13,577)	23,985

Income before income taxes and equity losses of affiliates	$22,932	$9,137

17.	COMMITMENTS AND CONTINGENCIES

Claims and Litigation

The Company is involved in legal proceedings, claims and governmental investigations arising in the normal course of business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include contract, employment, tax and intellectual property matters. The Company evaluates all cases and records liabilities for losses from legal proceedings when the Company determines that it is probable that the outcome will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. While any outcome related to litigation or such governmental proceedings cannot be predicted with certainty, management believes that the outcome of these matters, except as otherwise may be discussed below, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

An employee of the Company is one of several individuals and entities named in a complaint by India’s Director of Enforcement (“DE”), initially filed in January 2015, alleging violations of the Foreign Exchange Management Act (“FEMA”). The complaint alleges that the employee participated as an advisor in a series of transactions in 2009 that were completed by and on behalf of a client, the Board of Control for Cricket in India (the “BCCI”), and that contravened two provisions of FEMA. The subject transactions were pursued under the direction and control of one of the BCCI’s board members. The Company is not alleged to have possessed any funds improperly or to have made or received any of the payments that are alleged to have violated FEMA. The Company is cooperating with the DE’s investigation which, at present, is in its early stages.

In July 2017, the Italian Competition Authority (“ICA”) issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including the Company. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. The Company investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined the Company approximately EUR 0.3 million. As part of its decision, the ICA acknowledged the Company’s cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or “Lega Nazionale”, and together with the three clubs, the “Plaintiffs”) each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants in amounts totalling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,592.2 million relating to Lega Nazionale, along with attorneys’ fees and costs (the “Damages Claims”). Since December 2020, four additional football clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim amounts in the aggregate totalling EUR 251.5 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim in the amount of EUR 92.1 million, in the case of one club, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other nine cases. Collectively, the interventions of these 14 clubs are the “Interventions”. The Company intends to defend against the Damages Claims, Interventions and any related claims, and management believes that the Company has meritorious defenses to these claims, including the absence of standing of the clubs, and the absence of actual damage. The Company may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against the Company or settlement entered into, including with respect to claims or actions brought by other parties, could materially and adversely impact the Company’s business, financial condition and results of operations.

Zuffa has five related class-action lawsuits filed against it in the United States District Court for the Northern District of California (the “District Court”) between December 2014 and March 2015 by a total of eleven former UFC fighters. The complaints in the five lawsuits are substantially identical. Each alleges that Zuffa violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopolizing the alleged market for elite professional MMA Fighters’ services. Plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services and their intellectual property rights, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and injunctive relief. On December 14, 2020, the District Court orally indicated its intention to grant Plaintiffs’ motion to certify the Bout Class (comprised of fighters who participated in bouts from December 16, 2010 to June 30, 2017) and to deny Plaintiffs’ motion to certify the Identity Class (a purported class based upon the alleged expropriation and exploitation of fighter identities). The Company is awaiting the official written order from the judge and assuming he rules as previously indicated, then the Company will seek an appeal of this decision. Management believes that the Company has meritorious defenses against the allegations and intends to defend itself vigorously.

In February 2021, the Company signed a new franchise agreement and side letter (the “Franchise Agreements”) directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”). These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. The Franchise Agreements provide for a transition period for the Company to come into compliance with certain of its provisions. During the term of the Franchise Agreements, until the Company is in compliance, the Franchise Agreements require that the Company place into escrow (i) an amount equal to Endeavor Content’s after-tax gross profits from the production of works written by WGA members under a WGA collective bargaining agreement and (ii) an amount equal to the Company’s after tax writer commissions and package fees received in connection with such Endeavor Content productions.

18.	RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31, 2021	December 31, 2020
Other current assets	$5,660	$5,572
Other assets	4,670	1,400
Accounts payable	31	1,356
Other current liabilities	2,479	969

	Three Months Ended March 31,
	2021	2020
Revenue	$7,000	$2,085
Direct operating costs	2,133	2,052
Selling, general and administrative expenses	1,126	8,816
Other income, net	875	875

As of March 31, 2021, the Company has an equity-method investment in Euroleague, a related party. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $2.2 million and $(2.4) million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three months ended March 31, 2021 and 2020, the Company recognized revenue of $2.6 million and $1.9 million, respectively, for production services provided to Euroleague as well as direct operating costs of $1.8 million and $1.4 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Events, Experiences & Rights segment. As of March 31, 2021 and December 31, 2020, the Company had a receivable of $3.0 million and $0.7 million, respectively, and a payable of $0.1 million and $1.0 million, respectively.

19.	SUBSEQUENT EVENTS

In June 2021, the Company acquired the path-to-college business of Reigning Champs, LLC for total preliminary consideration of $200 million in cash. Considering the proximity of the closing of the acquisition, additional disclosures required under ASC Topic 805, Business Combinations, will be provided in the Company’s next quarterly interim financial statements.

The Company routinely enters into purchase or guarantee arrangements for event, media or other representation rights as well as for advancements for content production or overhead costs with various organizations. Subsequent to March 31, 2021, the Company has entered into certain new arrangements increasing its purchase/guarantee agreements by $1.3 billion, which will be due in 2021 through 2028.

On May 3, 2021, Endeavor Group Holdings, Inc. (“EGH”) closed an initial public offering (“IPO”) of 24,495,000 shares of Class A common stock at a public offering price of $24.00 per share, which included 3,195,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. This option to purchase additional shares of Class A common stock was closed on May 12, 2021.

Prior to the closing of the IPO, a series of reorganization transactions (the “Reorganization Transactions”) was completed:

•	EGH’s certificate of incorporation was amended and restated to, among other things, provide for the following common stock:

Class of Common Stock	Par Value	Votes	Economic Rights
Class A common stock	$0.00001	1	Yes
Class B common stock	$0.00001	None	Yes
Class C common stock	$0.00001	None	Yes
Class X common stock	$0.00001	1	None
Class Y common stock	$0.00001	20	None

Voting shares of EGH’s common stock will generally vote together as a single class on all matters submitted to a vote of our stockholders;

•	Endeavor Manager became the sole managing member of EOC and EGH became the sole managing member of Endeavor Manager;

•

Endeavor Manager issued to equityholders of certain management holding companies common interest units in Endeavor Manager along with paired shares of its Class X common stock as consideration for the acquisition of Endeavor Operating Company Units held by such management holding companies;

•

For certain pre-IPO investors, EGH issued shares of its Class A common stock, Class Y common stock and rights to receive payments under a tax receivable agreement and for certain other pre-IPO investors, EGH issued shares of its Class A common stock as consideration for the acquisition of Endeavor Operating Company Units held by such pre-IPO investors;

•

For holders of Endeavor Operating Company Units which remained outstanding following the IPO, EGH issued paired shares of its Class X common stock and, in certain instances, Class Y common stock, in each case equal to the number of Endeavor Operating Company Units held and in exchange for the payment of the aggregate par value of the Class X common stock and Class Y common stock received; and

•	Certain Endeavor Profits Units, Endeavor Full Catch-Up Profits Units and Endeavor Partial Catch-Up Profits Units remain outstanding.

Subsequent to the closing of the IPO, several new and current investors purchased in the aggregate 75,584,747 shares of Class A common stock at a price per share of $24.00 (the “Private Placement”). Of these shares, 57,378,497 were purchased from EGH and 18,206,250 were purchased from an existing investor. EGH is required to, within 60 days following the closing of the IPO, register these shares of Class A common stock on a Form S-1 registration statement. Net proceeds received by EGH from the IPO and the Private Placement, after deducting underwriting discounts and commissions but before deducting offering expenses was approximately $1,901.5 million.

Subsequent to the closing of the IPO and the Private Placement, through a series of transactions, EOC acquired the equity interests of the minority unitholders of Zuffa, which owns and operates the Ultimate Fighting Championship (the “UFC Buyout”). This resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa. In consideration of the minority unitholders’ equity interests of Zuffa, (a) EGH and its subsidiaries issued to certain of such unitholders shares of Class A common stock, Endeavor Operating Company Units, Endeavor Manager Units, shares of Class X common stock and/or shares of Class Y common stock, and (b) EGH used $835.7 million of the net proceeds from this offering and the concurrent private placements to purchase Endeavor Operating Company Units (or equity interests of Zuffa) from certain of such holders. In addition, some of those minority unitholders sold their equity interests of EGH to the private placement investors in the concurrent private placement.

Remaining net proceeds after the UFC Buyout were contributed to Endeavor Manager in exchange for Endeavor Manager Units. Endeavor Manager then in turn contributed such net proceeds to Endeavor Operating Company in exchange for Endeavor Operating Company Units.

Upon the IPO, the 2021 Incentive Award Plan became effective with an initial reserve of 21,700,000 shares of Class A common stock. In addition, the following significant equity-based compensation items occurred: (i) 9,400,353 restricted stock units and stock options of EGH were granted to certain directors, employees and other service providers under the 2021 Incentive Award Plan; (ii) modification of certain pre-IPO equity-based awards were made primarily to remove certain forfeiture and discretionary call terms; (iii) the third Zuffa equity value threshold was achieved under the Zuffa future incentive award and EGH granted 520,834 restricted stock units to our Chief Executive Officer (“CEO”); (iv) our CEO was granted 2,333,334 time-vested restricted stock units as well as a performance-based award with a metric based on the increase in our share price; and (v) our Executive Chairman was granted a performance-based award with a metric based on the increase in our share price. The Company is currently assessing the accounting treatment for these items and will record the necessary equity-based compensation charges in the three months ended June 30, 2021, which in the aggregate is expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in the Prospectus. The historical financial data discussed below reflects our historical results of operations and financial position and relate to periods prior to the reorganization transactions. As a result, the following discussion does not reflect the significant impact that such events will have on us.

BUSINESS OVERVIEW

Endeavor is a premium intellectual property, content, events, and experiences company. We own and operate premium sports properties, including the UFC, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports and entertainment talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, brand licensing, and experiential marketing. The addition of these new capabilities and insights transformed our business into an integrated global platform anchored by owned and managed premium intellectual property.

Segments

We operate our business in three segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; and (iii) Representation.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of scarce sports properties, including UFC, PBR and Euroleague, that generate significant growth through innovative rights deals and exclusive live events.

Through the UFC, the world’s premier professional MMA organization, we produce more than 40 live events annually which are broadcast in over 160 countries and territories to approximately one billion TV households. UFC was founded in 1993 and has grown in popularity after hosting more than 500 events and reaching a global audience through an increasing array of broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with ESPN and other international broadcasters and our increasing consumer engagement is reflected by the growth of FIGHT PASS subscribers and overall follower growth and engagement across our social channels.

PBR is the world’s premier bull riding circuit with more than 500 bull riders from the United States, Australia, Brazil, Canada, and Mexico, competing in more than 200 bull riding events each year pre-pandemic. PBR is one of America’s fastest growing sports with annual attendance for its premier series quadrupling since its inception in 1995.

We have an up to 20-year partnership with Euroleague, which could extend into 2036, to manage and capitalize on all of the commercial business of the league, including media rights, sponsorship, content production, licensing, digital distribution, events staging, and hospitality, for which we receive a management fee. Euroleague is one of the most popular indoor sports leagues in the world, averaging attendance of over 8,500 per game in the 2019-2020 season.

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own, operate, and provide services to a diverse portfolio of over 800 live events annually, including sporting events covering 20 sports across 25 countries, international fashion weeks, art fairs and music, culinary and lifestyle festivals. We own and operate many of these events, including the Miami Open, HSBC Champions, Frieze Art Fair, New York Fashion Week, and Hyde Park Winter Wonderland, and we have a strategic partnership with the PGA-sanctioned Asian Tour. We also operate other events on behalf of third parties, including the AIG Women’s British Open and Fortnite World Cup. Through On Location, we are a leader in historically providing more than 900 premium experiences per year for sporting and music events such as the Super Bowl, Ryder Cup, NCAA Final Four and Coachella.

We are one of the largest independent global distributors of sports video programming and data. We sell media rights globally on behalf of more than 150 clients such as the International Olympic Committee (“IOC”), the NFL, and National Hockey League (“NHL”), as well as for our owned assets and channels. We also provide league advisory services given the array of experience we have to offer. Through IMG ARENA, we work with more than 470 leading sportsbook brands worldwide to deliver live streaming video and data feeds for more than 45,000 sports events annually, as well as for on-demand virtual sports products including our own UFC Event Centre. We also leverage the technology derived from IMG ARENA to provide streaming video solutions to our clients and our owned assets via Endeavor Streaming.

Additionally, we own and operate IMG Academy, a leading academic and sports training institution located in Florida.

Representation

Our Representation segment provides services to more than 7,000 talent and corporate clients and includes our content division, Endeavor Content. Our Representation business deploys a subset of our integrated capabilities on behalf of our clients.

Through our client representation and management businesses, including the WME talent agency and IMG Models, we represent a diverse group of talent across entertainment, sports, and fashion, including actors, directors, writers, athletes, models, musicians, and other artists, in a variety of mediums, such as film, television, books, and live events. Through our 160over90 business, we provide brand strategy, marketing, advertising, public relations, analytics, digital, activation, and experiential services to many of the world’s largest brands. Through IMG Licensing, we provide IP licensing services to a large portfolio of entertainment, sports, and consumer product brands, including representing these clients in the licensing of their logos, trade names and trademarks. Endeavor Content provides a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators.

Components of Our Operating Results

Revenue

In our Owned Sports Properties segment, we primarily generate revenue via media rights fees, pay-per-view, sponsorships, ticket sales, subscriptions, and license fees. In our Events, Experiences & Rights segment, we primarily generate revenue from media rights sales, production service and studio fees, sponsorships, ticket and premium experience sales, subscriptions, streaming fees, tuition, profit sharing, and commissions. In our Representation segment, we generate revenue primarily through commissions, packaging fees, marketing and consulting fees, production fees, and content licensing fees.

Direct Operating Costs

Our direct operating costs primarily include third-party expenses associated with the production of events and experiences, content production costs, operation of our training and education facilities, and fees for media rights, including required payments related to sales agency contracts when minimum sales guarantees are not met.

Selling, General and Administrative

Our selling, general and administrative expenses primarily include personnel costs as well as rent, professional service costs and other overhead required to support our operations and corporate structure.

Provision for Income Taxes

Endeavor Operating Company is a limited liability company, which is treated as a partnership for U.S. federal income tax purposes and is therefore not subject to U.S. corporate income taxes. Endeavor Operating Company’s U.S. and foreign corporate subsidiaries are subject to entity-level taxes. Endeavor Operating Company is also subject to entity-level income taxes in certain U.S. state and local jurisdictions.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, including significantly impacting the entertainment and sports industries as well as our business, results of operations, financial position and cash flows.

The COVID-19 pandemic resulted in various governmental restrictions and began to have a significant adverse impact on our business and operations beginning in March 2020, including the lack of ticketed PBR and UFC events and the early cancellation of the 2019-2020 Euroleague season adversely impacting our Owned Sports Properties segment; the postponement or cancellation of live sporting events and other in-person events adversely impacting our Events, Experiences & Rights segment; and stoppages of entertainment productions, including film, television shows and music events, as well as reduced corporate spending on marketing, experiential and activation, adversely impacting our Representation segment. Furthermore, following the merger of our IMG College business with Learfield, the operating results of the merged business have been weaker than anticipated driven by lower than expected sales and have been further impacted by COVID-19 as a result of the delay, cancellation of or shortened college football season and the prohibition of fans by many teams, which has resulted in impairment charges at Learfield IMG College adversely impacting our equity earnings. We also recognized goodwill and intangible asset impairment charges primarily at our Events, Experiences & Rights segment, driven by lower projections as a result of the impact of COVID-19 and restructuring in certain of our businesses. In the future, any further impact to our business as a result of COVID-19 could result in additional impairments of goodwill, intangibles, long-term investments and long-lived assets.

In response to the COVID-19 pandemic, we implemented cost-savings initiatives across the organization in 2020, including salary reductions, hiring freezes, furloughs, reduced work arrangements, and reductions of our workforce, eliminating costs for consultants, reducing travel and expenses, reducing our marketing spend, cancelling internal company events, and reducing other operating expenses, capital expenditures, and acquisition activity. We believe the actions we have taken and continue to implement will enhance our financial flexibility and provide us the ability to scale up quickly as the impact of the COVID-19 pandemic subsides.

While activity has resumed in certain of our businesses and restrictions have been lessened or lifted, restrictions impacting certain of our businesses remain in effect in locations where we are operating and could in the future be reduced or increased, or removed or reinstated. As a result of this and numerous other uncertainties, including the duration of the pandemic, the effectiveness of mass vaccinations and other public health efforts to mitigate the impact of the pandemic, additional postponements or cancellations of live sporting events and other in-person events, and changes in consumer preferences towards our business and the industries in which we operate, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows, but acknowledge that its impact on our business and results of operations may be material. The ongoing pandemic has had a significant impact on our cash flows from operations. We expect that recovery will continue to be gradual and that the wider impact on revenue and cash flows will vary, but will generally depend on the factors listed above and the general uncertainty surrounding COVID-19. As an example, for those live events that resume, attendance may continue at significantly reduced levels throughout 2021, and any resumption may bring increased costs to comply with new health and safety guidelines. After considering the impact of COVID-19, the effects of the Company’s related cost saving initiatives and the proceeds received from the initial public offering and private placements, the Company believes that existing cash, cash generated from operations and available capacity for borrowings under its credit facilities will satisfy working capital requirements, capital expenditures, and debt service requirements for at least the succeeding year.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2021 and 2020. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$1,069,582	$1,190,397
Operating expenses:
Direct operating costs	546,392	681,284
Selling, general and administrative expenses	381,113	388,971
Insurance recoveries	(19,657)	(17,119)
Depreciation and amortization	67,236	80,447
Impairment charges	—	3,050

Total operating expenses	975,084	1,136,633

Operating income	94,498	53,764
Other (expense) income:
Interest expense, net	(68,351)	(69,984)
Other (expense) income, net	(3,215)	25,357

Income before income taxes and equity losses of affiliates	22,932	9,137
Provision for income taxes	5,085	48,604

Income (loss) before equity losses of affiliates	17,847	(39,467)
Equity losses of affiliates, net of tax	(15,471)	(11,794)

Net income (loss)	2,376	(51,261)
Net income attributable to non-controlling interests	27,246	3,695

Net loss attributable to Endeavor Operating Company, LLC	$ (24,870)	$(54,956)

Revenue

Revenue decreased $120.8 million, or 10.1%, to $1,069.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

•

Owned Sports Properties increased by $51.3 million, or 22.1%. The increase was primarily driven by an increase in media rights fees and event related revenue due to the increase in the number of events held at UFC.

•

Events, Experiences & Rights decreased by $129.2 million, or 19.3%. The decline was primarily attributable to cancellations, postponements and capacity restrictions of live sport events and other in-person events partially offset by an increase in media rights fees primarily driven by the delay of the 2020 soccer season in Europe, which resulted in modified schedules for most leagues moving matches into 2021, all resulting from COVID-19.

•

Representation decreased by $43.8 million, or 15.0%. The decline was primarily driven by the impact of COVID-19 on corporate spending on marketing and experiential activations as well as a reduction at Endeavor Content due to fewer content deliveries in the three months ended March 31, 2021.

Direct operating costs

Direct operating costs decreased $134.9 million, or 19.8%, to $546.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily attributable to approximately $226 million of reduced event costs resulting from the postponement, cancellation and capacity restrictions of sports and live events due to COVID-19. This decrease was partially offset by an increase of approximately $108 million in media rights costs related to the COVID-19 delay of the 2020 soccer season in Europe, which resulted in modified schedules for most leagues moving matches into 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $7.9 million, or 2.0%, to $381.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was principally due to lower cost of personnel, reduced travel and other operating expenses resulting from the ongoing impact of our 2020 COVID-19 related cost savings initiatives.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the three months ended March 31, 2021 and 2020, we recognized $19.7 million and $17.1 million of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights segment due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $13.2 million, or 16.4%, to $67.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily driven by certain UFC intangible assets becoming fully amortized in August 2020.

Impairment charges

For the three months ended March 31, 2020, we recorded $3.1 million of intangible asset impairment charges primarily in our Events, Experiences & Rights and Representation segments.

Interest expense, net

Interest expense, net decreased $1.6 million to $68.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, principally due to the decline in interest rates and the repricing of the UFC Credit Facilities offset by an increase in our indebtedness.

Other (expense) income, net

Other income (expense), net changed from income of $25.4 million for the three months ended March 31, 2020 to expense of $3.2 million for the three months ended March 31, 2021. The expense for the three months ended March 31, 2021 included an $11.4 million loss due to the change in the fair value of embedded foreign currency derivatives partially offset by $7.8 million of gains from changes in fair value of equity investments. The income for the three months ended March 31, 2020 primarily included a $27.1 million gain recognized for the acquisition of the remaining 50% membership interests of FC Diez Media and a $8.1 million gain related to the deconsolidation of Asian Tour Media partially offset by $8.1 million related to foreign currency transaction losses and $2.3 million related to the write off of certain investments.

Provision for income taxes

The provision for income taxes decreased $43.5 million to $5.1 million for the three months ended March 31, 2021. The change was primarily due to tax expense of $32.3 million related to acquisitions and subsequent tax restructuring during the three months ended March 31, 2020 as compared to March 31, 2021.

Equity losses of affiliates, net of tax

Equity losses of affiliates increased $3.7 million to $15.5 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Equity losses for the three months ended March 31, 2021 is primarily due to the losses related to our investment in Learfield IMG College. Equity losses for the three months ended March 31, 2020 is primarily due to the losses related to our investment in Learfield IMG College and the impairment of one of our investments offset by income from our investment in FC Diez Media prior to the acquisition of the remaining 50% membership interests.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests increased $23.6 million to $27.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by the increase in the net income attributable to the UFC.

SEGMENT RESULTS OF OPERATIONS

We classify our business into three reporting segments: Owned Sports Properties; Events, Experiences & Rights; and Representation. Our Chief Operating Decision Maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability and is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital.

Segment operating results reflect earnings before corporate and unallocated shared expenses. Segment operating results include allocations of certain costs, including facilities, technology, and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions.

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue:
Owned Sports Properties	$283,481	$232,167
Events, Experiences & Rights	539,610	668,776
Representation	248,909	292,734
Eliminations	(2,418)	(3,280)

Total Revenue	$1,069,582	$1,190,397

Adjusted EBITDA:
Owned Sports Properties	$145,549	$102,294
Events, Experiences & Rights	39,050	69,123
Representation	61,483	68,613
Corporate	(46,616)	(54,492)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$283,481	$232,167
Direct operating costs	$92,216	$90,458
Selling, general and administrative expenses	$47,712	$39,441
Adjusted EBITDA	$145,549	$102,294
Adjusted EBITDA margin	51.3%	44.1%

Revenue for the three months ended March 31, 2021 increased $51.3 million, or 22.1%, to $283.5 million, compared to the three months ended March 31, 2020. The increase was driven primarily by an increase in media rights fees and event related revenue due to the increase in the number of events held at UFC. This increase was partially offset by a reduced number of events and lack of ticket sales at PBR due to COVID-19.

Direct operating costs for the three months ended March 31, 2021 increased $1.8 million, or 1.9%, to $92.2 million, compared to the three months ended March 31, 2020. The increase was attributable to an increase in the number of UFC events held in the three months ended March 31, 2021 partially offset by savings from holding events at the UFC APEX facility and a reduced number of PBR events.

Selling, general and administrative expenses for the three months ended March 31, 2021 increased $8.3 million, or 21.0%, to $47.7 million, compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase in travel expenses related to UFC’s Fight Island 3.0.

Adjusted EBITDA for the three months ended March 31, 2021 increased $43.3 million, or 42.3%, to $145.5 million, compared to the three months ended March 31, 2020. The increase in Adjusted EBITDA was primarily driven by increased revenue at UFC slightly offset by the increase in selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$539,610	$668,776
Direct operating costs	$421,536	$513,750
Selling, general and administrative expenses	$100,271	$110,871
Adjusted EBITDA	$39,050	$69,123
Adjusted EBITDA margin	7.2%	10.3%

Revenue for the three months ended March 31, 2021 decreased $129.2 million, or 19.3%, to $539.6 million, compared to the three months ended March 31, 2020. Event and performance revenues decreased $244.5 million attributable to the 2021 cancellations of Hyde Park Winter Wonderland, Frieze LA and Rio Open among others and restrictions around the NFL Playoffs, Super Bowl and Bowl Games in 2021 partially offset by the Miami Open taking place in 2021 but cancelled in 2020 all due to COVID-19. These declines were partially offset by an increase in media rights fees of $106.5 million primarily driven by the COVID-19 delay of the 2020 soccer season in Europe, which resulted in modified schedules for most leagues moving matches into 2021.

Direct operating costs for the three months ended March 31, 2021 decreased $92.2 million, or 17.9%, to $421.5 million, compared to the three months ended March 31, 2020. The decrease was driven by a reduction in live event costs of $206.9 million due to COVID-19 related event cancellations, delays and restrictions partially offset by an increase in media rights expenses of $108 million due to the increase in number of matches in 2021.

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased $10.6 million, or 9.6%, to $100.3 million, compared to the three months ended March 31, 2020. The decrease was primarily driven by reduced cost of personnel, travel and other operating expenses resulting from our 2020 COVID-19 related cost savings initiatives.

Adjusted EBITDA for the three months ended March 31, 2021 decreased $30.1 million, or 43.5%, to $39.1 million, compared to the three months ended March 31, 2020. The decrease in Adjusted EBITDA was primarily driven by the reduction in revenue partially offset by the decrease in related direct operating costs, reduced selling, general and administrative expenses and an increase in insurance recoveries related to cancelled events.

Representation

The following table sets forth our Representation segment results for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Revenue	$248,909	$292,734
Direct operating costs	$35,058	$68,898
Selling, general and administrative expenses	$152,159	$155,226
Adjusted EBITDA	$61,483	$68,613
Adjusted EBITDA margin	24.7%	23.4%

Revenue for the three months ended March 31, 2021 decreased $43.8 million, or 15.0%, to $248.9 million, compared to the three months ended March 31, 2020. The decrease was primarily attributable to the impact of COVID-19 on corporate spending on marketing and experiential activations as well as a reduction at Endeavor Content due to fewer content deliveries in the three months ended March 31, 2021.

Direct operating costs for the three months ended March 31, 2021 decreased $33.8 million, or 49.1%, to $35.1 million, compared to the three months ended March 31, 2020. The decrease was primarily attributable to the above mentioned impact of COVID-19 on experiential activations and reduced content deliveries.

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased $3.1 million, or 2.0%, to $152.2 million, compared to the three months ended March 31, 2020. The decrease was primarily driven by reduced cost of personnel, travel and other operating expenses.

Adjusted EBITDA for the three months ended March 31, 2021 decreased $7.1 million, or 10.4%, to $61.5 million, compared to the three months ended March 31, 2020. The decrease in Adjusted EBITDA was driven by the decline in revenue partially offset by the decline in direct operating costs and selling, general and administrative expenses.

Corporate

Corporate primarily consists of overhead, personnel costs, and costs associated with corporate initiatives that are not fully allocated to the operating divisions. Such expenses include compensation and other benefits for corporate office employees, rent, professional fees related to internal control compliance and monitoring, financial statement audits and legal, information technology, and insurance that is managed through our corporate office.

The following table sets forth our results for Corporate for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Adjusted EBITDA	$(46,616)	$(54,492)

Adjusted EBITDA for the three months ended March 31, 2021 improved $7.9 million, or 14.5%, to $(46.6) million, compared to the three months ended March 31, 2020. The decrease in expenses was primarily due to reduced cost of personnel, travel, and professional fees.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings, COVID-19 related expenses, and certain other items when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

Management believes that Adjusted EBITDA is useful to investors as it eliminates the significant level of non-cash depreciation and amortization expense that results from our capital investments and intangible assets recognized in business combinations, and improves comparability by eliminating the significant level of interest expense associated with our debt facilities, as well as income taxes, which may not be comparable with other companies based on our tax structure.

Adjusted EBITDA and Adjusted EBITDA margin are used as the primary bases to evaluate our consolidated operating performance.

Adjusted Net Income is a non-GAAP financial measure and is defined as net income (loss) attributable to Endeavor Operating Company adjusted to exclude our share (excluding those relating to non-controlling interests) of the adjustments used to calculate Adjusted EBITDA, other than income taxes, net interest expense and depreciation, on an after tax basis, the release of tax valuation allowances and other tax items.

Adjusted Net Income adjusts income or loss attributable to the Company for items that are not considered to be reflective of our operating performance. Management believes that such non-GAAP information is useful to investors and analysts as it provides a better understanding of the performance of our operations for the periods presented and, accordingly, facilitates the development of future projections and earnings growth prospects.

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net Income have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect every cash expenditure, future requirements for capital expenditures, or contractual commitments;

•	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net Income do not reflect any cash requirement for such replacements or improvements; and

•	they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

We compensate for these limitations by using Adjusted EBITDA, Adjusted EBITDA margin and Adjusted Net Income along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance.

Adjusted EBITDA, Adjusted EBITDA margin and Adjusted Net Income should not be considered substitutes for the reported results prepared in accordance with GAAP and should not be considered in isolation or as alternatives to net (loss) income as indicators of our financial performance, as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. Although we use Adjusted EBITDA, Adjusted EBITDA margin and Adjusted Net Income as financial measures to assess the performance of our business, such use is limited because it does not include certain material costs necessary to operate our business. Our presentation of Adjusted EBITDA, Adjusted EBITDA margin and Adjusted Net Income should not be construed as indications that our future results will be unaffected by unusual or nonrecurring items. These non-GAAP financial measures, as determined and presented by us, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of our most directly comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures on a consolidated basis.

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$2,376	$(51,261)
Provision for income taxes	5,085	48,604
Interest expense, net	68,351	69,984
Depreciation and amortization	67,236	80,447
Equity-based compensation expense (1)	16,491	7,771
Merger, acquisition and earn-out costs(2)	10,985	10,162
Certain legal costs(3)	3,952	2,802
Restructuring, severance and impairment (4)	407	16,942
Fair value adjustment - equity investments (5)	(7,799)	2,809
Equity method losses - Learfield IMG College (6)	18,805	11,756
COVID-19 related costs (7)	—	210
Other (8)	13,577	(23,985)

Adjusted EBITDA	$199,466	$176,241

Net income (loss) margin	0.2%	(4.3)%
Adjusted EBITDA margin	18.6%	14.8%

Adjusted Net Income

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$2,376	$(51,261)
Net income attributable to non-controlling interests	(27,246)	(3,695)

Net loss attributable to Endeavor Operating Company, LLC	(24,870)	(54,956)
Amortization	45,728	59,964
Equity-based compensation expense(1)	16,491	7,771
Merger, acquisition and cam-out costs(2)	10,985	10,162
Certain legal costs (3)	3,952	2,802
Restructuring, severance and impairment(4)	407	16,942
Fair value adjustment - equity investments (5)	(7,799)	2,809
Equity method losses - Learfield IMG College (6)	18,805	11,756
COVID-19 related costs (7)	—	210
Other (8)	13,577	(23,985)
Tax effects of adjustments (9)	(6,319)	1,366
Adjustments allocated to non-controlling interests (10)	(12,847)	(23,365)
Valuation allowance and other tax items(11)	—	32,338

Adjusted Net Income	$58,110	$43,814

(1)	Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The increase for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to new awards granted subsequent to March 31, 2020 and expense related to our future incentive awards. Equity-based compensation was recognized in all segments and Corporate for the three months ended March 31, 2021 and 2020.

(2)

Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to remain our employees.

Such costs for the three months ended March 31, 2021 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $7 million, which primarily related to our Events, Experiences & Rights and Representation segments. Professional advisor costs were approximately $4 million and primarily related to our Events, Experiences & Rights segment.

Such costs for the three months ended March 31, 2020 primarily related to acquisition earn-out adjustments of approximately $6 million, primarily related to our Representation segment. Professional advisor costs were approximately $4 million primarily related to our Events, Experiences & Rights segment.

(3)	Includes costs related to certain litigation or regulatory matters in each of our segments and Corporate.
(4)	Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the three months ended March 31, 2021 primarily related to severance related to the cessation of operations of certain events in our Events, Experiences & Rights segment.

Such costs for the three months ended March 31, 2020 included approximately $10 million related to the impairment of certain other assets and investments, approximately $3 million related to the impairment of intangible assets and approximately $4 million for severance and restructuring expenses, in each case primarily related to COVID-19, and primarily related to our Owned Sports Properties and Events, Experiences & Rights segments.

(5)	Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.

(6)	Relates to equity method losses, including impairment charges, from our investment in Learfield IMG College following the merger of our IMG College business with Learfield in December 2018.
(7)

Includes COVID-19 related costs that are non-recurring and incremental costs that would have otherwise not been incurred. Such adjustment in 2020 does not include the write-off of $9.3 million of deferred event costs, net of insurance recoveries, which is adjusted in our Events, Experiences & Rights segment profitability measure.

(8)

For the three months ended March 31, 2021, other costs were comprised primarily of a loss of approximately $11 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment and approximately $2 million related to transaction costs associated with the repricing of the UFC Credit Facilities in our Owned Sports Properties segment.

For the three months ended March 31, 2020, other costs were comprised primarily of a gain of approximately $27 million related to the consolidation of a previously held equity interest in FC Diez Media, a gain of approximately $8 million associated with the deconsolidation of Asian Tour Media Pte. Ltd., a gain of approximately $2 million related to non-cash fair value adjustments of embedded foreign currency derivatives and an approximately $3 million increase related to purchase price adjustments to deferred revenue and ticket inventory at On Location, all of which related primarily to our Events, Experiences & Rights segment, and losses of approximately $8 million on foreign exchange transactions, which related to all of our segments and Corporate.

(9)	Reflects the U.S. and non-U.S. tax impacts with respect to each adjustment noted above, as applicable.
(10)	Reflects the share of the adjustments noted above that are allocated to our non-controlling interests, net of tax.
(11)	Such items for the three months ended March 31, 2020 relate to a $32.3 million tax expense recorded as a result of acquisitions and subsequent tax restructurings.

LIQUIDITY AND CAPITAL RESOURCES

Historical liquidity and capital resources

Sources and uses of cash

Cash flows from operations have historically funded our day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as serviced our long-term debt. Our other principal use of cash has been the acquisition of businesses, which have been funded primarily through equity contributions from our pre-IPO institutional investors and the issuance of long-term debt.

Debt facilities

As of March 31, 2021, we had an aggregate of $5.6 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the “Credit Facilities”). We have UFC Holdings, LLC’s term loan and revolving credit facilities (the “UFC Credit Facilities” and, collectively with the Credit Facilities, the “Senior Credit Facilities”). We have available borrowing capacity of approximately $311 million under the Senior Credit Facilities, consisting primarily of availability under the UFC Credit Facilities.

Credit Facilities

As of March 31 2021, we have borrowed an aggregate of $3.1 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the “ABR”) plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2020, we issued a separate tranche of term loans, which accrue interest at a rate equal to adjusted LIBOR plus 8.50%, with a LIBOR floor of 1.00%.

On May 20, 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. As of March 31, 2021, approximately 49% of our Term Loans is hedged. See Note 11, “Debt”, to our unaudited consolidated financial statements for Endeavor Operating Company, LLC included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of March 31, 2021, we have the option to borrow incremental term loans in an aggregate amount equal to at least $290.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of March 31, 2021, we had $69.1 million outstanding under this revolving credit facility and outstanding letters of credit of $25.0 million. The revolving facility matures on May 18, 2023.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. For the financial covenant test period ended March 31, 2021, we repaid $94 million under the revolving credit facility such that the quarterly covenant test was not applicable. Subsequently, we drew $94 million under the revolving credit facility in April 2021. In April 2021, we entered into an amendment to the credit agreement governing the Credit Facilities to, among other things, waive the financial covenant for the test periods ending June 30, 2021, September 30, 2021 and December 31, 2021. In addition, following the successful completion of our initial public offering in April 2021, the maturity date of the revolving facility was extended to May 18, 2024.

The Credit Facilities contain certain restrictive covenants around indebtedness, liens, fundamental changes, guarantees, investments, asset sales, and transactions with affiliates.

The borrower’s obligations under the Credit Facilities are guaranteed by certain of our indirect wholly-owned domestic restricted subsidiaries, subject to certain exceptions. All obligations under the Credit Facilities and the related guarantees are secured by a perfected first priority lien on substantially all of the borrower’s and the guarantors’ tangible and intangible assets, in each case, subject to permitted liens and certain exceptions.

UFC Credit Facilities

As of March 31, 2021, we have borrowed an aggregate of $2.4 billion of first lien term loans under the UFC Credit Facilities. Following a repricing under the UFC Credit Facilities in January 2021, borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 11, “Debt,” to our unaudited consolidated financial statements for Endeavor Operating Company, LLC included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of March 31, 2021, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which had $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of March 31, 2021, we have no borrowings outstanding under this revolving credit facility and no outstanding letters of credit. The revolving facility under the UFC Credit Facilities matures on April 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not tested on March 31, 2021, as we had no borrowings outstanding under this revolving credit facility.

The UFC Credit Facilities contain certain restrictive covenants around indebtedness, liens, fundamental changes, guarantees, investments, asset sales and transactions with affiliates.

The borrower’s obligations under the UFC Credit Facilities are guaranteed by certain of UFC Parent’s indirect wholly-owned domestic restricted subsidiaries, subject to certain exceptions. All obligations under the UFC Credit Facilities and the related guarantees are secured by a perfected first priority lien on substantially all of the borrower’s and the guarantors’ tangible and intangible assets, in each case, subject to permitted liens and certain exceptions.

Restrictions on dividends

Both the Credit Facilities and the UFC Credit Facilities contain restrictions on our ability to make distributions and other payments from the respective credit groups and which therefore limit our ability to receive cash from our operating units to make dividends to the holders of Class A common stock. These restrictions on dividends include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to maintain the parent entities, (4) other specific allowable situations and (5) a general restricted payment basket, as defined in each of the Credit Facilities and the UFC Credit Facilities. Subsequent to March 31, 2021, the UFC LLC Agreement was amended to remove certain covenants restricting distributions and other payments.

Other debt

As of March 31, 2021, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to Endeavor Content and On Location, with total committed amounts of $365.0 million, of which $250.1 million was outstanding and $8.6 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2025, bearing interest at rates ranging from 1.75% to 2.75%.

Other debt includes our Endeavor Content facility (the “Endeavor Content Facility,” which is an asset-based facility (“ABL”) used to fund television and film production). As of March 31, 2021, our Endeavor Content Facility had total capacity of $325.0 million, and we had $220.5 million borrowed. Our ability to borrow under the facility depends on there being sufficient borrowing base capacity, which in turn depends on the number and size of productions we are engaged in and the value of future receipts for the productions. The amounts borrowed under the facility will increase if we enter into additional productions, or decrease if we reduce our production activity. The Endeavor Content Facility matures on March 31, 2025.

Other debt also includes our On Location revolving credit agreement, which has $20.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the “OL Credit Facility”). As of March 31, 2021, we had $19.6 million outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on February 27, 2025.

Both the Endeavor Content Facility and the OL Credit Facility contain restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income, adjusted for non-cash items	$125,943	$85,187
Changes in working capital	13,264	78,541
Changes in non-current assets and liabilities	(210,037)	(71,206)

Net cash (used in) provided by operating activities	$(70,830)	$92,522
Net cash provided by (used in) investing activities	$7,610	$(351,779)
Net cash (used in) provided by financing activities	$(77,843)	$313,884

Operating activities changed from $92.5 million of cash provided in the three months ended March 31, 2020 to $70.8 million of cash used in the three months ended March 31, 2021. Cash used in the three months ended March 31, 2021 primarily represents an increase in other assets of $189.4 million from additional investments in Endeavor Content film assets and an increase in accounts receivable of $76.8 million. Cash provided in the three months ended March 31, 2020 primarily represents an increase in accounts payable and accrued liabilities of $89.6 million and a decrease in deferred costs of $103.1 million due to the adverse impact from COVID-19 resulting in changes to the timing of payments from modified event and media rights schedules.

Investing activities changed from $351.8 million of cash used in the three months ended March 31, 2020 to $7.6 million of cash provided in the three months ended March 31, 2021. Cash provided in the three months ended March 31, 2021 primarily reflects proceeds received from sale of assets of $16.5 million offset by capital expenditures of $9.3 million. Cash used in the three months ended March 31, 2020 primarily reflects payments for acquisitions of businesses, primarily On Location, of $306.7 million, capital expenditures of $25.6 million and investments in non-controlled affiliates of $16.7 million.

Financing activities changed from $313.9 million of cash provided in the three months ended March 31, 2020 to $77.8 million of cash used in the three months ended March 31, 2021. Cash used in the three months ended March 31, 2021 primarily reflects net payments on debt of $60.7 million, redemption of certain of our equity interests of $7.2 million and distributions of $5.2 million. Cash provided in the three months ended March 31, 2020 primarily reflects net proceeds from debt of $389.0 million offset by distributions of $62.8 million primarily made by UFC and redemption of certain of our equity interests of $5.1 million.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, which includes proceeds received from our initial public offering and the private placements completed in May 2021, (2) cash flows from operations, and (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein). Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service for at least the next 12 months. However, the ongoing COVID-19 pandemic has had and continues to have a significant impact on cash flows from operations. We expect that the impact of COVID-19 on revenue and cash flows will vary, but will generally depend on the duration of the pandemic, the extent and effectiveness of mass vaccinations, additional actions that may be taken by governmental authorities, changes in consumer preferences towards our business and the industries in which we operate and additional postponements or cancellation of live sporting events and other in person events.

Our cash and cash equivalents consist primarily of cash on deposit with banks and liquid investments in money market funds. As of March 31, 2021, cash and cash equivalents totaled $880.9 million, including cash held at non-wholly owned consolidated subsidiaries where cash distributions may be subject to restriction under applicable operating agreements or debt agreements and, due to such restrictions, may not be readily available to service obligations outside of those subsidiaries. These balances primarily consist of UFC ($346 million), Endeavor China ($93 million) and On Location ($29 million) as of March 31, 2021. Subsequent to March 31, 2021, the UFC LLC Agreement was amended to remove certain covenants restricting distributions and other payments.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future acquisitions and settle acquisition earn-outs from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreement, (7) pay income taxes, (8) repurchase employee equity (9) make distributions to members and stockholders, (10) the UFC Buyout and (11) an expected reduction of debt by up to $600 million during the third quarter of 2021.

We expect to refinance the Senior Credit Facilities prior to the maturity of the outstanding loans, with the first maturity for outstanding term loans under the Senior Credit Facilities occurring in 2025. We currently anticipate being able to secure funding for such refinancing at favorable terms, however our ability to do so may be impacted by many factors, including our growth and other factors specific to our business as well as macro-economic factors beyond our control, including as a result of COVID-19. See “Risk Factors—Risks Related to Our Business—We cannot be certain that additional financing will be available on reasonable terms when required, or at all.”

Tax distributions by Endeavor Operating Company

Other than as described below, we expect to retain all our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future.

Subject to funds being legally available, we expect that Endeavor Operating Company will make distributions to each of its members, including the Endeavor Profits Units holders and Endeavor Manager, in amounts sufficient to pay applicable taxes attributable to each member’s allocable share of taxable income of Endeavor Operating Company. Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company Agreement. However, in certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to the other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Non pro-rata tax distributions may be paid to holders of Endeavor Profit Units. In addition, prior to the initial public offering, Endeavor Operating Company paid a distribution to its members in respect of taxable income estimated to be allocable to such members for periods prior to the initial public offering, and Endeavor Operating Company may fund additional distributions payable to such members (or their successors) following the initial public offering to the extent such estimates of taxable income were understated.

Tax Receivable Agreement

Generally, we are required under the tax receivable agreement to make payments to the Post-IPO TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with this offering, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. The first payment would be due after the filing of our tax return for the year ending December 31, 2021, which is due April 15, 2022, but the due date can be extended until October 15, 2022. Payments under the tax receivable agreement will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

Under the tax receivable agreement, as a result of certain types of transactions or occurrences, including a transaction resulting in a change of control or a material breach of our obligations under the tax receivable agreement, we may also be required to make payments to the Post-IPO TRA Holders in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreement. If the payments under the tax receivable agreement are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreement as a result of having insufficient funds (including because our credit agreements restrict the ability of our subsidiaries to make distributions to us) such payments will generally be deferred and will accrue interest until paid. For a full description of the tax receivable agreement, see “Risk Factors—Risks Related to Our Organization and Structure—We will be required to pay certain of our pre-IPO investors, including certain Other UFC Holders, for certain tax benefits we may claim (or are deemed to realize) in the future, and the amounts we may pay could be significant.”

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Policies and Estimates” in the Prospectus. During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our consolidated financial statements from those previously disclosed.

Recent Accounting Standards

See Note 3 to the unaudited consolidated financial statements for Endeavor Operating Company, LLC included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our combined financial statements except for those described under “Contractual Obligations, Commitments and Contingencies” below.

Contractual Obligations, Commitments and Contingencies

As described in Note 19 to the unaudited consolidated financial statements for Endeavor Operating Company, LLC, subsequent to March 31, 2021, we entered into new arrangements increasing our purchase/guarantee agreements by $1.3 billion, which will be due in 2021 through 2028. There have been no other material changes to our contractual obligations disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $1.5 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant, a 1% increase in the effective interest rates would have increased our interest expense by $41 million for the three months ended March 31, 2021.

Certain tenors of LIBOR will be eliminated at the end of 2021 and June 2023. Our loans are benchmarked off tenors, including 1 month and 3 month LIBOR, expiring in June 2023. Our Credit Agreement includes fallback language for the new standard benchmark rate that will be offered, Secured Overnight Financing Rate “SOFR”. We cannot quantify the impact of LIBOR’s replacement benchmark rate at this time.

Foreign currency risk

We have operations in several countries outside of the United States, and certain of our operations are conducted in foreign currencies, principally the British Pound and the Euro. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar equivalent of our non-U.S. dollar revenue and operating costs and expenses and reduce international demand for our content and services, all of which could negatively affect our business, financial condition and results of operations in a given period or in specific territories.

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the three months ended March 31, 2021, revenues would have decreased by approximately $38.2 million and operating income would have improved by approximately $3.1 million.

We regularly review our foreign exchange exposures that may have a material impact on our business and from time to time use foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates arising from these exposures. We do not enter into foreign exchange contracts or other derivatives for speculative purposes.

Item 4. Control Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 17 to Endeavor Operating Company, LLC’s unaudited consolidated financial statements elsewhere in this Quarterly Report.

Item 1A. Risk Factors

Investing in our Class A common stock involves substantial risks. You should carefully consider the following factors, together with all of the other information included in this Quarterly Report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report before investing in our Class A common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our Class A common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. While we believe these risks and uncertainties are especially important for you to consider, we may face other risks and uncertainties that could adversely affect our business. Please also see “Forward-Looking Statements” for more information.

Risks Related to Our Business

The impact of the COVID-19 global pandemic could continue to materially and adversely affect our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world implemented measures to reduce the spread of COVID-19. Numerous state and local jurisdictions, including in markets where we operate, imposed “shelter-in-place” orders, quarantines, travel restrictions, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions resulted in work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects.

These measures began to have a significant adverse impact on our business and operations beginning in March 2020, including in the following ways: the inability to hold live ticketed PBR and UFC events and the early cancellation of the 2019-2020 Euroleague season adversely impacted our Owned Sports Properties segment; the postponement or cancellation of live sporting events and other in-person events adversely impacted our Events, Experiences & Rights segment; stoppages of entertainment productions, including film, television shows, and music events, as well as reduced corporate spending on marketing, experiential and activation, adversely impacted our Representation segment.

While activity has resumed in certain of our businesses and restrictions have been lessened or lifted in some cases, restrictions impacting certain of our businesses remain in effect in locations where we are operating and could in the future be reduced or increased, or removed or reinstated. As a result of this and numerous other uncertainties, including the duration of the pandemic, the effectiveness of mass vaccinations and other public health efforts to mitigate the impact of the pandemic, additional postponements or cancellations of live sporting events and other in-person events, and changes in consumer preferences towards our business and the industries in which we operate, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows; however, its impact may be significant. The ongoing pandemic has had a significant impact on our cash flows from operations. We expect that any recovery will continue to be gradual and that the wider impact on revenue and cash flows will vary, but will generally depend on the factors listed above and the general uncertainty surrounding COVID-19.

As an example, for those live events that resume, attendance may continue at significantly reduced levels throughout 2021, and any resumption may bring increased costs to comply with new health and safety guidelines. Given the ongoing uncertainty, we have taken several steps to preserve capital and increase liquidity. See Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of the COVID-19 Pandemic.” We cannot assure you that such measures and our cash flows from operations, cash and cash equivalents, or cash available under our Senior Credit Facilities (as defined below) will be sufficient to meet our working capital requirements and commitments, including long-term debt service, in the foreseeable future.

We will continue to assess the situation, including abiding by any government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact that COVID-19 will have on our operations going forward due to the aforementioned uncertainties. We may be unable to accurately predict the impact, operating costs and effectiveness of continuing to adapt certain aspects of our business or restarting certain of our businesses that have not been fully operational during this period, or the future ways in which we will need to adapt our businesses to further changes or consumer behaviors arising out of the pandemic. In addition, any broader global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment and decreased consumer confidence resulting from the pandemic. Changing consumer behaviors as a result of COVID-19 may also have a material impact on our revenue for the foreseeable future.

In the past, governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to financial markets. If these actions are not successful, the return of adverse economic conditions may cause a material impact on our ability to raise additional capital, if needed, on a timely basis and on acceptable terms, or at all.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the talent, brands, and owners of IP we represent, and the assets we own. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, including the market demand for the distribution rights to live sports events, which are unpredictable and may be affected by changes in the social and political climate, or global issues such as the COVID-19 pandemic. Changes in consumers’ tastes or a change in the perceptions of our brands and business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our services and content offerings or those of our clients and owned assets across our platform, which could have an adverse effect on our business, financial condition and results of operations.

Consumer tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We may invest in our content and owned assets, including in the creation of original content, before learning the extent to which it will achieve popularity with consumers. For example, as of December 31, 2020 we have committed to spending approximately $2.2 billion in guaranteed payments for media, event, or other representation rights and similar expenses, regardless of our ability to profit from these rights. Subsequent to December 31, 2020, we have entered into certain new arrangements increasing our purchase/guarantee agreements by $1.3 billion, which will be due in 2021 through 2028. Specifically, our results of operations have been negatively impacted due to the costs associated with acquired media rights to major soccer events in excess of revenue, which will continue to adversely impact our results of operations for the term of certain of these contracts, two of which expire in 2021 and the last in 2027. A lack of popularity of these, our other content offerings, or our owned assets, as well as labor disputes, unavailability of a star performer, equipment shortages, cost overruns, disputes with production teams, or adverse weather conditions, could have an adverse effect on our business, financial condition and results of operations.

Our ability to generate revenue from discretionary and corporate spending on entertainment and sports events, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control, such as general macroeconomic conditions.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates, and tax laws that impact companies or individuals and inflation can significantly impact our operating results. While consumer and corporate spending may decline at any time for reasons beyond our control, the risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising and decreases in attendance at live entertainment and sports events, among other things. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting our operating results and growth. A prolonged period of reduced consumer or corporate spending, such as those during the COVID-19 pandemic, could have an adverse effect on our business, financial condition, and results of operations.

We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

We must successfully adapt to and manage technological advances in our industry, including the emergence of alternative distribution platforms. If we are unable to adopt or are late in adopting technological changes and innovations that other entertainment providers offer, it may lead to a loss of consumers viewing our content, a reduction in revenues from attendance at our live events, a loss of ticket sales, or lower ticket fees. It may also lead to a reduction in our clients’ ability to monetize new platforms. Our ability to effectively generate revenue from new distribution platforms and viewing technologies will affect our ability to maintain and grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods (such as television, film, and pay-per-view (“PPV”)) in ways that are not entirely predictable, which could reduce consumer demand for our content offerings. We must also adapt to changing consumer behavior driven by advances that allow for time shifting and on-demand viewing, such as digital video recorders and video-on-demand, as well as internet-based and broadband content delivery and mobile devices. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, while also effectively preventing digital piracy, our ability to generate revenue from our targeted audiences may decline and could result in an adverse effect on our business, financial condition, and results of operations.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our clients, or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced agents, managers, and other key personnel, retain or attract agency clients or customers, or enter into multimedia, licensing, and sponsorship engagements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management or our agents, managers, and other key personnel. In addition, we are dependent for a portion of our revenues on the relationships between content providers and the clients and key brands, such as sports leagues and federations, that we represent, many of whom are significant public personalities with large social media followings whose actions generate significant publicity and public interest. Any adverse publicity relating to such individuals or entities that we employ or represent, or to our company, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination, or other misconduct, could result in significant media attention, even if not directly relating to or involving Endeavor, and could have a negative impact on our professional reputation. This could result in termination of licensing or other contractual relationships, or our employees’ ability to attract new customer or client relationships, or the loss or termination of such employees’ services, all of which could adversely affect our business, financial condition, and results of operations. Our professional reputation could also be impacted by adverse publicity relating to one or more of our owned or majority owned brands, events, or businesses.

We depend on the relationships of our agents, managers, and other key personnel with clients across many categories, including television, film, professional sports, fashion, music, literature, theater, digital, sponsorship and licensing.

We depend upon relationships that our agents, managers, and other key personnel have developed with clients across many content categories, including, among others, television, film, professional sports, fashion, music, literature, theater, digital, sponsorship, and licensing. The relationships that our agents, managers, and other key personnel have developed with studios, brands, and other key business contacts help us to secure access to sponsorships, endorsements, professional contracts, productions, events, and other opportunities for our clients. Due to the importance of those industry contacts to us, a substantial deterioration in these relationships, or substantial loss of agents, managers, or other key personnel who maintain these relationships, could adversely affect our business. In particular, our client management business is dependent upon the highly personalized relationships between our agent and manager teams and their respective clients. A substantial deterioration in the team managing a client may result in a deterioration in our relationship with, or the loss of, the clients represented by that agent or manager. The substantial loss of multiple agents or managers and their associated clients could have an adverse effect on our business, financial condition, and results of operations. Most of our agents, managers, and other key personnel are not party to long-term contracts and, in any event, can leave our employment with little or no notice. We can give no assurance that all or any of these individuals will remain with us or will retain their associations with key business contacts.

Our success depends, in part, on our continuing ability to identify, recruit, and retain qualified and experienced agents and managers. If we fail to recruit and retain suitable agents or if our relationships with our agents change or deteriorate, it could adversely affect our business.

Our success depends, in part, upon our continuing ability to identify, recruit, and retain qualified and experienced agents and managers. There is great competition for qualified and experienced agents and managers in the entertainment and sports industry, and we cannot assure you that we will be able to continue to hire or retain a sufficient number of qualified persons to meet our requirements, or that we will be able to do so under terms that are economically attractive to us. Any failure to retain certain agents and managers could lead to the loss of sponsorship, multimedia, and licensing agreements, and other engagements and have an adverse effect on our business, financial condition, and results of operations.

Our failure to identify, sign, and retain clients could adversely affect our business.

We derive substantial revenue from the engagements, sponsorships, licensing rights, and distribution agreements entered into by the clients with whom we work. We depend on identifying, signing, and retaining as clients those artists, athletes, models, and businesses whose identities or brands are in high demand by the public and, as a result, are deemed to be favorable candidates for engagements. Our competitive position is dependent on our continuing ability to attract, develop, and retain clients whose work is likely to achieve a high degree of value and recognition as well as our ability to provide such clients with sponsorships, endorsements, professional contracts, productions, events, and other opportunities. Our failure to attract and retain these clients, an increase in the costs required to attract and retain such clients, or an untimely loss or retirement of these clients could adversely affect our financial results and growth prospects. We have not entered into written agreements with many of the clients we represent. These clients may decide to discontinue their relationship with us at any time and without notice. In addition, the clients with whom we have entered into written contracts may choose not to renew their contracts with us on reasonable terms or at all or they may breach or seek to terminate these contracts. If any of our clients decide to discontinue their relationships with us, whether they are under a contract or not, we may be unable to recoup costs expended to develop and promote them and our financial results may be adversely affected. Further, the loss of such clients could lead other of our clients to terminate their relationships with us.

We derive substantial revenue from the sale of multimedia rights, licensing rights, and sponsorships. A significant proportion of this revenue is dependent on our commercial agreements with entertainment and sports events. Our failure to renew or replace these key commercial agreements on similar or better terms could have an adverse effect on our business, financial condition and results of operations.

Our business involves potential internal conflicts of interest and includes our client representation businesses representing both talent and content rights holders and distributors while our content businesses produce content, which may create a conflict of interest.

Increasingly, we must manage actual and potential internal conflicts of interest in our business due to the breadth and scale of our platform. Different parts of our business may have actual or potential conflicts of interest with each other, including our client representation, media production, events production, sponsorship, and content development businesses. Although we attempt to manage these conflicts appropriately, any failure to adequately address or manage internal conflicts of interest could adversely affect our reputation, and the willingness of clients and third parties to work with us may be affected if we fail, or appear to fail, to deal appropriately with actual or perceived internal conflicts of interest, which could have an adverse effect on our business, financial condition, and results of operations.

The markets in which we operate are highly competitive, both within the United States and internationally.

We face competition from a variety of other domestic and foreign companies. We face competition from alternative providers of the content, services, and events we and our clients offer and from other forms of entertainment and leisure activities in a rapidly changing and increasingly fragmented environment. Any increased competition, which may not be foreseeable, or our failure to adequately address any competitive factors, could result in reduced demand for our content, live events, clients, or key brands, which could have an adverse effect on our business, financial condition, and results of operations.

We depend on the continued service of the members of our executive management and other key employees, as well as management of acquired businesses, the loss or diminished performance of whom could adversely affect our business.

Our performance is substantially dependent on the performance of the members of our executive management and other key employees, as well as management of acquired businesses. We seek to acquire businesses that have strong management teams and often rely on these individuals to conduct day-to-day operations and pursue growth. Although we have entered into employment and severance protection agreements with certain members of our senior management team and we typically seek to sign employment agreements with the management of acquired businesses, we cannot be sure that any member of our senior management or management of the acquired businesses will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy, have a negative impact on our revenues and the effective working relationships that our executive management have developed, and cause employee morale problems and the loss of additional key employees, agents, managers, and clients.

We depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners, as well as corporate sponsors.

A key component of our success is our relationships with television and cable networks, satellite providers, digital streaming and other distribution partners, as well as corporate sponsors. We are dependent on maintaining these existing relationships and expanding upon them to ensure we have a robust network with whom we can work to arrange multimedia rights sales and sponsorship engagements, including distribution of our owned, operated, or represented events. Our television programming for our owned, operated, and represented events is distributed by television and cable networks, satellite providers, PPV, digital streaming, and other media. Because a portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us, or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our business. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. We have an important relationship with ESPN as they are the exclusive domestic home to all UFC events. We have agreements with multiple PPV providers globally and distribute a portion of our owned, operated, or represented events through PPV, including certain events that are sold exclusively through PPV. Any adverse change in these relationships or agreements or a deterioration in the perceived value of our clients, sponsorships, or these distribution channels could have an adverse effect on our business, financial condition and results of operations.

Owning and managing certain events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. If the live events that we own and manage are not financially successful, our business could be adversely affected.

We act as a principal by owning and managing certain live events for which we sell media and sponsorship rights, ticketing and hospitality, such as UFC’s events, the Miami Open, the Miss Universe competition, the Professional Bull Riders’ events, and On Location’s experiences. Organizing and operating a live event involves significant financial risk as we bear all or most event costs, including a significant amount of up-front costs. In addition, we typically book our live events many months in advance of holding the event and often agree to pay a fixed guaranteed amount prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in our ability to live stream or otherwise distribute, whether as a result of technical difficulties or otherwise, we could lose a substantial amount of these up-front costs, fail to generate the anticipated revenue, and be forced to issue refunds for media and sponsorship rights, advertising fees, and ticket sales. If we are forced to postpone a planned event, we would incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue, and may have to refund fees. We could be compelled to cancel or postpone all or part of an event for many reasons, including poor weather, issues with obtaining permits or government regulation, performers failing to participate, as well as operational challenges caused by extraordinary incidents, such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics, or similar events. Such incidents have been shown to cause a nationwide disruption of commercial and leisure activities. We often have cancellation insurance policies in place to cover a portion of our losses if we are compelled to cancel an event, but our coverage may not be sufficient and is subject to deductibles. If the live events that we own and manage are not financially successful, we could suffer an adverse effect on our business, financial condition and results of operations.

Our recent acquisitions have caused us to grow rapidly, and we will need to continue to make changes to operate at our current size and scale. We may face difficulty in further integrating the operations of the businesses acquired in our recent transactions, and we may never realize the anticipated benefits and cost synergies from all of these transactions. If we are unable to manage our current operations or any future growth effectively, our business could be adversely affected.

Our recent acquisitions have caused us to grow rapidly, and we may need to continue to make changes to operate at our current size and scale. If we fail to realize the anticipated benefits and cost synergies from our recent acquisitions, or if we experience any unanticipated or unidentified effects in connection with these transactions, including write-offs of goodwill, accelerated amortization expenses of other intangible assets, or any unanticipated disruptions with important third-party relationships, our business, financial condition, and results of operations could be adversely affected. Moreover, our recent acquisitions involve risks and uncertainties including, without limitation, those associated with the integration of operations, financial reporting, technologies and personnel, and the potential loss of key employees, agents, managers, clients, customers, or strategic partners. Because the integration of the businesses acquired in our recent transactions have and will require significant time and resources, and we may not be able to manage the process successfully, these acquisitions may not be accretive to our earnings and they may negatively impact our results of operations. If our operations continue to grow, we will be required, among other things, to upgrade our management information systems and other processes and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth could strain our resources and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image and reputation and could have an adverse effect on our business, financial condition, and operating results.

We may be unsuccessful in our strategic acquisitions, investments and commercial agreements, and we may pursue acquisitions, investments or commercial agreements for their strategic value in spite of the risk of lack of profitability.

We face significant uncertainty in connection with acquisitions, investments, and commercial agreements. To the extent we choose to pursue certain commercial, investment, or acquisition strategies, we may be unable to identify suitable targets for these deals, or to make these deals on favorable terms. If we identify suitable acquisition candidates, investments, or commercial partners, our ability to realize a return on the resources expended pursuing such deals, and to successfully implement or enter into them will depend on a variety of factors, including our ability to obtain financing on acceptable terms, requisite governmental approvals, as well as the factors discussed below. Additionally, we may decide to make or enter into acquisitions, investments, or commercial agreements with the understanding that such acquisitions, investments, or commercial agreements will not be profitable, but may be of strategic value to us. Our current and future acquisitions, investments, including existing investments accounted for under the equity method, or commercial agreements may also require that we make additional capital investments in the future, which would divert resources from other areas of our business. We cannot provide assurances that the anticipated strategic benefits of these deals will be realized in the long-term or at all.

We may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring a company, making an investment or entering into a commercial agreement and, as such, may not obtain sufficient warranties, indemnities, insurance, or other protections. This could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, a loss of anticipated tax benefits, or other adverse effects on our business, operating results, or financial condition. Additionally, some warranties and indemnities may give rise to unexpected and significant liabilities. Future acquisitions and commercial arrangements that we may pursue could result in dilutive issuances of equity securities and the incurrence of further debt.

Our compliance with regulations may limit our operations and future acquisitions.

We are also subject to laws and regulations, including those relating to antitrust, that could significantly affect our ability to expand our business through acquisitions or joint ventures. For example, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice with respect to our domestic acquisitions and joint ventures, and the European Commission, the antitrust regulator of the European

Union (the “E.U.”), with respect to our European acquisitions and joint ventures, have the authority to challenge our acquisitions and joint ventures on antitrust grounds before or after the acquisitions or joint ventures are completed. State agencies, as well as comparable authorities in other countries, may also have standing to challenge these acquisitions and joint ventures under state or federal antitrust law. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties, or judgments against us, or significant limitations on our activities. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines, actions or legal proceedings against us. Gaming authorities may levy fines against us or seize certain of our assets if we violate gaming regulations. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental regulatory authorities could have adverse effects on us, including increased costs of compliance. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities.

Our business and operations are subject to a variety of regulatory requirements in the United States and abroad, including, among other things, with respect to labor, tax, import and export, anti-corruption, data privacy and protection and communications monitoring and interception. Compliance with these regulatory requirements may be onerous and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction. We may also be unsuccessful in obtaining permits, licenses or other authorizations required to operate our business. While we have implemented policies and procedures designed to achieve compliance with these laws and regulations, we cannot be sure that we or our personnel will not violate applicable laws and regulations or our policies regarding the same.

We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers, and key employees are also subject to extensive background investigations and suitability standards in our businesses. Our failure, or the failure of any of our major stockholders, directors, officers, key employees, products, or technology, to obtain or retain a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our major stockholders, directors, officers, key employees, products, or technology) to obtain or retain required licenses and approvals in other jurisdictions.

We share control in joint venture projects, other investments, and strategic alliances, which limits our ability to manage third-party risks associated with these projects.

We participate in a number of joint ventures, other non-controlling investments, and strategic alliances and may enter into additional joint ventures, investments, and strategic alliances in the future. In these joint ventures, investments, and strategic alliances, we often have shared control over the operation of the assets and businesses. As a result, such investments and strategic alliances may involve risks such as the possibility that a partner in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals, or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our partners, or our partners could take binding actions without our consent. Consequently, actions by a partner or other third party could expose us to claims for damages, financial penalties, additional capital contributions, and reputational harm, any of which could have an adverse effect on our business, financial condition, and results of operations.

Preparing our financial statements requires us to have access to information regarding the results of operations, financial position, and cash flows of our joint ventures and other investments. Any deficiencies in their internal controls over financial reporting may affect our ability to report our financial results accurately or prevent or detect fraud. Such deficiencies also could result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our Class A common stock. Additionally, if our joint ventures and other investments are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or timely file our periodic reports.

Our key personnel may be adversely impacted by immigration restrictions and related factors.

Our ability to retain our key personnel is impacted, at least in part, by the fact that a portion of our key personnel in the United States is comprised of foreign nationals who are not United States citizens. In order to be legally allowed to work in the United States, these individuals generally hold immigrant visas (which may or may not be tied to their employment with us) or green cards, the latter of which makes them permanent residents in the United States.

The ability of these foreign nationals to remain and work in the United States is impacted by a variety of laws and regulations, as well as the processing procedures of various government agencies. Changes in applicable laws, regulations, or procedures could adversely affect our ability to hire or retain these key personnel and could affect our costs of doing business and our ability to deliver services to our clients. In addition, if the laws, rules or procedures governing the ability of foreign nationals to work in the United States were to change or if the number of visas available for foreign nationals permitted to work in the United States were to be reduced, our business could be adversely affected, if, for example, we were unable to retain an employee who is a foreign national.

Corresponding issues apply with respect to our key personnel working in countries outside of the United States relating to citizenship and work authorizations. Similar changes in applicable laws, regulations or procedures in those countries could adversely affect our ability to hire or retain key personnel internationally.

The business of our agents and managers and the clients we represent is international in nature and may require them to frequently travel or live abroad. The ability of our key personnel and talent to travel internationally for their work is impacted by a variety of laws and regulations, policy considerations of foreign governments, the processing procedures of various government agencies and geopolitical actions, including war and terrorism, or natural disasters including earthquakes, hurricanes, floods, fires, as well as pandemics, such as the COVID-19 pandemic. In addition, our productions and live events internationally subject us to the numerous risks involved in foreign travel and operations and also subject us to local norms and regulations, including regulations requiring us to obtain visas for our key personnel and, in some cases, hired talent. Actions by the clients we represent that are out of our control may also result in certain countries barring them from travelling internationally, which could adversely affect our business. If our key personnel and talent were prevented from conducting their work internationally for any reason, it could have an adverse effect on our business, financial condition, and results of operations.

We rely on technology, such as our information systems, to conduct our business. Failure to protect our technology against breakdowns and security breaches could adversely affect our business.

We rely on technology, such as our information systems, content distribution systems, ticketing systems, and payment processing systems, to conduct our business. This technology is vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, and vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states, and others. The techniques used to breach security safeguards evolve rapidly, and they may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent such incidents.

While we have taken steps to protect our confidential and personal information and that of our clients and other business relationships and have invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of such confidential information. Such incidents could adversely affect our business operations, reputation, and client relationships. Any such breach would require us to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including the payment of fines. Although we maintain an insurance policy that covers data security, privacy liability, and cyber-attacks, our insurance may not be adequate to cover losses arising from breaches or attacks on our systems. We also may be required to notify regulators about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods.

Furthermore, we have a large number of operating entities throughout the world and, therefore, operate on a largely decentralized basis. We are also in the process of integrating the technology of our acquired companies. The resulting size and diversity of our technology systems, as well as the systems of third-party vendors with whom we contract, increase the vulnerability of such systems to breakdowns and security breaches. In addition, we rely on technology at live events, the failure or unavailability of which, for any significant period of time, could affect our business, our reputation and the success of our live events. We also rely on technology to provide our digital offerings, live streaming, and virtual events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and those of our third-party vendors. Any significant interruption or failure of the technology upon which we rely, or any significant breach of security, could result in decreased performance and increased operating costs, adversely affecting our business, financial condition, and results of operations.

In addition, our use of social media presents the potential for further vulnerabilities. For instance, we may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing, and swatting. While we have internal policies in place to protect against these vulnerabilities, we can make no assurances that we will not be adversely affected should one of these events occur. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19-themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.

Unauthorized disclosure of sensitive or confidential client or customer information could harm our business and standing with our clients and customers.

The protection of our client, customer, employee, and other company data is critical to us. We collect, store, transmit, and use personal information relating to, among others, our clients, IMG Academy students, employees, consumers, and event participants. We also collect certain data through our 160over90 marketing ventures and our Endeavor Content offerings, which may include a range of talent and production information and data provided to us by our clients. During the COVID-19 pandemic, we also have been collecting certain COVID-related health and wellness information about our employees and others. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential client and customer information. Our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, payment card terminal tampering, computer viruses, misplaced, lost or stolen data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of client or customer information, whether by us or our third-party service providers, could damage our reputation, result in the loss of clients and customers, expose us to risk of litigation and liability or regulatory investigations or actions, disrupt our operations, and harm our business. In addition, as a result of recent security breaches, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information.

Regulatory action for alleged privacy violations could result in significant fines.

Regulators may impose significant fines for privacy and data protection violations. Our business operations involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the E.U. As a result, our business is subject to complex and evolving U.S. and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) creates requirements for in-scope businesses regarding personal data, broadly defined as information relating to an identifiable person. Non-compliance with the GDPR carries significant monetary penalties of up to the higher of 4% of a company’s worldwide total revenue or €20 million. However, there can be no assurances that we will be successful in our efforts to comply with the GDPR or other privacy and data protection laws and regulations, or that violations will not occur, particularly given the complexity of both these laws and our business, as well as the uncertainties that accompany new laws. In addition, in June 2018, California passed the California Consumer Privacy Act of 2018 (the “CCPA”), which became operational on January 1, 2020 and imposes significant data privacy and potential statutory damages related to data protection for the data of California residents. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Similar laws have been proposed in other states and at the federal level. Other international laws are also in place or pending, and such laws may have potentially conflicting requirements that would make compliance challenging.

We may be unable to protect our trademarks and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights.

We have invested significant resources in brands associated with our business such as “Endeavor,” “WME,” “William Morris Endeavor,” “IMG” and “UFC” in an attempt to obtain and protect our public recognition. These brands are essential to our success and competitive position. We have also invested significant resources in the premium content that we produce.

Our trademarks and other intellectual property rights are critical to our success and our competitive position. Our intellectual property rights may be challenged and invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. If we fail to maintain our intellectual property, our competitors might be able to enter the market, which would harm our business. Further, policing unauthorized use and other violations of our intellectual property is difficult, particularly given our global scope, so we are susceptible to others infringing, diluting or misappropriating our intellectual property rights. If we are unable to maintain and protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property is at greater risk in those countries even where we take steps to protect such intellectual property. While we believe we have taken, and take in the ordinary course of business, appropriate available legal steps to reasonably protect our intellectual property, we cannot predict whether these steps will be adequate to prevent infringement or misappropriation of these rights.

From time to time, in the ordinary course of our business, we become involved in opposition and cancellation proceedings with respect to some of our intellectual property or third-party intellectual property. Any opposition and cancellation proceedings or other litigation or dispute involving the scope or enforceability of our intellectual property rights or any allegation that we infringe, misappropriate or dilute upon the intellectual property rights of others, regardless of the merit of these claims, could be costly and time-consuming. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a third party with respect to a claim, or if we are required to, or decide to, cease use of a brand, rebrand or obtain non-infringing intellectual property (such as through a license), it could result in harm to our competitive position and could adversely affect our business and financial condition.

Through new and existing legal and illegal distribution channels, consumers have increasing options to access entertainment video. Piracy, in particular, threatens to damage our business. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. The success of our streaming video solutions (e.g. FIGHT PASS) is directly threatened by the availability and use of pirated alternatives. The value that streaming services are willing to pay for content that we develop may be reduced if piracy prevents these services from realizing adequate revenues on these acquisitions.

Lastly, in the event of a bankruptcy, our intellectual property licenses could be affected in numerous ways. There is a concern that a bankruptcy can result in us losing intellectual property rights. Although some protections are granted via the United States Bankruptcy Code, the United States Bankruptcy Code definition of intellectual property only includes trade secrets, patents and patent applications, copyrights, and mask works and does not include trademarks. Because we rely heavily on the licensing of trademarks, we are at risk of losing rights in the event of a bankruptcy.

As a result of our operations in international markets, we are subject to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets.

We provide services in various jurisdictions abroad through a number of brands and businesses that we own and operate, as well as through joint ventures, and we expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:

•	political instability, adverse changes in diplomatic relations and unfavorable economic conditions in the markets in which we have international operations or into which we may expand;

•

more restrictive or otherwise unfavorable government regulation of the entertainment and sports industry, which could result in increased compliance costs or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;

•	limitations on the enforcement of intellectual property rights;

•	enhanced difficulties of integrating any foreign acquisitions;

•	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;

•	adverse tax consequences;

•	less sophisticated legal systems in some foreign countries, which could impair our ability to enforce our contractual rights in those countries;

•	limitations on technology infrastructure;

•	variability in venue security standards and accepted practices; and

•

difficulties in managing operations due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. law and our internal policies and procedures and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or on a cost—efficient basis.

If our goodwill or intangible assets become impaired, we may be required to record an additional significant charge to earnings.

We review our goodwill for impairment annually as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Adverse impacts to our business, including as a result of COVID-19, could result in additional impairments and additional significant charges to earnings. For additional information, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of the COVID-19 Pandemic.”

Participants and spectators in connection with our live entertainment and sports events are subject to potential injuries and accidents, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live entertainment and sports events, causing a decrease in our revenue.

There are inherent risks to participants and spectators involved with producing, attending, or participating in live entertainment and sports events. Injuries and accidents have occurred and may occur from time to time in the future, which could subject us to substantial claims and liabilities for injuries. Incidents in connection with our entertainment and sports events at any of our venues or venues that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenues. There can be no assurance that the insurance we maintain will be adequate to cover any potential losses. The physical nature of many of our live sports events exposes the athletes that participate to the risk of serious injury or death. These injuries could include concussions, and many sports leagues and organizations have been sued by athletes over alleged long-term neurocognitive impairment arising from concussions. Although the participants in certain of our live sports events, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we may seek coverage under our accident insurance policies, if available, or our general liability insurance policies, for injuries that athletes incur while competing. To the extent such injuries are not covered by our policies, we may self-insure medical costs for athletes for such injuries. Liability to us resulting from any death or serious injury, including concussions, sustained by athletes while competing, to the extent not covered by our insurance, could adversely affect our business, financial condition, and operating results.

We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies, and procedures in the United States and around the world, which are subject to change at any time, governing matters such as:

•	licensing laws for talent agencies, such as California’s Talent Agencies Act and the New York General Business Law;

•	licensing laws for athlete agents;

•	licensing laws for the promotion and operation of MMA events;

•	licensing laws for the supply of sports betting data, gaming software, and other products to gambling operators;

•	licensing, permitting and zoning requirements for operation of our offices, locations, venues, and other facilities;

•	health, safety, and sanitation requirements;

•	the service of food and alcoholic beverages;

•	the welfare and protection of animals;

•	working conditions, labor, minimum wage and hour, citizenship, immigration, visas, harassment and discrimination, and other labor and employment laws and regulations;

•	human rights and human trafficking, including compliance with the U.K. Modern Slavery Act and similar current and future legislation;

•	our employment of youth workers and compliance with child labor laws;

•	compliance with the U.S. Americans with Disabilities Act of 1990 and the U.K.’s Disability Discrimination Act 1995;

•

compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act 2010 (the “Bribery Act”) and similar regulations in other countries, which prohibit U.S. companies and their intermediaries from engaging in bribery or other prohibited payments to foreign officials and require companies to keep books and records that accurately and fairly reflect the transactions of the company and to maintain an adequate system of internal accounting controls;

•	compliance with applicable antitrust and fair competition laws;

•

compliance with international trade controls, including applicable import/export regulations, and sanctions and international embargoes that may limit or restrict our ability to do business with specific individuals or entities or in specific countries or territories;

•	compliance with anti-money laundering and countering terrorist financing rules, currency control regulations, and statutes prohibiting tax evasion and the aiding or abetting of tax evasion;

•	marketing activities;

•	environmental protection regulations;

•

compliance with current and future privacy and data protection laws imposing requirements for the processing and protection of personal or sensitive information, including the GDPR and the E.U. e-Privacy Regulation;

•	compliance with cybersecurity laws imposing country-specific requirements relating to information systems and network design, security, operations, and use;

•	tax laws; and

•	imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls.

Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, reputational harm, adverse media coverage, and other collateral consequences. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines or proceedings against us. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding. In addition, the promulgation of new laws, rules, and regulations could restrict or unfavorably impact our business, which could decrease demand for our services, reduce revenue, increase costs, or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live events for incidents that occur at our events, particularly relating to drugs and alcohol or the spread of the COVID-19 virus.

In the United States and certain foreign jurisdictions, we may have direct and indirect interactions with government agencies and state-affiliated entities in the ordinary course of our business. In particular, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances, licenses for athletes, or permits for events in order for us to promote and conduct our live events and productions. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of third parties, we may be prohibited from promoting and conducting our live events and productions in that jurisdiction. The inability to present our live events and productions in jurisdictions could lead to a decline in various revenue streams in such jurisdictions, which could have an adverse effect on our business, financial condition, and results of operations.

We operate in a number of countries which are considered to be at a heightened risk for corruption. Additionally, we operate in industry segments, such as sports marketing, that have been the subject of past anti-corruption enforcement efforts. As a global company, a risk exists that our employees, contractors, agents, or managers could engage in business practices prohibited by applicable U.S. laws and regulations, such as the FCPA, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials and others, such as the U.K. Bribery Act. There can be no guarantee that our compliance programs will prevent corrupt business practices by one or more of our employees, contractors, agents, managers, or vendors, or that regulators in the U.S. or in other markets will view our program as adequate should any such issue arise.

We are also required to comply with economic sanctions laws imposed by the United States or by other jurisdictions where we do business, which may restrict our transactions in certain markets, and with certain customers, business partners, and other persons and entities. As a result, we are not permitted to, directly or indirectly (including through a third-party intermediary), procure goods, services, or technology from, or engage in transactions with, individuals and entities subject to sanctions. While we believe we have been in compliance with sanctions requirements, there can be no guarantee that we will remain in compliance. Any violation of anti-corruption or sanctions laws could result in fines, civil and criminal sanctions against us or our employees, prohibitions on the conduct of our business (e.g., debarment from doing business with International Development Banks and similar organizations), and damage to our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

In addition, following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period that expired on December 31, 2020. The United Kingdom will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal. The developments, or the perception that any of them could occur, may result in increased legal and regulatory complexities, potential higher costs of conducting business in Europe as well as less demand for concerts and other live entertainment in the United Kingdom and the E.U. Brexit has also contributed to significant volatility and uncertainty in global stock markets and currency exchange rates, and such volatility could continue to occur as the negotiation process progresses.

We are signatory to certain franchise agreements of unions and guilds and are subject to certain licensing requirements of the states in which we operate. We are also signatories to certain collective bargaining agreements and depend upon unionized labor for the provision of some of our services. Our clients are also members of certain unions and guilds that are signatories to collective bargaining agreements. Any expiration, termination, revocation or non-renewal of these franchises, collective bargaining agreements, or licenses and any work stoppages or labor disturbances could adversely affect our business.

Certain of our business, clients, or employees at some of the locations in which we operate are subject to collective bargaining and/or franchise agreements. These collective bargaining and/or franchise agreements regularly expire and require negotiation in the ordinary course of business. Upon the expiration of any of these collective bargaining and/or franchise agreements, however, we, the trade associations with which we are affiliated, and/or our clients’ unions may be unable to negotiate new collective bargaining and/or franchise agreements on satisfactory terms or at all. Our operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating. Certain of such unions and guilds have in the past gone on strike, and in the future may do so again. In addition, our operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize one or more groups of employees (even if not employed by us) at a venue even though we do not currently have unionized labor at that venue. There have also been efforts to unionize the MMA athletes that participate in UFC’s events. A work stoppage at one or more of our operated venues or at our promoted events could have an adverse effect on our business, financial condition and results of operations. We cannot predict the effect that a potential work stoppage would have on our business.

We are party to certain collective bargaining agreements that require contributions to various multiemployer pension, health, and welfare plans that cover unionized employees. Required contributions to these plans could unexpectedly increase during the term of a collective bargaining agreement due to the Employee Retirement Income Security Act of 1974, as amended, which requires additional contributions to be made when a pension fund enters into critical status, which may occur for reasons that are beyond our control. In addition, we may be required by law to fulfill our pension withdrawal liability with respect to any multiemployer pension plans from which we may withdraw or partially withdraw. Our potential withdrawal liability will increase if a multiemployer pension plan in which we participate has significant underfunded liabilities. Any unplanned multiemployer pension liabilities could have an adverse effect on our business, financial condition, and results of operations.

Our talent agency business is and was signatory, through a trade association, The Association of Talent Agents (“ATA”), to certain franchise agreements with the unions and guilds that represent certain of its clients (for example, with the Directors Guild of America). The agency is also subject to licensing and other requirements of certain states in which we operate. Our ability to maintain, renew, or operate without such licenses and franchises is not guaranteed. For example, the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”), terminated its previous 1976 franchise agreement, the Artists’ Manager Basic Agreement, with the ATA, effective April 6, 2019 and while the parties were attempting to negotiate a new franchise agreement, the WGA instructed its members to terminate writing representation services. Furthermore, the WGA and certain writers filed a lawsuit in state court in California against WME and other talent agencies alleging, among other things, breach of fiduciary duty and unfair competition under California law (the “State Court Action”). In addition, on June 24, 2019, WME filed a lawsuit in federal court in California against the WGA alleging violations of Section 1 of the Sherman Act (the “Federal Court Action”). In August 2019, the WGA voluntarily dismissed the State Court Action and instead refiled its claims as counterclaims in the Federal Court Action. The WGA claims included breach of fiduciary duty, unfair competition, violations of Section 1 of the Sherman Act, violations of the California Cartwright Act and RICO, among others. The case was resolved and dismissed with prejudice upon WME signing a new franchise agreement and side letter directly with the WGA on February 5, 2021 (the “Franchise Agreements”).

The Franchise Agreements include terms that prohibit WME from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement (any such entity or individual, a “Restricted Production Entity” and the restrictions set forth in clause (b), the “Restricted Production Entity Limit”). The Franchise Agreements provide for a transition period (the “Transition Period”) for WME to come into compliance with certain of its provisions, including the Restricted Production Entity Limit. During the term of the Franchise Agreements, until we are in compliance, the Franchise Agreements require that we place into escrow (i) Endeavor Content’s after-tax gross profits from the production of works written by WGA members under a WGA collective bargaining agreement and (ii) WME’s after-tax writer commissions and package fees received in connection with such Endeavor Content productions.

Given Endeavor’s current ownership of certain Restricted Production Entities exceeds 20% (including with respect to certain portions of the Endeavor Content business), we will need to reduce our ownership in those Restricted Production Entities to 20% or less by the end of the Transition Period in order to come into compliance and not be in violation of the Franchise Agreements. The potential consequences of any failure to comply may include, among other things, failure to access such escrowed funds during the term until we are in compliance, WGA’s termination of the Franchise Agreements, and, as a result, WGA member clients’ termination of WME as their agency for writing representation services.

Furthermore, the Restricted Production Entity Limit set forth in the Franchise Agreements applies to WME, its agents, employees, partners, principals and shareholders, other than a de minimis holder of general stock (defined as a shareholder that (i) does not hold more than 5% of Endeavor and (ii) does not have voting or other control of the operation or management of Endeavor (a “De Minimis Shareholder”)). We do not have control over who acquires our shares in the public markets, and cannot limit the percentage of our shares held by any given shareholder. In the event that a shareholder of the Company (other than a De Minimis Shareholder) acquires a greater than 20% ownership or other financial interest in a Restricted Production Entity, we would also be in violation of the Franchise Agreements and the potential consequences set forth above would similarly apply.

The outcome of any similar disputes with unions or guilds that represent our clients, including the commercial landscape that will exist in the future with our clients after such disputes, could have an adverse effect on our business. As with the WGA dispute, any revocation, non-renewal or termination of our or our clients’ franchises or licenses, including but not limited to the Franchise Agreements, including the limitation on our client representation business’ ability to generate new future packaging revenues or its ability to affiliate with other Endeavor companies that produce content, or any disputed application of, or unexpected change in franchise or licensing requirements (whether applicable to us, our clients or otherwise), could have an adverse effect on our business, financial condition, and results of operations.

We cannot be certain that additional financing will be available on reasonable terms when required, or at all.

From time to time, we may need additional financing, whether in connection with our capital improvements, acquisitions, or otherwise. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. For example, if borrowings available under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the “Credit Facilities”) and UFC Holdings, LLC’s term loan and revolving credit facilities (the “UFC Credit Facilities” and, collectively with the Credit Facilities, the “Senior Credit Facilities”), or borrowings under certain of our other debt facilities, are insufficient or unavailable at a reasonable cost, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital, or restructuring, which alternatives may not be available to us on favorable terms when required, or at all. Any of the foregoing could have a material adverse effect on our business. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our then existing stockholders may experience dilution.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. UFC is currently named in five related class-action lawsuits filed against it alleging that UFC violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopolizing the alleged market for elite professional MMA fighters’ services. Additionally, IMG is currently named in four claims against it in Milan, Italy alleging anti-competitive practices. See Part II., Item 1. “Legal Proceedings.” If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal), or lawsuits by governmental agencies or private parties. If the results of these investigations, proceedings, or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions, or other censure that could have an adverse effect on our business, financial condition, and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could have an adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our indirect equity interests in Endeavor Operating Company and, accordingly, we are dependent upon distributions from Endeavor Operating Company to pay taxes and other expenses.

We are a holding company and our principal asset is our indirect ownership of Endeavor Operating Company. We have no independent means of generating revenue. As the indirect sole managing member of Endeavor Operating Company, we intend to cause Endeavor Operating Company to make distributions to its equityholders, including the members of Endeavor Operating Company (including Endeavor Profits Units holders) and Endeavor Manager, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Endeavor Operating Company. As the sole managing member of Endeavor Manager, we intend to cause Endeavor Manager, to the extent it is able, to make non-pro rata distributions to us such that we will be able to cover all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreement we intend to enter into as part of the reorganization transactions and other costs or expenses, but we are limited in our ability to cause Endeavor Operating Company to make distributions to its equityholders (including for purposes of paying corporate and other overhead expenses and dividends) under the Senior Credit Facilities. In addition, certain laws and regulations may result in restrictions on Endeavor Manager’s ability to make distributions to us, Endeavor Operating Company’s ability to make distributions to its equityholders, or the ability of Endeavor Operating Company’s subsidiaries to make distributions to it.

To the extent that we need funds and Endeavor Manager, Endeavor Operating Company or Endeavor Operating Company’s subsidiaries are restricted from making such distributions, under applicable law or regulation, as a result of covenants in the Senior Credit Facilities or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and, as a result, could suffer an adverse effect on our liquidity and financial condition. In certain situations, including where Endeavor Operating Company does not have sufficient cash to make tax distributions to all of its members in the full amount provided for in the Endeavor Operating Company Agreement, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Tax distributions will generally be treated as advances of other distributions made under the Endeavor Operating Company Agreement, but no adjustments will be made to the exchange ratio for members of Endeavor Operating Company or Endeavor Manager who exercise the redemption rights described above to account for prior tax distributions (and tax distributions paid prior to such an exercise of redemption rights will not reduce distributions otherwise payable to Endeavor Manager in respect of Endeavor Operating Company Units acquired in connection with the exercise of such redemption rights).

Under the limited liability company agreement of Endeavor Operating Company (the “Endeavor Operating Company Agreement”), we expect Endeavor Operating Company, from time to time, to make distributions in cash to its equityholders, including the members of Endeavor Operating Company (including the Endeavor Profits Units holders) and Endeavor Manager, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Endeavor Operating Company. We further expect that, under the limited liability company agreement of Endeavor Manager (the “Endeavor Manager LLC Agreement”), Endeavor Manager may make non-pro rata distributions in cash to us using the proceeds it receives from any such tax distributions by Endeavor Operating Company. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Endeavor Operating Company’s other equityholders, (ii) the lower tax rate applicable to corporations as opposed to individuals, (iii) the favorable tax benefits that we anticipate from (a) redemptions or exchanges of Endeavor Operating Company Units (and paired shares of Class X common stock), in exchange for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock, (b) payments under the tax receivable agreement and (c) the acquisition of interests in Endeavor Operating Company from its equityholders (other than Endeavor Group Holdings and Endeavor Manager) and (iv) the fact that tax distributions made in respect of Endeavor Operating Company Units will generally be made pro rata in respect of such Units as described in the Endeavor Operating Company Agreement, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the tax receivable agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Endeavor Operating Company Units or Endeavor Manager Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, or lend them to Endeavor Operating Company, this may result in shares of our Class A common stock increasing in value relative to the value of Endeavor Operating Company Units. The holders of Endeavor Operating Company Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their Endeavor Operating Company Units (and paired shares of Class X common stock).

We are controlled by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, whose interests in our business may be different than yours, and our board of directors has delegated significant authority to an Executive Committee and to Messrs. Emanuel and Whitesell.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, as a group, control approximately 89.5% of the combined voting power of our common stock following the underwriters’ exercise of their option to purchase additional shares in full as a result of their ownership of shares of our Class A common stock and Class X common stock, each share of which is entitled to 1 vote on all matters submitted to a vote of our stockholders, and Class Y common stock, each share of which is entitled to 20 votes on all matters submitted to a vote of our stockholders.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders collectively have the ability to substantially control our Company, including the ability to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and stockholder amendments to our by-laws, and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer, or even prevent an acquisition by a third party or other change of control of our Company, and may make some transactions more difficult or impossible without the support of Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, even if such events are in the best interests of minority stockholders. This concentration of voting power may have a negative impact on the price of our Class A common stock. In addition, because shares of our Class Y common stock each have 20 votes per share on matters submitted to a vote of our stockholders, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will be able to control our Company as long as they own Class Y common stock representing more than a majority of the total voting power of our issued and outstanding common stock, voting together as a single class. Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will continue to control the outcome of matters submitted to stockholders so long as they collectively hold 123,972,031 shares of Class Y common stock, which represents 18.2% of the outstanding shares of all our common stock outstanding. Holders of Class Y common stock would continue to control the outcome of matters submitted to stockholders where Class Y common stock represents 18.2% of the outstanding shares of all our common stock.

Additionally, prior to a Triggering Event, pursuant to Section 141(a) of the Delaware General Corporation Law (“DGCL”), the Executive Committee will have all of the power and authority (including voting power) of the board of directors. The Executive Committee will have the authority to approve any actions of the Company, except for matters that must be approved by the Audit Committee of the board (or both the Executive Committee and the Audit Committee), or by a committee qualified to grant equity to persons subject to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for purposes of exempting transactions pursuant to Section 16b-3 thereunder, or as required under Delaware law, SEC rules and the rules of the Exchange. The Executive Committee consists of Messrs. Emanuel and Whitesell and two directors nominated to our board of directors by the Silver Lake Equityholders. The Executive Committee has delegated to Messrs. Emanuel and Whitesell the authority to manage the business of the Company with power and authority to approve any actions of the Company, except for certain specified actions that require the approval of the Executive Committee and as required under Delaware law, SEC rules and the rules of the Exchange.

Messrs. Emanuel’s and Whitesell’s, Executive Holdcos’, and the Silver Lake Equityholders’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interest. Because Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders hold part of their economic interest in our business through Endeavor Operating Company, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, and whether and when we should undergo certain changes of control within the meaning of the tax receivable agreement or terminate the tax receivable agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Messrs. Emanuel’s and Whitesell’s, Executive Holdcos’, and the Silver Lake Equityholders’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that will become operative following a Triggering Event and that will have a similar effect to Section 203 of the DGCL, except that they provide that Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders and their respective affiliates and direct and indirect transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

Our amended certificate of incorporation provides that, to the fullest extent permitted by law, Endeavor Group Holdings renounces any interest or expectancy in a transaction or matter that may be a corporate opportunity for Endeavor Group Holdings and Messrs. Emanuel and Whitesell (other than in their capacity as officers and employees of the Company), Executive Holdcos, the Silver Lake Equityholders, or any of our non-employee directors have no duty to present such corporate opportunity to Endeavor Group Holdings and they may invest in competing businesses or do business with our clients or customers. To the extent that Messrs. Emanuel and Whitesell, Executive Holdcos, the Silver Lake Equityholders, or our non-employee directors invest in other businesses, they may have differing interests than our other stockholders. In addition, we may in the future partner with or enter into transactions with our pre-IPO investors or their affiliates, including with respect to future investments, acquisitions, and dispositions.

We cannot predict the impact our capital structure and the concentrated control by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders may have on our stock price or our business.

We cannot predict whether our multiple share class capital structure, combined with the concentrated control by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indices are considering whether to exclude companies with multiple share classes from their membership. For example, in July 2017, FTSE Russell, a provider of widely followed stock indices, stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. In addition, in July 2017, S&P Dow Jones, another provider of widely followed stock indices, stated that companies with multiple share classes will not be eligible for certain of their indices. As a result, our Class A common stock will likely not be eligible for these stock indices. We cannot assure you that other stock indices will not take a similar approach to FTSE Russell or S&P Dow Jones in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

We have a substantial amount of indebtedness, which could adversely affect our business.

As of March 31, 2021, we had an aggregate of $5.6 billion outstanding indebtedness under our Senior Credit Facilities, with the ability to borrow up to approximately $311.0 million more under revolving credit facilities under our Senior Credit Facilities, consisting primarily of availability under the UFC Credit Facilities. Additionally, as of March 31, 2021, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to Endeavor Content, with total committed amounts of $365.0 million, of which $250.1 million was outstanding and $8.6 million was available for borrowing based on the supporting asset base, and similar to our Senior Credit Facilities, these facilities include restrictive covenants that may restrict certain business operations of the respective businesses who have borrowed from these facilities.

If we cannot generate sufficient cash flow from operations to service this debt, we may need to refinance this debt, dispose of assets, or issue equity to obtain necessary funds. Additionally, our credit rating has in the past and may in the future be downgraded. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

This substantial amount of indebtedness could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures or other purposes;

•	require us to refinance in order to accommodate the maturity of the term loans under our Credit Facilities in 2025 and the term loans under our UFC Credit Facilities in 2026;

•

increase our vulnerability to adverse economic and industry conditions, which could lead to a downgrade in our credit rating and may place us at a disadvantage compared to competitors who may have proportionately less indebtedness;

•	increase our cost of borrowing and cause us to incur substantial fees from time to time in connection with debt amendments or refinancings; and

•

limit our ability to obtain necessary additional financing for working capital, capital expenditures, or other purposes in the future, plan for or react to changes in our business and the industries in which we operate, make future acquisitions or pursue other business opportunities, and react in an extended economic downturn.

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because a portion of the borrowings under our credit facilities bear interest at a variable rate, our interest expense could increase, exacerbating these risks. Of the aggregate principal balance of $5.6 billion outstanding under the Senior Credit Facilities as of March 31, 2021, $1.5 billion has been fixed through interest rate swaps leaving $4.1 billion of floating rate debt under those facilities. A 1% increase in the interest rates charged on the outstanding amount of our floating rate debt would increase our annual interest expense by $41 million.

Restrictive covenants in the Senior Credit Facilities may restrict our ability to pursue our business strategies.

The credit agreements governing the terms of the Senior Credit Facilities restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness, loans and investments, liens, and affiliate transactions. The Senior Credit Facilities also contain customary events of default, including a change in control. These covenants, among other things, limit our ability to fund future working capital needs and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. Such covenants could limit the flexibility of our subsidiaries in planning for, or reacting to, changes in the entertainment and sports industry. Our ability to comply with these covenants is subject to certain events outside of our control. Additionally, we have in the past, and may in the future need to amend or obtain waivers to our existing covenants, and cannot guarantee that we will be able to obtain those amendments or waivers on commercially reasonable terms or at all. If we are unable to comply with these covenants, the lenders under the Senior Credit Facilities could terminate their commitments and accelerate repayment of our outstanding borrowings, which also may result in the acceleration of or default under any other debt we may incur in the future to which a cross-acceleration or cross-default provision applies. If such an acceleration were to occur, we may be unable to obtain adequate refinancing for our outstanding borrowings on favorable terms, or at all. We have pledged a significant portion of our assets as collateral under our Senior Credit Facilities. If we are unable to repay our outstanding borrowings when due, the lenders under the Senior Credit Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them, which may have an adverse effect on our business, financial condition, and operating results.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make payments on, or to refinance our respective obligations under, our indebtedness will depend on future operating performance and on economic, financial, competitive, legislative, regulatory, and other factors. Many of these factors are beyond our control. Additionally, the terms of the UFC Credit Facilities restrict the ability of our UFC subsidiaries to make distributions to us, which may limit us from using funds from our UFC subsidiaries to make payments on our indebtedness under the Credit Facilities. Our consolidated cash balance also includes cash from other consolidated non-wholly owned entities, such as our Endeavor China business. These businesses may have restrictions in their ability to distribute cash to the rest of the company, including under the terms of applicable operating agreements or debt agreements, which may require the approval of certain of our investors based on the timing and amount of distribution. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness, we must continue to execute our business strategy. If we are unable to do so, we may need to refinance all or a portion of our indebtedness on or before maturity.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the Exchange rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders control, as a group, more than 50% of our combined voting power. As a result, we are considered a “controlled company” for the purposes of the Exchange rules and corporate governance standards, and therefore we are permitted to, and we intend to, elect not to comply with certain corporate governance requirements of the Exchange, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of the Exchange, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a controlled company until Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders no longer control, as a group, more than 50% of our combined voting power. Each member of our control group holds Class A common stock and Class X common stock, each of which has 1 vote per share, and Class Y common stock, which has a 20-vote per share feature. The shares of Class Y common stock held by our control group will be canceled/redeemed for no consideration upon the earlier of (i) the disposition of (a) the paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock) and (b) the shares of Class A common stock (as a result of a redemption of paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock)) paired with such Class Y common stock, as applicable, and (ii) with respect to all shares of Class Y common stock, a Triggering Event. Because there is no time-based sunset date for our Class Y common stock, we may continue to be a controlled company indefinitely.

We are required to pay certain of our pre-IPO investors, including certain Other UFC Holders, for certain tax benefits we may claim (or are deemed to realize) in the future, and the amounts we may pay could be significant.

In connection with the offering, we acquired existing equity interests in Endeavor Operating Company from certain of our pre-IPO investors in exchange for the issuance of shares of our Class A common stock, Class Y common stock and rights to receive payments under the tax receivable agreement and acquired certain existing interests in Endeavor Operating Company from certain of the Other UFC Holders in exchange for cash and rights to receive payments under the tax receivable agreement. As a result of these acquisitions, we succeeded to certain tax attributes of certain of our pre-IPO investors and will receive the benefit of tax basis in the assets of Endeavor Operating Company and certain of its subsidiaries. In addition, redemptions or exchanges of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash are expected to produce favorable tax attributes that would not be available to us in the absence of such redemptions or exchanges.

We have entered into the tax receivable agreement with the Post-IPO TRA Holders that provides for the payment by us to the Post-IPO TRA Holders (or their transferees of Endeavor Operating Company Units or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of (i) any tax basis in the assets of Endeavor Operating Company and certain of its subsidiaries resulting from (a) the acquisition of equity interests in Endeavor Operating Company from certain of our pre-IPO investors and the acquisition of interests in Endeavor Operating Company (or UFC Parent) from certain of the Other UFC Holders, (b) future redemptions or exchanges by us of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash or (c) payments made under the tax receivable agreement, (ii) any net operating losses or certain other tax attributes of certain pre-IPO investors or Other UFC Holders that are available to us to offset income or gain earned after the mergers, (iii) any existing tax basis associated with Endeavor Operating Company Units, the benefit of which is allocable to us as a result of the exchanges of such Endeavor Operating Company Units for shares of our Class A common stock or cash, and (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. The tax receivable agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the tax receivable agreement in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreement constituting imputed interest.

Future payments under the tax receivable agreement could be substantial. The payments under the tax receivable agreement are not conditioned upon any Post-IPO TRA Holder’s continued ownership of us.

In addition, the Post-IPO TRA Holders (or their transferees or other assignees) will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed, except that any excess payments made to any Post-IPO TRA Holder (or such holder’s transferees or assignees) will be netted against future payments that would otherwise be made under the tax receivable agreement, if any, after our determination of such excess. We could make payments to the Post-IPO TRA Holders under the tax receivable agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the tax receivable agreement provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the tax benefits covered by the tax receivable agreement. As a result, upon a change of control, we could be required to make payments under the tax receivable agreement that are greater than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.

In addition, the tax receivable agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the tax receivable agreement, the Post-IPO TRA Holders will have the option to terminate the tax receivable agreement, and we will be required to make a payment to the Post-IPO TRA Holders covered by such termination in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of 6.50 % or LIBOR plus 200 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the tax receivable agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. These provisions of the tax receivable agreement may result in situations where the Post-IPO TRA Holders have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the tax receivable agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. The Senior Credit Facilities restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreement. To the extent that we are unable to make payments under the tax receivable agreement as a result of restrictions in our Senior Credit Facilities, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Risks Related to Our Class A Common Stock

Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress the price of our Class A common stock.

Additional sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. As of May 12, 2021, we had 259,498,002 shares of Class A common stock issued and outstanding. In addition, 167,950,559 shares of Class A common stock may be issued upon the exercise of the redemption rights of our pre-IPO equityholders (other than outstanding Endeavor Profits Units and Endeavor Catchup Profits Units described below). Furthermore, redemptions or exchanges of Endeavor Manager Units and Endeavor Operating Company Units (and the corresponding shares of Class X common stock) into Class A common stock will have a dilutive effect on the number of outstanding shares of our Class A common stock, even if the indirect or direct economic ownership of Endeavor Operating Company or Endeavor Manager, as applicable, by holders of our Class A common stock remain unchanged. Our Class A common stock is freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any Class A common stock that may be held or acquired by our directors, executive officers, and other affiliates (as that term is defined in the Securities Act), which will be restricted securities under the Securities Act.

Under the Registration Rights Agreement, certain of our equityholders, including Executive Holdcos and the Silver Lake Equityholders (our “Principal Stockholders”), have demand and piggyback rights that require us to file registration statements registering their Class A common stock (including shares of Class A common stock issuable upon the exercise by members of Endeavor Operating Company (other than Endeavor Manager) or members of Endeavor Manager (other than us) of their redemption rights) or to include sales of such Class A common stock in registration statements that we may file for ourselves or other stockholders. Additionally, the private placement investors have the right to require us to register their shares of Class A common stock on a Form S-1 registration statement within 60 days following the closing of the IPO. We intend to file such registration statement on or around June 30, 2021. Additionally, we bear common stock sold under these registration statements, which will be freely tradable in the public market. In the event that such registration rights are exercised and a large number of Class A common stock is sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales could also impede our ability to raise future capital. all expenses in connection with any such registrations, including reimbursement of the reasonable fees and disbursements of one law firm for the selling stockholders (except that selling stockholders will be responsible for their pro rata share of underwriters’ commissions and discounts).

We and each of our executive officers and directors, the Silver Lake Equityholders and certain of our other existing equityholders have agreed with the underwriters that for a period of 180 days after the date of the Prospectus, we and they will not offer, sell, assign, transfer, pledge, contract to sell or otherwise dispose of or hedge any of our common stock, or any options or warrants to purchase any of our common stock or any securities convertible into, exchangeable for or that represent the right to receive our common stock (including, without limitation, Endeavor Operating Company Units and Endeavor Manager Units), subject to specified exceptions including that we may, during such 180-day period, (i) offer, contract to sell or issue Class A common stock or securities convertible into Class A common stock (including Endeavor Operating Company Units or Endeavor Manager Units) in connection with an acquisition or business combination (including the filing of a registration statement on Form S-4 or other appropriate form with respect thereto) or the entering into of a joint venture, provided that the aggregate number of shares of Class A common stock that may be issued (excluding any shares of Class A common stock, Endeavor Manager Units or Endeavor Operating Company Units offered or contracted to be sold pursuant to a signed agreement in connection with an acquisition, business combination, joint venture or any similar transaction solely to the extent no shares of Class A common stock, Endeavor Operating Company Units or Endeavor Manager Units are issued during the 180-day period) shall not exceed 10% of the total number of shares of Class A common stock (determined after giving effect to the assumed exchange of all Endeavor Operating Company Units and Endeavor Manager Units then outstanding for newly issued shares of Class A common stock) issued and outstanding as of the closing of our IPO and provided further that the acquirer of such common stock agrees in writing to be bound by the obligations and restrictions of our lock-up agreement, (ii) offer or issue Endeavor Operating Company Units to our employees or employees of any of our subsidiaries who were not employees of such entity as of the date of the Prospectus. Morgan Stanley & Co. LLC may, in its discretion, at any time without prior notice (except with respect to common stock held by our executive officers and directors as described in the lock-up agreement), release all or any portion of the common stock from the restrictions in any such agreement, and (iii) allow sales as necessary for paying taxes (including estimated taxes) or to satisfy the income and payroll tax withholding obligations as a result of vesting and/or settlement of equity awards under the 2021 Incentive Award Plan. In addition, the Management Equityholders are subject to market standoff restrictions with us in the Endeavor Manager LLC Agreement and Endeavor Operating Company LLC Agreement that restricts certain transfers of such shares of Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, including equity awards issued under our equity incentive plans for one year following the closing of the offering, covering an aggregate of 169,432,139 shares of Class A common stock. Notwithstanding the foregoing, up to 4,950,000 shares of our outstanding Class A common stock were available for sale beginning at the commencement of trading on the second trading day on which our common stock traded on NYSE and up to an additional 1,300,000 shares of our outstanding Class A common stock on the effective date of the Resale Registration Statement. After the lock-up agreements and market standoff restrictions expire, up to an additional 163,182,139 shares of Class A common stock (including shares of Class A common stock issuable upon the exercise by members of Endeavor Operating Company (other than Endeavor Manager) or Endeavor Manager (other than us) of their redemption rights) may be sold by these equityholders in the public market either in a registered offering or pursuant to an exemption from registration, such as Rule 144 promulgated under the Securities Act (“Rule 144”). Of these shares, 124,344,980 shares may be immediately sold under Rule 144 without being subject to the volume, manner of sale and other restrictions of such rule.

In addition, subject to certain restrictions:

•

the holders of 3,809,522 Endeavor Full Catch-up Profits Units (assuming our achievement of a $25.10 price per share that would fully satisfy their preference on distributions and result in their conversion into Endeavor Operating Company Units), may exchange their Endeavor Operating Company Units and paired shares of our Class X common stock and Class Y common stock. These holders may subsequently acquire shares of Class A common stock upon the exercise of their redemption rights;

•

the holders of 3,337,048 Endeavor Profits Units, which have a weighted-average per unit hurdle price of $17.68, may exchange their Endeavor Profits Units into Endeavor Operating Company Units and paired shares of our Class X common stock and Class Y common stock These holders may subsequently acquire shares of Class A common stock upon the exercise of their redemption rights; and

•

the holders of 11,919,786 Endeavor Partial Catch-Up Profits Units, which have a per unit hurdle price of $23.16 (assuming our achievement of a $25.10 price per share that would fully satisfy their preference on distributions and result in their conversion into Endeavor Profits Units), may exchange their Endeavor Profits Units and paired shares of our Class X common stock, as described in “Organizational Structure.” These holders may subsequently acquire shares of our Class A common stock upon the exercise of their redemption rights.

In addition, we have initially reserved for issuance under our 2021 Incentive Award Plan 21,700,000 shares of Class A common stock. We granted equity awards in connection with the IPO under our 2021 Incentive Award Plan and, if the price of our Class A common stock increases over time, we will issue restricted stock pursuant to performance-based equity awards to Mr. Emanuel and Mr. Whitesell. Any shares of Class A common stock that we issue, including under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future, will dilute the percentage ownership held by then current holders of our Class A common stock. Moreover, while in the past the Company has historically settled Endeavor Phantom Units in cash, it may in its discretion settle these in equity in the future (through the 2021 Incentive Award Plan or otherwise), which would dilute the percentage ownership held by the investors who purchase Class A common stock.

The price of our Class A common stock may be volatile, and you may be unable to resell your Class A common stock at or above your purchase price or at all.

The market price for our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	trends and changes in consumer preferences in the industries in which we operate;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer and advertising marketplaces;

•	changes in key personnel;

•	our entry into new markets;

•	changes in our operating performance;

•	investors’ perceptions of our prospects and the prospects of the businesses in which we participate;

•	fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;

•

changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	the development and sustainability of an active trading market for our Class A common stock;

•	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•	the inclusion, exclusion, or deletion of our Class A stock from any trading indices;

•	future sales of our Class A common stock by our officers, directors, and significant stockholders;

•	other events or factors, including those resulting from system failures and disruptions, hurricanes, wars, acts of terrorism, other natural disasters, , or responses to such events;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and

•	changes in accounting principles.

These and other factors may lower the market price of our Class A common stock, regardless of our actual operating performance. As a result, our Class A common stock may trade at prices significantly below the price at which you purchased your shares.

In addition, the stock markets, including the Exchange, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all of our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. The declaration and payment of future dividends to holders of our Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, tax obligations, restrictions in the debt instruments of our subsidiaries, including the Senior Credit Facilities, and other factors deemed relevant by our board of directors. See Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Liquidity and Capital Resources—Debt Facilities” for more information on the restrictions the Senior Credit Facilities impose on our ability to declare and pay cash dividends. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries, or covenants under future indebtedness that we or they may incur.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting, and a report issued by our independent registered public accounting firm on that assessment, in each case beginning with the filing of our second Annual Report on Form 10-K. In fiscal year 2019, we identified a material weakness with our internal controls over financial reporting that resulted from not having a sufficiently documented risk assessment process to identify and analyze risks of misstatement due to error and/or fraud, and not having sufficiently documented compliance communication and investigation policies. This deficiency did not result in any error or restatement of our financial statements. We have since enhanced the documentation of our risk assessment process and controls to identify and analyze risks of misstatement due to error or fraud, and implemented process and controls over our enhanced compliance communication and investigation policies. Such controls have operated effectively over a sufficient period of time to conclude we have fully remediated this material weakness. In the future, it is possible that additional material weaknesses or significant deficiencies may be identified that we may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial and management controls, and our reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which may only become effective upon the Triggering Event:

•	the 20 vote per share feature of our Class Y common stock;

•

the fact that our Class Y common stock retains its 20 vote per share feature until such share of Class Y common stock is canceled/redeemed for no consideration upon, subject to certain exceptions, (i) the disposition of (a) the paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock) and/or (b) the shares of Class A common stock (as a result of a redemption of paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock) paired with such Class Y common stock or as a result of other transfers thereof) or (ii) a Triggering Event;

•	the division of our board of directors into three classes and the election of each class for three-year terms;

•	the sole ability of the Executive Committee, prior to the Triggering Event, to fill a vacancy on the board of directors;

•	prior to a Triggering Event and subject to certain exceptions, the vesting of all the power and authority of our board of directors to our Executive Committee;

•	advance notice requirements for stockholder proposals and director nominations;

•

after the Triggering Event, provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent;

•

after the Triggering Event, in certain cases, the approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal our by-laws, or amend or repeal certain provisions of our certificate of incorporation;

•	the required approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and

•

the ability of our governing body to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our governing body.

These provisions of our certificate of incorporation and by-laws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A common stock in the future, which could reduce the market price of our Class A common stock.

In the event of a merger, consolidation or tender or exchange offer, holders of our Class A common stock shall not be entitled to receive excess economic consideration for their shares over that payable to the holders of the Class C common stock.

No shares of Class C common stock, the primary purpose of which is to be available for issuance in connection with acquisitions, joint ventures, investments or other commercial arrangements, are currently issued and outstanding. If we choose to issue Class C common stock in the future, the holders of our Class A common stock shall not be entitled to receive economic consideration for their shares in excess of that payable to the holders of the then outstanding shares of Class C common stock in the event of a merger, consolidation or tender or exchange offer, even though our Class C common stock does not have the right to vote. This would result in a lesser payment to the holders of Class A common stock than if there are no shares of Class C common stock outstanding at the time of such merger, consolidation or tender or exchange offer.

The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits and the federal district courts of the United States for the resolution of any complaint asserting a cause of action under the Securities Act may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, (A) the Court of Chancery of the State of Delaware be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of fiduciary duty owed by any director (including any director serving as a member of the Executive Committee), officer, agent or other employee or stockholder of our company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the amended and restated certificate of incorporation or our by-laws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein or, if such court does not have subject matter jurisdiction thereof, the federal district court located in the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

As a public company, our costs may increase, and the regular operations of our business may be disrupted.

We have historically operated as a privately owned company, and we have incurred, and expect to in the future incur, significant additional legal, accounting, reporting, and other expenses as a result of having publicly traded common stock, including, but not limited to, increased costs related to auditor fees, legal fees, directors’ fees, directors and officers insurance, investor relations, and various other costs. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Exchange Act, the Sarbanes-Oxley Act and the Dodd–Frank Wall Street Reform and Consumer Protection Act, 2010, as well as rules implemented by the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board. Compliance with these rules and regulations will make some activities more difficult, time-consuming, or costly, and increase demand, and, as a result, may place a strain on our systems and resources. Moreover, the additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, which could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Tax Matters

Tax matters may cause significant variability in our financial results.

Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income, pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates, increases or decreases to valuation allowances recorded against deferred tax assets, tax audits conducted and settled by various tax authorities, adjustments to income taxes upon finalization of income tax returns, the ability to claim foreign tax credits, and changes in tax laws and their interpretations in countries in which we are subject to taxation.

We may be required to pay additional taxes as a result of the new partnership audit rules.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships, including entities such as Endeavor Operating Company that are taxed as partnerships. Under these rules (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) is determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Although it is uncertain how these rules will continue to be implemented, it is possible that they could result in Endeavor Operating Company (or any of its applicable subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as an indirect member of Endeavor Operating Company (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.

Under certain circumstances, Endeavor Operating Company may be eligible to make an election to cause holders of Endeavor Operating Company Units to take into account the amount of any understatement, including any interest and penalties, in accordance with such holders’ interest in Endeavor Operating Company in the year under audit. We will decide whether to cause Endeavor Operating Company to make this election in our sole discretion. If Endeavor Operating Company does not make this election, the then-current holders of Endeavor Operating

Company Units (including Endeavor Group Holdings as an indirect member of Endeavor Operating Company) would economically bear the burden of the understatement even if such holders had a different percentage interest in Endeavor Operating Company during the year under audit, unless, and only to the extent, Endeavor Operating Company is able to recover such amounts from current or former impacted holders of Endeavor Operating Company. Similar rules also apply with respect to any of Endeavor Operating Company’s subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes.

The changes created by these new rules are sweeping, and in many respects, dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury.

The tax classification of Endeavor Operating Company could be challenged.

We intend that Endeavor Operating Company has been and will continue to be treated as a partnership for federal and, if applicable, state or local income tax purposes and not as an association taxable as a corporation. However, if any taxing authority were to successfully assert otherwise, the tax consequences resulting therefrom would be materially different than those described elsewhere in this Quarterly Report.

We may be required to fund withholding tax upon certain exchanges of Endeavor Operating Company Units into shares of our common stock by non-U.S. holders

In the event of a transfer by a non-U.S. transferor of an interest in a partnership that is engaged in a U.S. trade or business, the transferee generally must withhold tax in an amount equal to ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer. After the reorganization transactions, holders of Endeavor Operating Company Units may include non-U.S. holders. Pursuant to the Endeavor Operating Company Agreement, any non-U.S. holders’ Endeavor Operating Company Units may be redeemed for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock (which redemption, if made for shares of Class A common stock, would be effectuated via a direct purchase by Endeavor Group Holdings). It is expected that we would have to withhold ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the non-U.S. holders in respect of any such transactions. We may not have sufficient cash to satisfy such withholding obligation, and, we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.

We may incur certain tax liabilities attributable to our pre-IPO investors and Other UFC Holders as a result of the transactions that occurred in connection with our IPO.

In connection with our IPO, certain of our pre-IPO investors and certain Other UFC Holders, including certain affiliates of Silver Lake, merged with and into Endeavor Group Holdings. As the successor to these merged entities, Endeavor Group Holdings will generally succeed to and be responsible for any outstanding or historical tax liabilities of the merged entities, including any liabilities that might be incurred as a result of the mergers described in the previous sentence. Any such liabilities for which Endeavor Group Holdings is responsible could have an adverse effect on our liquidity and financial condition.

Our ability to use certain net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. If our corporate subsidiaries experience one or more ownership changes in connection with transactions in our stock, then we may be limited in our ability to use our corporate subsidiaries’ net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that such subsidiaries earn. Any such limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.

General Risk Factors

We may face labor shortages that could slow our growth.

The successful operation of our business depends upon our ability to attract, motivate, and retain a sufficient number of qualified employees. Shortages of labor may make it increasingly difficult and expensive to attract, train, and retain the services of a satisfactory number of qualified employees and could adversely impact our events and productions. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have an adverse effect on our business, financial condition, and results of operations.

We also rely on contingent workers and volunteers in order to staff our live events and productions, and our failure to manage our use of such workers effectively could adversely affect our business, financial condition, and results of operations. We could potentially face various legal claims from contingent workers and volunteers in the future, including claims based on new laws or stemming from employees being misclassified. We may be subject to shortages, oversupply, or fixed contractual terms relating to contingent workers. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

Exchange rates may cause fluctuations in our results of operations.

Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, we experienced a foreign exchange rate net loss of less than $0.1 million for the quarter ended March 31, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Costs associated with, and our ability to, obtain insurance could adversely affect our business.

Heightened concerns and challenges regarding property, casualty, liability, business interruption, cancellation, and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents, including those in connection with the COVID-19 pandemic. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost and with reasonable deductibles. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits and reasonable deductibles will not adversely impact our profitability, thereby possibly impacting our operating results and growth. We have a significant investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of people.

We cannot assure you that our insurance policy coverage limits, including insurance coverage for property, casualty, liability and business interruption losses, and acts of terrorism, would be adequate should one or multiple adverse events occur, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot assure you that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have an adverse effect on our financial position and future results of operations if asset damage or company liability were to exceed insurance coverage limits, or if an insurer were unable to sufficiently or fully pay our related claims or damages.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our Class A common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about us or our business, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline. In addition, if our operating results fail to meet the expectations of securities analysts, our stock price would likely decline.

Future changes to U.S. and foreign tax laws could adversely affect us.

The Group of Twenty (“the G20”), the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 28, 2021, our registration statement on Form S-1 (File No. 333-254908), as amended (the “Registration Statement”), was declared effective by the SEC for our initial public offering of our Class A common stock, pursuant to which we sold a total of 21,300,000 shares of our Class A common stock, par value $0.0001 per share, at a public offering price of $24.00 per share. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc. acted as representatives of the several underwriters for our offering. As part of our initial public offering, the underwriters were provided with an option to acquire from us up to 3,195,000 additional shares of Class A common stock at $24.00 per share, which was exercised on May 12, 2021.

We received gross proceeds of $1,965.0 million from our sale of Class A common stock in our IPO (including the sale of shares under the over-allotment option) and the concurrent private placements (described below) and received estimated net proceeds of $1,887.1 million, after deducting underwriting discounts, commissions and other expenses of $77.9 million. None of the underwriting discounts and commissions or other expenses were paid directly or indirectly to any director, officer or general partner of ours or to their associates, persons owning ten percent or more of any class of our equity securities, or to any of our affiliates. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

We (1) used $835.7 million of the net proceeds from our IPO and the concurrent private placements (described below) to purchase Endeavor Operating Company Units (or interests in UFC Parent) directly from certain of the Other UFC Holders (or their affiliates) for $24.00 per unit (with respect to Endeavor Operating Company Units) and (2) contributed $1,053.1 million of the proceeds from our IPO (including the sale of shares under the over-allotment option) and the concurrent private placements to Endeavor Manager in exchange for a number of Endeavor Manager Units equal to the contribution amount divided by the price paid by the underwriters for shares of our Class A common stock in our IPO. Endeavor Manager, in turn, contributed such contribution amount to Endeavor Operating Company in exchange for an equal number of Endeavor Operating Company Units. Endeavor Operating Company in turn expects to use approximately $1.8 million of such contribution amount to pay a portion of the $77.9 million of expenses, leaving Endeavor Operating Company with $1,051.3 million of estimated net proceeds from our IPO (including the sale of shares under the over-allotment option) and the concurrent private placements (described below).

We intend to cause Endeavor Operating Company to use the remaining net proceeds we contribute to it from our IPO and the concurrent private placements for working capital and general corporate purposes (including an expected reduction of debt by up to $600 million) and may use a portion of the net proceeds from our IPO and the concurrent private placements to fund our current or future joint ventures, investments or acquisitions of complementary businesses or other assets.

Recent Sales of Unregistered Securities

On May 3, 2021, simultaneously with the consummation of our IPO, we closed the private placement of shares of our Class A common stock, $0.00001 par value per share (the “Class A common stock”) with each of Capital Research and Management Company, Coatue Management, L.L.C., Dragoneer Investment Group LLC, Elliott Investment Management L.P., Fertitta Capital, Fidelity Management & Research Company LLC, Kraft Group LLC, MSD Capital, L.P., Mubadala Investment Company, Silver Lake, Tako Ventures, LLC, Tencent, Third Point LLC, affiliates of Valiant Holding AG, and Zeke Capital Advisors, LLC (the “private placement investors”) to purchase an aggregate of 75,584,747 shares of our Class A common stock, consisting of 57,378,497 shares of Class A common stock sold by us and 18,206,250 shares of Class A common stock sold by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), in each case, at a price per share equal to $24.00 (the “Private Placements”). The aggregate proceeds from the Private Placements were $1,814.0 million, which included proceeds of $1,377.0 million to us and proceeds of $437.0 million to affiliates of KKR. No underwriting discounts or commissions were paid with respect to the Private Placements. The Private Placements were conducted as non-public transactions and, as transactions by an issuer not involving a public offering, are exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. Certain investors in the Private Placement have various relationships with the Company.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

1.1#	Transaction Agreement dated as of February 16, 2021, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., and the other parties named therein.	S-1/A	333-254908	1.2	04/20/2021

1.2	Amendment No. 1 to Transaction Agreement, dated as of April 19, 2021, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., and the other parties named therein	S-1/A	333-254908	1.3	04/20/2021

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.					*

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.					*

4.1	Specimen Stock Certificate	S-1/A	333-254908	4.1	03/31/2021

10.1#	Amendment No. 9, dated as of April 19, 2021, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1/A	333-254908	10.10	04/20/2021

10.2	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021

10.3#	Stockholders Agreement by and among Endeavor Group Holdings, Inc. and the stockholders named therein.					*

10.4#	Registration Rights Agreement.					*

10.5#	Tax Receivable Agreement by and among Endeavor Group Holdings, Inc. and the Post-IPO TRA Holders.					*

10.6	Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC.					*

10.7	Amended and Restated Limited Liability Company Agreement of Endeavor Manager, LLC.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.8	Subscription Agreement					*

10.9	Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.28	04/20/2021

10.10	Form of Nonqualified Option Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan	S-1/A	333-254908	10.29	04/20/2021

10.11	Form of Restricted Stock Unit Award under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan	S-1/A	333-254908	10.30	04/20/2021

10.12	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.31	04/20/2021

10.13	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated April 19, 2021.					*

10.14	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated April 19, 2021.					*

10.15	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021.					*

10.16	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Christian Muirhead, dated April 19, 2021.					*

10.17	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Jason Lublin, WME Iris Management Holdco II, LLC, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.18	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Mark Shapiro, WME Iris Management Holdco, LLC, WME Iris Management Holdco II, LLC and WME Iris Management IV Holdco, LLC, dated April 19, 2021.					*

10.19	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Seth Krauss, WME Iris Management Holdco, LLC, WME Iris Management IV Holdco, LLC and WME Iris Management V Holdco, LLC, dated April 19, 2021.					*

10.20	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Christian Muirhead, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.					*

10.21	Non-Employee Director Compensation Policy.	S-1/A	333-254908	10.55	04/20/2021

10.22	Class B Unit Award Agreement, by and between Endeavor China Direct, LLC and Grantee.	S-1/A	333-254908	10.56	04/20/2021

10.23	Profits Interest Award Agreement, by and between WME IMG China, LP and Grantee.	S-1/A	333-254908	10.57	04/20/2021

10.24	Time-Vesting and Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc.					*

10.25	Time-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc.					*

10.26	Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Patrick Whitesell and Endeavor Group Holdings, Inc.					*

10.27	Zuffa Future Incentive Unit Cancellation Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 19, 2021.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.28	Future Incentive Unit Cancellation Agreement, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc. and Ariel Emanuel, dated April 19, 2021.					*

10.29	Form of Indemnification Agreement	S-1/A	333-254908	10.20	04/20/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: June 2, 2021	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer (Principal Executive Officer)

Date: June 2, 2021	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer (Principal Financial Officer)