Form 10-Q
period 2021-06-30
Endeavor Group Holdings, Inc.
filed 2021-08-16
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2021, there were 261,483,029 shares of the registrant’s Class A common stock outstanding, 188,001,676 shares of the registrant’s Class X common stock outstanding and 238,154,296 shares of the registrant’s Class Y common stock outstanding.

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

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “predict,” “potential,” “contemplate,” or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Quarterly Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:

•	the impact of the global pandemic related to COVID-19 and its variants on our business, financial condition, liquidity and results of operations;

•	changes in public and consumer tastes and preferences and industry trends;

•	the effect of factors beyond our control, such as adverse economic conditions, on our operations;

•	our ability to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies;

•	our reliance on our professional reputation and brand name;

•	our dependence on the relationships of our management, agents, and other key personnel with clients across many content categories;

•	our ability to identify, sign, and retain clients;

•	our ability to identify, recruit, and retain qualified and experienced agents and managers;

•	our ability to avoid or manage conflicts of interest arising from our client and business relationships;

•	the loss or diminished performance of members of our executive management and other key employees;

•	our dependence on key relationships with television and cable networks, satellite providers, digital streaming partners, corporate sponsors, and other distribution partners;

•	our ability to effectively manage the integration of and recognize economic benefits from businesses acquired, our operations at our current size, and any future growth;

•	the conduct of our operations through joint ventures and other investments with third parties;

•	immigration restrictions and related factors;

•	failure in technology, including at live events, or security breaches of our information systems;

•	the unauthorized disclosure of sensitive or confidential client or customer information;

•	our substantial indebtedness;

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

•

other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 1A., “Risk Factors” of this Quarterly Report and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

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

•

“Endeavor Full Catch-Up Profits Units” refer to the Endeavor Profits Units that are designated as “catchup” units. Endeavor Full Catch-Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Full Catch-Up Profits Units were converted into Endeavor Operating Company Units.

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

•

“Endeavor Operating Company Units” refers to all of the existing equity interests in Endeavor Operating Company (other than the Endeavor Profits Units) that were reclassified into Endeavor Operating Company’s non-voting common interest units upon the consummation of the reorganization transactions.

•

“Endeavor Partial Catch-Up Profits Units” refer to the Endeavor Profits Units that are designated as “catchup” units. Endeavor Partial Catch-Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Partial Catch-Up Profits Units were converted into Endeavor Profits Units (without any such preference) with a reduced per unit hurdle price to take into account such prior preference.

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

•

“Endeavor Profits Units” refers to the profits units of Endeavor Operating Company and that are economically similar to stock options (other than with respect to Endeavor Full Catch-up Profits Units which, upon our achievement of a price per share that would have fully satisfied their preference on distributions, were converted into Endeavor Operating Company Units). Each Endeavor Profits Unit (other than Endeavor Full Catch-Up Profits Units) has a per unit hurdle price, which is economically similar to the exercise price of a stock option.

•

“Endeavor Full Catch-Up Profits Units” refer to the Endeavor Profits Units that are designated as “catchup” units. Endeavor Full Catch-Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Full Catch-Up Profits Units were converted into Endeavor Operating Company Units.

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

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$869,775	$1,008,485
Restricted cash	224,347	181,848
Accounts receivable (net of allowance for doubtful accounts of $64,059 and $67,975, respectively)	597,581	445,778
Deferred costs	154,678	234,634
Other current assets	240,315	194,463

Total current assets	2,086,696	2,065,208

Property and equipment, net	603,012	613,139
Operating lease right-of-use assets	360,462	386,911
Intangible assets, net	1,592,439	1,595,468
Goodwill	4,399,594	4,181,179
Investments	295,038	251,078
Other assets	966,876	540,651

Total assets	$10,304,117	$9,633,634

LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS’/MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$522,100	$554,260
Accrued liabilities	430,993	322,749
Current portion of long-term debt	94,845	212,971
Current portion of operating lease liabilities	59,249	58,971
Deferred revenue	774,213	606,530
Deposits received on behalf of clients	193,083	176,572
Other current liabilities	91,006	65,025

Total current liabilities	2,165,489	1,997,078

Long-term debt	5,255,743	5,712,834
Long-term operating lease liabilities	365,901	395,331
Other long-term liabilities	387,607	373,642

Total liabilities	8,174,740	8,478,885

Commitments and contingencies (Note 19)

Redeemable non-controlling interests	179,140	168,254
Redeemable equity	—	22,519

Shareholders’/Members’ Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 261,371,683 shares issued and outstanding as of June 30, 2021	2	—
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of June 30, 2021	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of June 30, 2021	—	—
Class X common stock, $0.00001 par value; 5,000,000,000 shares authorized; 188,080,383 shares issued and outstanding as of June 30, 2021	1	—
Class Y common stock, $0.00001 par value; 1,000,000,000 shares authorized; 238,154,296 shares issued and outstanding as of June 30, 2021	2	—
Additional paid-in capital	1,556,791	—
Accumulated deficit	(319,597)	—
Members’ capital	—	468,633
Accumulated other comprehensive loss	(98,530)	(190,786)

Total Endeavor Group Holdings, Inc./Endeavor Operating Company, LLC shareholders’/members’ equity	1,138,669	277,847

Nonredeemable non-controlling interests	811,568	686,129

Total shareholders’/members’ equity	1,950,237	963,976

Total liabilities, redeemable interests and shareholders’/members’ equity	$10,304,117	$9,633,634

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,111,272	$462,914	$2,180,854	$1,653,311
Operating expenses:
Direct operating costs	570,955	172,643	1,117,347	853,927
Selling, general and administrative expenses	785,101	302,047	1,166,214	691,018
Insurance recoveries	(10,210)	(16,841)	(29,867)	(33,960)
Depreciation and amortization	69,161	84,751	136,397	165,198
Impairment charges	3,770	172,232	3,770	175,282

Total operating expenses	1,418,777	714,832	2,393,861	1,851,465

Operating loss	(307,505)	(251,918)	(213,007)	(198,154)
Other (expense) income:
Interest expense, net	(83,836)	(71,693)	(152,187)	(141,677)
Loss on extinguishment of debt	(28,628)	—	(28,628)	—
Other income, net	7,933	21,810	4,718	47,167

Loss before income taxes and equity losses of affiliates	(412,036)	(301,801)	(389,104)	(292,664)
Provision for (benefit from) income taxes	60,918	(4,049)	66,003	44,555

Loss before equity losses of affiliates	(472,954)	(297,752)	(455,107)	(337,219)
Equity losses of affiliates, net of tax	(43,813)	(198,013)	(59,284)	(209,807)

Net loss	(516,767)	(495,765)	(514,391)	(547,026)
Less: Net loss attributable to non-controlling interests	(190,354)	(29,211)	(163,108)	(25,516)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	(6,816)	(466,554)	(31,686)	(521,510)

Net loss attributable to Endeavor Group Holdings, Inc.	$(319,597)	$—	$(319,597)	$—

Basic and diluted loss per share of Class A common stock(1)	$(1.24)	N/A	$(1.24)	N/A

Weighted average number of shares used in computing basic and diluted loss per share	258,266,323	N/A	258,266,323	N/A

(1)

Basic and diluted loss per share of Class A common stock is applicable only for the period from May 1, 2021 through June 30, 2021, which is the period following the initial public offering (“IPO”) and the related Reorganization Transactions (as defined in Note 1 to the unaudited consolidated financial statements). See Note 14 for the calculation of the numbers of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(516,767)	$(495,765)	$(514,391)	$(547,026)

Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gains (losses) on forward foreign exchange contracts	1,570	988	212	(2,124)
Reclassification of losses to net loss for forward foreign exchange contracts	7	—	7	—
Unrealized (losses) gains on interest rate swaps	(1,802)	(12,465)	13,274	(92,464)
Reclassification of losses to net income (loss) for interest rate swaps	7,552	5,483	14,936	6,912
Foreign currency translation adjustments	2,170	3,022	(2,380)	(11,460)
Reclassification of loss to net income (loss) for business divestiture	—	—	—	4,231

Total comprehensive loss, net of tax	(507,270)	(498,737)	(488,342)	(641,931)
Less: Comprehensive loss attributable to non-controlling interests	(187,871)	(29,211)	(160,625)	(25,516)
Less: Comprehensive loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	(3,703)	(469,526)	(12,021)	(616,415)

Comprehensive loss attributable to Endeavor Group Holdings, Inc.	$(315,696)	$—	$(315,696)	$—

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2021
	Redeemable Non- controlling	Redeemable	Members’	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Attributable to Endeavor Group Holdings, Inc./	Nonredeemable Non- controlling	Total Shareholders’/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Loss	Members’ Equity	Interests	Members’ Equity
Balance at April 1, 2021	$168,773	$22,519	$447,320	—	$—	—	$—	—	$—	$—	$—	$(174,234)	$273,086	$709,907	$982,993
Comprehensive (loss) income prior to Reorganization and IPO	(2,013)	—	(6,816)	—	—	—	—	—	—	—	—	3,113	(3,703)	13,515	9,812
Equity-based compensation expense prior to Reorganization and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	1,630	1,630
Distributions prior to Reorganization and IPO	—	—	473	—	—	—	—	—	—	—	—	—	473	(279)	194
Effect of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	—	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters’ option, and Private Placement, net of underwriting discounts	—	—	—	81,873,497	1	—	—	—	—	1,886,642	—	—	1,886,643	—	1,886,643
Use of proceeds, including the UFC Buyout	—	—	—	42,400,877	—	67,910,105	—	70,946,270	—	(702,698)	—	(11,955)	(714,653)	(120,386)	(835,039)
Comprehensive (loss) income subsequent to Reorganization and IPO	(1,694)	—	—	—	—	—	—	—	—	—	(319,597)	3,901	(315,696)	(197,679)	(513,375)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	158,846	—	—	158,846	276,864	435,710
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	1,880,196	—	(1,851,331)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vested RSUs subsequent to Reorganization and IPO	—	—	—	1,504,547	—	—	—	—	—	—	—	—	—	—	—
Contributed capital subsequent to Reorganization and IPO	5,400	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	(95)	—	—	(95)	—	(95)
Accretion of redeemable non-controlling interests subsequent to Reorganization and IPO	867	—	—	—	—	—	—	—	—	(867)	—	—	(867)	—	(867)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,078	—	—	—	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	—	—	5,027	—	—	5,027	(5,027)	—
Establishment of tax receivable agreements liability	—	—	—	—						(32,081)	—	—	(32,081)	—	(32,081)

Balance at June 30, 2021	$179,140	$—	$—	261,371,683	$2	188,080,383	$1	238,154,296	$2	$1,556,791	$(319,597)	$(98,530)	$1,138,669	$811,568	$1,950,237

	Six Months Ended June 30, 2021
	Redeemable Non- controlling	Redeemable	Members’	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Attributable to Endeavor Group Holdings, Inc./	Nonredeemable Non- controlling	Total Shareholders’/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	(Loss) Income	Members’ Equity	Interests	Members’ Equity
Balance at January 1, 2021	$168,254	$22,519	$468,633	—	$—	—	$—	—	$—	$—	$—	$(190,786)	$277,847	$686,129	$963,976
Comprehensive (loss) income prior to Reorganization and IPO	(4,111)	—	(31,686)	—	—	—	—	—	—	—	—	19,665	(12,021)	42,859	30,838
Equity-based compensation expense prior to Reorganization and IPO	—	—	3,444	—	—	—	—	—	—	—	—	—	3,444	7,636	11,080
Distributions prior to Reorganization and IPO	—	—	(245)	—	—	—	—	—	—	—	—	—	(245)	(8,403)	(8,648)
Accretion of redeemable non-controlling interests prior to Reorganization and IPO	(271)	—	271	—	—	—	—	—	—	—	—	—	271	—	271
Establishment of non-controlling interests prior to Reorganization and IPO	2,888	—	560	—	—	—	—	—	—	—	—	—	560	(3,448)	(2,888)
Effect of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	—	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters’ option, and Private Placement, net of underwriting discounts	—	—	—	81,873,497	1	—	—	—	—	1,886,642	—	—	1,886,643	—	1,886,643
Use of proceeds, including the UFC Buyout	—	—	—	42,400,877	—	67,910,105	—	70,946,270	—	(702,698)	—	(11,955)	(714,653)	(120,386)	(835,039)
Comprehensive (loss) income subsequent to Reorganization and IPO	(1,694)	—	—	—	—	—	—	—	—		(319,597)	3,901	(315,696)	(197,679)	(513,375)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	158,846	—	—	158,846	276,864	435,710
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	1,880,196	—	(1,851,331)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vested RSUs subsequent to Reorganization and IPO	—	—	—	1,504,547	—	—	—	—	—	—	—	—	—	—	—
Contributed capital subsequent to Reorganization and IPO	5,400	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	(95)	—	—	(95)	—	(95)
Accretion of redeemable non-controlling interests subsequent to Reorganization and IPO	867	—	—	—	—	—	—	—	—	(867)	—	—	(867)	—	(867)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,078	—	—	—	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	—	—	5,027	—	—	5,027	(5,027)	—
Establishment of tax receivable agreements liability	—	—	—	—						(32,081)	—	—	(32,081)	—	(32,081)

Balance at June 30, 2021	$179,140	$—	$—	261,371,683	$2	188,080,383	$1	238,154,296	$2	$1,556,791	$(319,597)	$(98,530)	$1,138,669	$811,568	$1,950,237

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2020
	Redeemable Non- controlling Interests	Redeemable Equity	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Endeavor Operating Company, LLC Members’ Equity	Nonredeemable Non-controlling Interests	Total Members’ Equity
Balance at April 1, 2020	$197,768	$43,693	$1,016,206	$(217,337)	$798,869	$672,784	$1,471,653
Comprehensive (loss) income	(20,712)	—	(466,554)	(2,972)	(469,526)	(8,499)	(478,025)
Equity-based compensation expense	—	—	5,339	—	5,339	2,876	8,215
Distributions	—	—	(252)	—	(252)	(399)	(651)
Accretion of redeemable non-controlling interests	(1,752)	—	1,752	—	1,752	—	1,752
Redemption of units	—	—	(7,071)	—	(7,071)	—	(7,071)

Balance at June 30, 2020	$175,304	$43,693	$549,420	$(220,309)	$329,111	$666,762	$995,873

	Six Months Ended June 30, 2020
	Redeemable Non-controlling Interests	Redeemable Equity	Members’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Endeavor Operating Company, LLC Members’ Equity	Nonredeemable Non-controlling Interests	Total Members’ Equity
Balance at January 1, 2020	$136,809	$43,693	$1,038,678	$(125,404)	$913,274	$774,309	$1,687,583
Cumulative transition adjustment of ASU 2016-13 adoption	—	—	(1,803)	—	(1,803)	—	(1,803)
Comprehensive (loss) income	(18,608)	—	(521,510)	(94,905)	(616,415)	(6,908)	(623,323)
Equity-based compensation expense	—	—	9,166	—	9,166	5,812	14,978
Contributions	—	—	26,476	—	26,476	—	26,476
Distributions	—	—	(2,470)	—	(2,470)	(110,339)	(112,809)
Accretion of redeemable non-controlling interests	(8,101)	—	8,101	—	8,101	—	8,101
Redemption of units	—	—	(7,218)	—	(7,218)	—	(7,218)
Acquisition of non-controlling interests	65,204	—	—	—	—	5,635	5,635
Business deconsolidation	—	—	—	—	—	(1,747)	(1,747)

Balance at June 30, 2020	$175,304	$43,693	$549,420	$(220,309)	$329,111	$666,762	$995,873

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(514,391)	$(547,026)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	136,397	165,198
Amortization and write-off of original issue discount and deferred financing cost	28,807	10,393
Loss on extinguishment of debt	28,628	—
Amortization of content costs	73,282	25,085
Impairment charges	3,770	175,282
(Gain) loss on sale/disposal and impairment of assets	(2,512)	82
Gain on business acquisition and deconsolidation	—	(30,999)
Equity-based compensation expense	403,508	16,975
Change in fair value of contingent liabilities	14,378	(7,048)
Change in fair value of equity investments with and without readily determinable fair value	(11,285)	5,709
Change in fair value of financial instruments	21,034	(17,644)
Equity losses from affiliates	59,284	209,807
Net (benefit) provision for allowance for doubtful accounts	(3,916)	17,676
Net gain on foreign currency transactions	(5,156)	(5,730)
Distributions from affiliates	902	4,675
Income taxes	42,342	29,615
Other, net	174	718
Changes in operating assets and liabilities - net of acquisitions:
(Increase)/decrease in receivables	(141,807)	247,061
Decrease/(increase) in other current assets	2,325	(59,024)
Increase in other assets	(490,715)	(104,235)
Decrease in deferred costs	84,250	106,121
Increase in deferred revenue	124,524	112,091
Increase/(decrease) in accounts payable and accrued liabilities	44,394	(77,270)
Decrease in other liabilities	(20,416)	(75,607)

Net cash (used in) provided by operating activities	(122,199)	201,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(255,633)	(309,803)
Purchases of property and equipment	(27,107)	(40,813)
Proceeds from sale of assets	19,237	83,007
Investments in affiliates	(113,959)	(21,075)
Other, net	4,897	(1,997)

Net cash used in investing activities	(372,565)	(290,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	220,841	1,081,677
Payments on borrowings	(852,341)	(437,065)
Contributions	5,400	—
Distributions	(8,743)	(69,557)
Redemption of units	(14,402)	(5,947)
Proceeds from equity offering, net of underwriting discounts and offering expenses	1,886,643	—
Payments of contingent consideration related to acquisitions	(1,778)	(2,320)
Acquisition of non-controlling interests	(835,683)	—
Other, net	(2,439)	(16,115)

Net cash provided by financing activities	397,498	550,673

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,055	(6,418)

(Decrease) increase in cash, cash equivalents and restricted cash	(96,211)	455,479
Cash, cash equivalents and restricted cash at beginning of year	1,190,333	886,073

Cash, cash equivalents and restricted cash at end of period	$1,094,122	$1,341,552

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Endeavor Group Holdings, Inc. (the “Company” or “EGH”) was incorporated as a Delaware corporation in January 2019. The Company was formed as a holding company for the purpose of completing an initial public offering (“IPO”) and other related transactions in order to carry on the business of Endeavor Operating Company, LLC (d.b.a. Endeavor) and its subsidiaries (collectively, “Endeavor” or “EOC”). As the sole managing member of Endeavor Manager, LLC (“Endeavor Manager”), which in turn is the sole managing member of EOC, the Company operates and controls all the business and affairs of Endeavor, and through Endeavor and its subsidiaries, conducts the Company’s business. The Company is a global entertainment, sports and content company.

Prior to the IPO, Endeavor was owned by WME Holdco, LLC (which is referred to as “Holdco” herein and is principally owned by executive employees of the Company), affiliates of Silver Lake (which are collectively referred to as “Silver Lake” herein), and other investors and executive employees of the Company.

Initial Public Offering

On May 3, 2021, the Company closed an IPO of 24,495,000 shares of Class A common stock at a public offering price of $24.00 per share, which included 3,195,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. This option to purchase additional shares of Class A common stock was closed on May 12, 2021.

Reorganization Transactions

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

•

For holders of Endeavor Operating Company Units which remained outstanding following the IPO, EGH issued paired shares of its Class X common stock and, in certain instances, Class Y common stock, in each case equal to the number of Endeavor Operating Company Units held and in exchange for the payment of the aggregate par value of the Class X common stock and Class Y common stock received; and

•

Certain Endeavor Profits Units, Endeavor Full Catch-Up Profits Units and Endeavor Partial Catch-Up Profits Units remained outstanding following the closing of the IPO. Subsequent to the IPO, the Endeavor Full Catch-up Profits Units were recapitalized and converted into Endeavor Operating Company Units and the Endeavor Partial Catch-Up Profits Units were recapitalized and converted into Endeavor Profits Units.

Subsequent to the closing of the IPO, several new and current investors purchased in the aggregate 75,584,747 shares of Class A common stock at a price per share of $24.00 (the “Private Placement”). Of these shares, 57,378,497 were purchased from EGH and 18,206,250 were purchased from an existing investor. EGH registered these shares of Class A common stock on a Form S-1 registration statement. Net proceeds from the IPO and the Private Placement, after deducting underwriting discounts and commissions and offering expenses, was $1,886.6 million.

Subsequent to the closing of the IPO and the Private Placement, through a series of transactions, EOC acquired the equity interests of the minority unitholders of Zuffa, which owns and operates the Ultimate Fighting Championship (the “UFC Buyout”). This resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa. In consideration for the minority unitholders’ equity interests of Zuffa, (a) EGH and its subsidiaries issued to certain of such unitholders shares of Class A common stock, Endeavor Operating Company Units, Endeavor Manager Units, shares of Class X common stock and/or shares of Class Y common stock, and (b) EGH used $835.7 million of the net proceeds from this offering and the concurrent private placements to purchase Endeavor Operating Company Units (or equity interests of Zuffa) from certain of such holders. In addition, some of those minority unitholders sold their equity interests of EGH to the private placement investors in the concurrent private placement.

Remaining net proceeds after the UFC Buyout were contributed to Endeavor Manager in exchange for Endeavor Manager Units. Endeavor Manager then in turn contributed such net proceeds to Endeavor Operating Company in exchange for Endeavor Operating Company Units.

See Note 15 for the 2021 Incentive Award Plan which became effective upon the IPO, as well as for the equity-based compensation charges recorded in the three months ended June 30, 2021 from the impact of the IPO.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our prospectus dated April 28, 2021, filed with the SEC on April 30, 2021 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

During the fourth quarter of 2020, the Company concluded there was a revision required to the presentation of Zuffa Parent, LLC’s (“Zuffa”) distributions to Silver Lake and the related issuances of common stock units and the convertible promissory note by the Company in the consolidated statements of cash flows for the first three quarters of 2020. Such distributions and related issuances are described in Note 12. The Company originally reported these distributions and the related issuances as financing cash flows rather than correctly presenting them as non-cash financing activities in the supplemental cash flow disclosures. These items had no impact on the reported amount of net cash provided by financing activities for these periods. The Company has revised its statement of consolidated cash flows and the supplemental cash flow disclosures for the six months ended June 30, 2020 to present these distributions and related issuances as non-cash activities and will prospectively revise, in connection with future filings, its statement of cash flows and supplemental cash flow disclosures for the nine months ended September 30, 2020.

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

Earnings per Share

Earnings per share (“EPS”) is computed in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing the net income available to our Class A Common Stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of additional shares of Class A Common Stock issuable in exchange for vested Units of Endeavor Manager LLC and Endeavor Operating Company, as well as under the Company’s share based compensation plans (if dilutive), with adjustments to net income available for common stockholders for dilutive potential common shares.

The Company may be required to calculate basic EPS using the two-class method as a result of our redeemable non-controlling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net income available to common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to common stockholders (used to calculate EPS) is limited to any cumulative prior-period reductions. There was no impact to EPS for adjustments related to our redeemable non-controlling interests.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of this update through December 31, 2022. The Company is currently evaluating the effect of this update on its consolidated financial statements.

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

While activity has resumed in certain of our businesses and restrictions have been lessened or lifted, restrictions impacting certain of our businesses remain in effect in locations where we are operating and could in the future be reduced or increased, or removed or reinstated. The Company’s events, experiences and experiential marketing businesses primarily generate their revenue from live events and many events remain cancelled, and where live events are able to take place, attendance may be at reduced levels. Overall, the Company expects a recovery in 2021 to be gradual due to general uncertainty surrounding COVID-19 and recently emerged variants.

The full magnitude the pandemic will have on the Company’s financial condition, liquidity and future results is uncertain and will depend on the duration of the pandemic, as well as the effectiveness of mass vaccinations and the impact of variants of the virus. Accordingly, the Company’s estimates regarding the magnitude and length of time that these disruptions will continue to impact its results of operations, cash flows and financial condition may change in the future, and such changes could be material. Additionally, changes to estimates related to the COVID-19 disruptions could result in other impacts, including but not limited to, additional goodwill, indefinite lived intangibles, long-lived assets and equity-method investment impairment charges, and increased valuation allowances for deferred tax assets. Such changes will be recognized in the period in which they occur.

Liquidity

The ongoing COVID-19 pandemic has had a significant impact on the Company’s cash flows from operations. The Company’s primary need for liquidity is to fund working capital requirements, debt service obligations, acquisitions and capital expenditures. As of June 30, 2021, cash and cash equivalents totaled $869.8 million, including cash held at non-wholly owned consolidated subsidiaries where cash distributions may be subject to restriction under applicable operating agreements or debt agreements and, due to such restrictions, may not be readily available to service obligations outside of those subsidiaries. These balances, which primarily consist of Endeavor China and OLE, were $75 million as of June 30, 2021.

After considering the impact of COVID-19, the Company believes that existing cash, cash generated from operations and available capacity for borrowings under its credit facilities will satisfy working capital requirements, capital expenditures, and debt service requirements for at least the succeeding year.

5.	ACQUISITIONS AND DECONSOLIDATION

2021 ACQUISITIONS

FlightScope and Next College Student Athlete

In April 2021, the Company acquired the issued and outstanding equity interests of EDH Tennis Limited, the holding company of FlightScope Services sp. z o.o., comprising the services business of FlightScope (collectively, “FlightScope”). FlightScope is a data collection, audio-visual production and tracking technology specialist for golf and tennis events. In June 2021, the Company acquired the Path-to-College business of Reigning Champs, LLC, whose primary business is Next College Student Athlete (collectively, with the other acquired Path-to-College businesses, “NCSA”). NCSA consists of companies that offer recruiting and admissions services and related software products to high school student athletes, as well as college athletic departments and admissions officers. The combined aggregate purchase price for these two acquisitions was $232.6 million.

The Company incurred $4.2 million in transaction related costs in connection with the acquisition of FlightScope and NCSA. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for FlightScope and NCSA was assigned to the Events, Experiences & Rights segment. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for FlightScope and NCSA is 4.4 and 5.2 years, respectively.

The results of FlightScope and NCSA have been included in the consolidated financial statements since the dates of acquisition. For the three and six months ended June 30, 2021, FlightScope’s and NCSA’s consolidated revenue and net income/loss included in the consolidated statements of operations from the acquisition dates were $14.7 million and $1.7 million, respectively.

Preliminary Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	FlightScope	NCSA
Cash and cash equivalents	$1,042	$3,783
Accounts receivable	475	5,619
Deferred costs	94	1,096
Other current assets	1,640	8,856
Property and equipment	1,090	2,804
Right of use assets	1,272	—
Other assets	166	5,472
Intangible assets:
Trade names	—	21,100
Customer relationships	2,700	10,000
Internally developed software	15,400	37,100
Goodwill	30,271	193,508
Accounts payable and accrued expenses	(806)	(21,385)
Other current liabilities	(187)	(8,608)
Operating lease liability	(1,272)	—
Deferred revenue	(631)	(37,636)
Other liabilities	(15,346)	(25,014)

Net assets acquired	$35,908	$196,695

The estimated fair value of assets acquired and liabilities assumed are preliminary and subject to change as we finalize purchase price allocations, which is expected within one year of the respective acquisitions.

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

Other 2020 Acquisition

On March 20, 2020, the Company acquired the remaining 50% of the membership interests of PIMGSA LLP for a total transaction price of $37.0 million, which is to be paid on various dates and amounts. Prior to the acquisition, the Company owned a 50% membership interest of PIMGSA LLP and was accounted for under the equity method. PIMGSA LLP trades under the name FC Diez Media and provides a complete and global sports media service, sponsorship and digital agency, formed exclusively to serve the South American Football Confederation. The Company recorded $8.6 million and $46.4 million of goodwill and a finite-lived contract based intangible asset, respectively. The finite-lived intangible asset has a useful life of 2 years. The Company also recognized a gain of $27.1 million for the difference between the carrying value and fair value of the previously held membership interest. The gain was included in other income, net in the consolidated statement of operations.

2020 DECONSOLIDATION

In 2011, the Company and Asian Tour Limited (“AT”) formed a venture, Asian Tour Media Pte Ltd. LTD (“ATM”), for the commercial exploitation of certain Asian Tour events. As of December 31, 2019, ATM was a consolidated subsidiary of the Company as the Company had control over ATM’s operating decisions. The shareholders’ agreement included a provision whereby, if certain financial conditions were met as of December 31, 2019, a change in the corporate governance structure would be implemented as of January 1, 2020. Such financial conditions were met as of December 31, 2019, resulting in a change in the corporate governance such that the Company no longer maintains control over the operating decisions of ATM. The Company determined that the 50% ownership interest would be accounted for under the equity method as of January 1, 2020. On January 1, 2020, the Company derecognized all the assets and liabilities of ATM and recognized an $8.1 million gain for the difference between the carrying value of the assets and liabilities and fair value of the Company’s 50% ownership interest. The gain was included in other income, net in the consolidated statement of operations.

6.	SUPPLEMENTARY DATA

Content Costs

The following table presents the Company’s unamortized content costs, including the components of content costs predominantly monetized on a title-by-title basis and as a film group (in thousands):

	June 30, 2021	December 31, 2020
Licensed program rights, net of accumulated amortization	$32,181	$19,793
Produced programming:
Released, net of accumulated amortization	5,190	4,806
In production	603,869	314,214
In development	53,632	37,392

Total content costs	$694,872	$376,205

Content cost monetized on a title-by-title basis	$675,163	$358,207
Content cost monetized as a film group	19,709	17,998

Total content costs	$694,872	$376,205

Amortization of content costs was $62.6 million and $9.2 million for the three months ended June 30, 2021 and 2020, respectively. Of the $62.6 million for the three months ended June 30, 2021, $60.2 million was monetized on a title-by-title basis and $2.4 million was monetized as a film group. Of the $9.2 million for the three months ended June 30, 2020, $7.4 million was monetized on a title-by-title basis and $1.8 million was monetized as a film group.

Amortization of content costs was $73.3 million and $25.1 million for the six months ended June 30, 2021 and 2020, respectively. Of the $73.3 million for the six months ended June 30, 2021, $68.8 million was monetized on a title-by-title basis and $4.5 million was monetized as a film group. Of the $25.1 million for the six months ended June 30, 2020, $21.6 million was monetized on a title-by-title basis and $3.5 million was monetized as a film group.

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	June 30, 2021	December 31, 2020
Accrued operating expenses	$184,115	$155,142
Payroll, bonuses and benefits	167,730	100,630
Other	79,148	66,977

Total accrued liabilities	$430,993	$322,749

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at Beginning of Year	Additions/Charged (Credited) to Costs and Expenses	Deductions	Foreign Exchange	Balance at End of Period
Six months ended June 30, 2021	$67,975	$2,378	$(6,352)	$58	$64,059

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental information:
Cash paid for interest	$102,393	$126,995
Cash payments for income taxes	20,976	23,073
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$8,985	$3,071
Contingent consideration provided in connection with acquisitions	—	9,947
Accretion of redeemable non-controlling interests	596	(8,101)
Accrued redemption of units included in accrued liabilities and other current liabilities	—	9,255
Issuance of Class A Common Units	—	26,476
Issuance of promissory note	—	15,885
Establishment and acquisition of non-controlling interests	3,087,301	—
Establishment of tax receivable agreements liability	32,081	—

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2020	$2,674,038	$1,011,217	$495,924	$4,181,179
Acquisitions	—	223,779	1,005	224,784
Impairment	—	(1,979)	(1,791)	(3,770)
Foreign currency translation and other	—	273	(2,872)	(2,599)

Balance — June 30, 2021	$2,674,038	$1,233,290	$492,266	$4,399,594

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2021 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.4	$990,589	$(260,959)	$729,630
Customer and client relationships	6.7	1,327,550	(960,750)	366,800
Internally developed technology	3.9	115,757	(52,550)	63,207
Other	4.3	45,422	(44,956)	466

		2,479,318	(1,319,215)	1,160,103

Indefinite-lived:
Trade names		343,033	—	343,033
Owned events		89,303	—	89,303

Total intangible assets		$2,911,654	$(1,319,215)	$1,592,439

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2020 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.5	$970,595	$(232,158)	$738,437
Customer and client relationships	6.7	1,317,083	(907,889)	409,194
Internally developed technology	4.4	61,539	(46,126)	15,413
Other	4.3	45,317	(44,251)	1,066

		2,394,534	(1,230,424)	1,164,110

lndefinite-lived:
Trade names		341,272	—	341,272
Owned events		90,086	—	90,086

Total intangible assets		$2,825,892	$(1,230,424)	$1,595,468

Intangible asset amortization expense was $46.6 million and $63.5 million for the three months ended June 30, 2021 and 2020, respectively, and $92.4 million and $123.5 million for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2020, the Company performed an interim impairment review due to the impact of the COVID-19 pandemic on the Company’s business. As a result of the interim impairment test, the Company recorded total non-cash impairment charges of $137.3 million for goodwill and $38.0 million for intangible assets driven by lower projections. Of these charges, all of the goodwill and $31.8 million of the intangible assets were recorded within the Company’s Events, Experiences & Rights segment and $6.2 million of the intangible assets was recorded to the Company’s Representation segment. The Company determines the fair value of each reporting unit based on discounted cash flows using an applicable discount rate for each reporting unit. Intangible assets were valued based on a relief from royalty method or an excess earnings method.

8.	INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	June 30,	December 31,
	2021	2020
Equity method investments	$221,225	$177,663
Equity investments without readily determinable fair values	72,944	66,378
Equity investments with readily determinable fair values	869	7,037

Total investments	$295,038	$251,078

Equity Method Investments

As of June 30, 2021 and December 31, 2020, the Company held various investments in non-marketable equity instruments of private companies. As of June 30, 2021, the Company’s equity method investments are primarily comprised of Learfield IMG College and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 5% to 50% as of June 30, 2021.

In June 2021, the Company acquired additional common units in Learfield IMG College for $107.4 million in cash, which increased the Company’s ownership in Learfield IMG College to approximately 42.3%. This investment continues to be accounted for under the equity method of accounting. The Company’s share of the net loss of Learfield IMG College for the six months ended June 30, 2021 was $61.5 million and is recognized within equity losses of affiliates in the consolidated statement of operations.

For the six months ended June 30, 2020, the Company’s share of the net loss of Learfield IMG College was $207.5 million and is recognized within equity losses of affiliates in the consolidated statement of operations. The results of Learfield IMG College include a charge as a result of its annual goodwill and indefinite lived intangibles assets impairment test, primarily due to continued losses and the impact of COVID-19 on Learfield’s IMG College’s business. In addition, the Company recorded total other-than-temporary impairment charges of $5.9 million for one of its other equity method investments, which has been recorded in equity losses of affiliates in the consolidated statement of operations.

Equity Investments without Readily Determinable Fair Values

As of June 30, 2021 and December 31, 2020, the Company held various investments in non-marketable equity instruments of private companies.

For each of the three and six months ended June 30, 2021, the Company recorded an increase in fair value of $6.1 million for its equity investments without readily determinable fair values. For the three months ended June 30, 2021, the Company sold no investments. For the six months ended June 30, 2021 the Company sold investments for net proceeds of $4.8 million and recorded related gains of $2.6 million.

For the three and six months ended June 30, 2020, the Company recorded impairments of $1.4 million and $3.7 million, respectively, for its equity investments without readily determinable fair values. These impairment charges have been recorded in other income, net in the consolidated statements of operations. In May 2020, the Company sold approximately 90% of its ownership in one of its investments without readily determinable fair values for proceeds of $83.0 million. The Company recorded a loss of $3.0 million on this sale.

Equity Investments with Readily Determinable Fair Values

As of June 30, 2021, the Company had two investments in publicly traded companies. During the three months ended June 30, 2021, the Company sold no investments in publicly traded companies. During the six months ended June 30, 2021, the Company sold two investments in publicly traded companies for total net proceeds of $11.5 million. As of June 30, 2021 and December 31, 2020, the Company’s equity investments with readily determinable fair values were valued at $0.9 million and $7.0 million, respectively. For the three and six months ended June 30, 2021 and 2020, the Company recorded gains of none, $5.2 million, $1.4 million and $0.9 million, respectively, due to the change in fair value in other income, net in the consolidated statements of operations. See Note 10 for additional information regarding fair value measurements for these equity investments.

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

As of June 30, 2021, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from June 30, 2021) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£35,500	in exchange for	$48,913	£0.73
Canadian Dollar	C$71,204	in exchange for	$55,774	C$1.28
Swedish Krona	kr7500	in exchange for	$878	kr8.54
Australian Dollar	AUD$14,300	in exchange for	$10,639	AUD$1.34
Singapore Dollar	S$2,600	in exchange for	$1,932	S$1.35

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains (losses) in accumulated other comprehensive loss of $1.6 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $(2.2) million for the six months ended June 30, 2021 and 2020, respectively. The Company did not reclassify any gains or losses into net income (loss) for the three and six months ended June 30, 2021 and 2020.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net gain of $1.0 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively, in other income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain (loss) of $2.2 million and $11.1 million for the three months ended June 30, 2021 and 2020, respectively, and $(9.2) million and $13.2 million for the six months ended June 30, 2021 and 2020, respectively, in other income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. For the three months ended June 30, 2021 and 2020, the Company recorded losses of $1.8 million and $12.5 million in accumulated other comprehensive loss and reclassified losses of $7.6 million and $5.5 million into net loss, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded gains (losses) of $13.3 million and $(92.5) million in accumulated other comprehensive loss and reclassified losses of $14.9 million and $6.9 million into net loss, respectively.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$869	$—	$—	$869
Forward foreign exchange contracts	—	598	—	598

Total	$869	$598	$—	$1,467

Liabilities:
Contingent consideration	$—	$—	$21,371	$21,371
Interest rate swaps	—	79,546	—	79,546
Forward foreign exchange contracts	—	10,966	—	10,966

Total	$—	$90,512	$21,371	$111,883

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$7,037	$—	$—	$7,037
Forward foreign exchange contracts	—	1,794	—	1,794

Total	$7,037	$1,794	$—	$8,831

Liabilities:
Contingent consideration	$—	$—	$9,026	$9,026
Interest rate swaps	—	107,909	—	107,909
Forward foreign exchange contracts	—	5,023	—	5,023

Total	$—	$112,932	$9,026	$121,958

There have been no transfers of assets or liabilities between the fair value measurement classifications during the six months ended June 30, 2021.

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

The changes in the fair value of contingent consideration were as follows (in thousands):

Six Months Ended June 30, 2021
Balance at December 31, 2020	$9,026
Payments	(2,032)
Change in fair value	14,377

Balance at June 30, 2021	$21,371

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). As of June 30, 2021 and December 31, 2020, the Company had $0.6 million and $1.8 million in other current assets, $4.2 million and $4.3 million in other current liabilities and $6.8 million and $0.7 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). The fair value of the swaps was $79.5 million and $107.9 million as of June 30, 2021 and December 31, 2020, respectively, and was included in other long-term liabilities in the consolidated balance sheets.

11.	DEBT

The following is a summary of outstanding debt (in thousands):

	June 30, 2021	December 31, 2020
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,801,114	$3,074,230
Revolving Credit Facility (due May 2024)	—	163,057
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,254,635	2,447,064
Other debt (2.47%-14.50% Notes due at various dates through 2030)	365,145	339,519

Total principal	5,420,894	6,023,870
Unamortized discount	(24,201)	(40,982)
Unamortized issuance costs	(46,105)	(57,083)

Total debt	5,350,588	5,925,805
Less: current portion	(94,845)	(212,971)

Total long-term debt	$5,255,743	$5,712,834

2014 Credit Facilities

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

On June 29, 2021, the Company repaid $256.7 million related to the First Lien Term Loan. The Company paid a $28.6 million redemption premium related to the First Lien Term loan that was recorded in the consolidated statements of operations as loss on extinguishment of debt in the three and six months ended June 30, 2021. In addition, on June 29, 2021, the Company repaid $163.1 million related to the Revolving Credit Facility. No borrowings related to the Revolving Credit Facility were outstanding as of June 30, 2021.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $25.3 million and $24.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

On June 29, 2021, the Company repaid $180.2 million related to the Zuffa Credit Facilities. No redemption premium fees were incurred in connection with the payment.

The financial debt covenants of the Zuffa Credit Facilities did not apply as of June 30, 2021 and December 31, 2020, as Zuffa did not utilize greater than thirty-five percent of the borrowing capacity.

Zuffa had outstanding letters of credit under the Zuffa Credit Facilities totaling $10.0 million as of June 30, 2021 and December 31, 2020.

Other Debt

OLE Revolver

The OLE revolving credit agreement contains a financial covenant that requires OLE to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of June 30, 2021, the Company was in compliance with the financial debt covenants.

OLE had no letters of credit outstanding under the revolving credit agreement as of June 30, 2021 and December 31, 2020. In August 2021, OLE increased its borrowing capacity under its revolving credit agreement from $20.0 million to $42.9 million.

Receivables Purchase Agreement

As of June 30, 2021 and December 31, 2020, the debt outstanding under these arrangements was $57.0 million and $83.7 million, respectively.

Endeavor Content Capital Facility

In February 2021, the Company increased its capacity under its Endeavor Content Capital Facility from $200.0 million to $325.0 million. As of June 30, 2021 and December 31, 2020, the Endeavor Content Capital Facility had $209.6 million and $153.9 million of borrowings outstanding, respectively, and no outstanding letters of credit.

In July 2021, the Company amended its Endeavor Content Capital Facility to increase the total capacity to $430.0 million.

Zuffa Secured Commercial Loans

As of June 30, 2021 and December 31, 2020, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of June 30, 2021, EGH held cash of $76.4 million, accounts payable of $3.9 million and tax receivable agreements liability of $32.1 million. As of December 31, 2020, EOC held cash of $63.3 million; liabilities for redemption of units and future incentive awards of $53.9 million and $11.9 million, respectively; and liabilities and redeemable equity for unit put rights of $28.4 million. Otherwise, EGH and EOC have no material separate cash flows, assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH and EOC have no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH or EOC as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.3 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

12.	MEMBERS’ EQUITY

Common Units

The Company had 2,149,218,614 Class A Common Units issued and outstanding as of December 31, 2020. The Class A Common Units are held by Holdco, Silver Lake, and other investors. The Class A Common Units have no par value assigned to them.

During the three months ended March 31, 2020, the Company issued 8,766,738 Class A Common Units to Silver Lake as part of the Zuffa distribution discussed below.

Profits Units

The Company had 314,123,415 Profits Units issued and outstanding as of December 31, 2020. Other than certain Profits Units held by key executives, Profits Units are not entitled to participate in operating distributions unless otherwise elected by the Board. Certain Profits Units are designated as Catch-Up Profits Units and are entitled to certain “catch up” distributions once the distribution threshold applicable to such Catch-Up Profits Units has been met. All Profits Units have no par value assigned to them.

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

OLE

In connection with the acquisition of OLE (Note 5), the Company entered into an Amended and Restated Limited Liability Company Agreement of OLE Parent with 32 Equity. The terms of the agreement provide 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the CLA or at its option at any time following the Lockup Period. The Company also has certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event aforementioned put rights are not exercised. The put/call price is an amount equal to fair market value and the exercise of these put/call rights may give rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. At any time following the Lockup Period, 32 Equity will be entitled to a $41.0 million premium payment from the Company if both (i) 32 Equity or the Company exercise the put/call rights described above or there is a sale or IPO of OLE Parent and (ii) certain performance metrics based on average OLE gross profit or NFL related business gross profit are achieved. The $41.0 million premium payment will also be payable if, prior to January 2, 2026, a sale or IPO of OLE Parent occurs or if 32 Equity exercises its put rights following a termination of the CLA due to an OLE event of default (in which case the

$41.0 million premium payment may be subject to proration). The $41.0 million premium payment was recognized as a separate unit of account from the non-controlling interest. The non-controlling interest was recognized at acquisition based on fair value of $65.2 million. During the six months ended June 30, 2021, the redeemable non-controlling interest was adjusted for certain net assets that were contributed during the period. On June 25, 2021 Endeavor and 32 Equity agreed to fund a combined $40.0 million to OLE. This amount was funded via a pro-rata capital contribution from Endeavor and 32 Equity of $34.6 million and $5.4 million, respectively. No further capital contributions are contracted for future periods. As of June 30, 2021 and December 31, 2020, the estimated redemption value was below the carrying value of $49.0 million and $45.0 million, respectively.

China

In June 2016, the Company received a contribution of $75.0 million from third parties in a newly formed subsidiary of the Company that was formed to expand the Company’s existing business in China. Costs incurred for this contribution were $6.9 million and were recognized as a reduction of the proceeds. This contribution gave the non-controlling interests holders approximately 34% ownership of the subsidiary. The holders of the non-controlling interests have the right to put their investment to the Company at any time after June 1, 2023 for fair market value. As of June 30, 2021 and December 31, 2020, the estimated redemption value was equal to and below the carrying value of $85.1 million and $91.4 million, respectively.

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

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of June 30, 2021 and December 31, 2020, the estimated redemption value was $9.7 million.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of June 30, 2021 and December 31, 2020, the estimated redemption value was below the carrying value of $22.7 million and $22.2 million, respectively.

14.	EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income available to common stockholders of the Company from May 1, 2021 through June 30, 2021, divided by the weighted average number of shares of Class A Common Stock outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (Note 15) were anti-dilutive during the period.

The computation of earnings per share and weighted average shares of the Company’s common stock outstanding for the periods presented below:

Period Through May 1 - June 30, 2021
Basic and diluted net loss per share
Numerator
Consolidated Net Loss	$(518,352)
Net loss attributable to NCI (Endeavor Operating Company Unit)	(168,469)
Net loss attributable to NCI (Endeavor Manager LLC Manager Unit)	(30,285)

Net loss attributable to EGH common shareholders	$(319,597)

Denominator
Weighted average Class A Common Shares outstanding - Basic	258,266,323

Basic and diluted net loss per share	$(1.24)

Securities that are anti-dilutive this period
Stock Options	3,196,364
Unvested RSUs	7,479,941
Manager LLC Units	24,722,425
EOC Common Units	141,245,780
EOC Profits Interest	15,256,825

15.	EQUITY BASED COMPENSATION

Conversion of Pre-IPO Profit Interests and Phantom Units

In connection with the closing of the IPO, the Company consummated certain Reorganization Transactions, as described in further detail in Note 1. As part of such transactions, modifications of certain pre-IPO equity-based awards were made primarily to remove certain forfeiture and discretionary call terms, which resulted in the Company recording additional equity-based compensation expense of $251.9 million during the three and six months ended June 30, 2021.

In addition, certain put right arrangements which were outstanding prior to the IPO were terminated upon the consummation of such IPO, based on the original terms of those agreements, which resulted in the Company recording a reversal of related equity-based compensation expense of $4.0 million during the three and six months ended June 30, 2021. The fair value of the outstanding put rights as of June 30, 2021 totaled $5.7 million, which is recorded in redeemable non-controlling interests.

2021 Incentive Award Plan

In connection with the IPO, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan became effective on April 28, 2021. The Company initially reserved a total of 21,700,000 shares of Class A common stock for issuance pursuant to the 2021 Plan. All current awards granted under the 2021 Plan are intended to be treated as stock options or restricted stock units (RSUs). The terms of each award, including vesting and forfeiture, are fixed by the administrator of the 2021 Plan. Key grant terms include one or more of the following: (a) time-based vesting over a two to five year period or full vesting at grant; (b) market-based vesting conditions at graduated levels upon the Company’s attainment of certain market price per share thresholds and (c) expiration dates (if applicable). Granted awards may include time-based vesting conditions only, market-based vesting conditions only, or both.

The following table summarizes the RSU award activity for the six months ended June 30, 2021:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Value *	Units	Value *
Outstanding at January 1, 2021	—	$—	—	$—
Granted	7,214,581	$30.51	3,117,354	28.08
Released	(728,103)	$30.81	(830,857)	29.03
Forfeited	(9,191)	$30.81	(3,907)	27.07

Outstanding at June 30, 2021	6,477,287	$30.48	2,282,590	27.74

Vested and releasable at June 30, 2021	1,279,936	$30.53	—	$—

*	Weighted average grant date fair value

The following table summarizes the stock options award activity for the six months ended June 30, 2021:

	Stock Options
	Options	Weighted Average Exercise Price
Outstanding at January 1, 2021	—	$—
Granted	3,213,551	$24.00
Forfeited or expired	(17,187)	$24.00

Outstanding at June 30, 2021	3,196,364	$24.00

Vested and exercisable at June 30, 2021	563,367	$24.00

The weighted average grant-date fair value of stock options granted under the Company’s 2021 Plan during the three and six months ended June 30, 2021 was $9.54.

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option pricing model. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on comparable publicly traded companies’ stock movements. The expected life represents the period of time that the respective awards are expected to be outstanding. The risk-free interest rate is based on the U.S treasury yield curve in effect at the time of grant. All stock options exercised will be settled in Class A common stock. The key assumptions used for stock options granted during the three and six months ended June 30, 2021 are as follows:

Stock Options
Risk-free interest rate	1.02%
Expected volatility	41.36%
Expected life (in years)	5.73
Expected dividend yield	0.00%

For the three and six months ended June 30, 2021, the Company recorded share-based compensation expense of $111.4 million related to RSUs and stock options granted under the 2021 Plan, which is included within selling, general and administrative expenses in the consolidated statements of operations.

The total grant-date fair value of RSUs and stock options which vested during the three and six months ended June 30, 2021 was $70.0 million. As of June 30, 2021, the aggregate intrinsic value of vested RSUs and stock options and aggregate intrinsic value of total outstanding RSUs and stock options was $37.2 million and $254.3 million, respectively.

As of June 30, 2021, the total unrecognized equity-based compensation related to stock options and restricted stock units was $194.9 million, which is expected to be recognized over a weighted-average period of approximately 2.05 years.

CEO and Executive Chairman Market-Based Incentive Awards

In March 2019, the Company issued equity-based compensation awards in Endeavor and in Zuffa to the Company’s CEO (each a “Future Incentive Award”). The Future Incentive Awards were each based on achievement of various equity value thresholds of Endeavor and of Zuffa. In May 2021, the Company’s CEO received a RSU award covering 520,834 shares of the Company’s Class A common stock following the achievement of one agreed upon increase in equity value of Zuffa under his Zuffa Incentive Future Award. One-third of such RSUs were vested upon grant and the remaining will vest in two equal installments on each of the first and second anniversaries of the date of grant. The Endeavor and Zuffa Future Incentive Awards were cancelled in connection with the IPO and were replaced with an award of performance-vesting RSUs.

Each of the Company’s CEO and Executive Chairman received an award of performance-vesting RSUs pursuant to which they are eligible to receive a number of shares of the Company’s Class A common stock with a specified target value each time the price per share of the Company’s Class A common stock (calculated based on volume weighted average price thereof) exceeds an applicable threshold price above the public offering price of $24.00. One-third of any shares of the Company’s Class A common stock received upon achievement of any applicable threshold price will be vested upon grant and the remainder of such shares will vest in two equal installments on each of the first and second anniversaries of the date of grant. The first price threshold was achieved for the Company’s CEO on June 10, 2021. These performance-vesting RSUs will expire on the tenth anniversary of the date of grant.

The performance-vesting RSUs awarded to the CEO and Executive Chairman of the Company (each a “Market-Based Incentive Award”) are accounted for under ASC 718 as equity-classified awards due to the fixed number of shares of the Company’s Class A common stock each of the CEO and the Executive Chairman will be eligible for upon the achievement of each respective threshold. Compensation cost for performance-based awards with a market condition is recognized regardless of the number of units that vest based on the market condition and is recognized on a straight-line basis over the estimated service period. Compensation expense is not reversed even if the market condition is not satisfied. The Company used a Monte Carlo simulation model to determine the fair value and the derived service periods of these Market-Based Incentive Awards.

For the three and six months ended June 30, 2021, total equity-based compensation expense for these Market-Based Incentive Awards was $23.5 million and the Company reclassified the $27.0 million of long term liabilities from the Future Incentive Awards to additional paid in capital. As of June 30, 2021, total unrecognized equity-based compensation related to these CEO and Executive Chairman Market-Based Incentive Awards was $285.7 million, which is expected to be recognized over a weighted-average period of approximately 2.57 years.

16.	INCOME TAXES

EGH was incorporated as a Delaware corporation in January 2019. It was formed as a holding company for the purpose of completing an IPO and other related transactions. As the sole managing member of Endeavor Manager, which is the sole managing member of EOC, EGH operates and controls all the business and affairs of EOC, and through EOC and its subsidiaries, conducts the Company’s business. EGH is subject to corporate income tax on its share of taxable income or loss of EOC derived through Endeavor Manager. EOC is treated as a partnership for U.S. federal income tax purposes and is therefore not subject to U.S. corporate income tax. However, certain of EOC’s subsidiaries are subject to U.S. or foreign corporate income tax.

In accordance with ASC Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company would record income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and six months ended June 30, 2021 based upon the AETR. Utilizing the AETR in 2020 would not have provided a reliable estimate of the tax provision based on the forecasted impact of COVID-19 on the Company’s operations and overall economy. Therefore, in accordance with the authoritative guidance for accounting for income taxes in interim periods, EOC computed its income tax provision for the three and six months ended June 30, 2020 based upon the actual effective tax rate for that period.

The provision for (benefit from) income taxes for the three months ended June 30, 2021 and 2020 is $60.9 million and $(4.0) million, respectively, based on pretax losses of $412.0 million and $301.8 million, respectively. The effective tax rate is (14.8%) and 1.3% for the three months ended June 30, 2021 and 2020, respectively. The provision for income taxes for the six months ended June 30, 2021 and 2020 is $66.0 million and $44.6 million, respectively, based on pretax losses of $389.1 million and $292.7 million, respectively. The effective tax rate is (17.0%) and (15.2%) for the six months ended June 30, 2021 and 2020, respectively. The tax expense for the three and six months ended June 30, 2021 differs from the same periods in 2020 primarily due to the impact of additional stock compensation expense on the AETR, deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO, and a change in the tax rate in the United Kingdom. Any tax balances reflected on the June 30, 2021 balance sheet would be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2021.

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

As of June 30, 2021 and December 31, 2020, the Company had unrecognized tax benefits of $36.3 million and $34.4 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

The Company records valuation allowances against its net deferred tax assets when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including historical results, reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Based on this analysis, the Company has concluded that its net deferred tax assets at EGH, exclusive of deferred tax liabilities associated with indefinite lived intangibles, will not be realized and as a result, has recorded a full valuation allowance as of June 30, 2021.

Tax Receivable Agreements

In connection with the IPO and related transactions, the Company entered into tax receivable agreements (“TRAs”) with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO (“TRA Holders”). The TRAs generally provide for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize, as a result of (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRAs, (iii) deductions attributable to imputed interest pursuant to the TRAs and (iv) other tax attributes allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

The Company has recorded a full valuation allowance with respect to deferred tax assets subject to the TRA. Certain other tax attributes subject to the TRA do not result in deferred tax assets. During the six months ended June 30, 2021, the Company has recognized a TRA liability on a portion of such attributes of approximately $32 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs. The amounts payable under the TRAs will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of EGH in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, or other tax attributes subject to the TRA are determined to be payable, additional TRA liabilities may be considered probable at that time and recorded within our statement of operations.

17.	REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$162,938	$310,857	$—	$473,795
Media production, distribution and content	1,240	92,698	133,275	227,213
Events and performance	94,687	125,117	—	219,804
Talent representation and licensing	—	—	145,929	145,929
Marketing	—	—	49,028	49,028
Eliminations	—	—	—	(4,497)

Total	$258,865	$528,672	$328,232	$1,111,272

	Six Months Ended June 30, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$340,591	$633,983	$—	$974,574
Media production, distribution and content	3,427	177,411	192,198	373,036
Events and performance	198,328	256,888	—	455,216
Talent representation and licensing	—	—	292,674	292,674
Marketing	—	—	92,269	92,269
Eliminations	—	—	—	(6,915)

Total	$542,346	$1,068,282	$577,141	$2,180,854

	Three Months Ended June 30, 2020
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$103,226	$46,287	$—	$149,513
Media production, distribution and content	1,064	37,864	81,258	120,186
Events and performance	47,949	35,683	—	83,632
Talent representation and licensing	—	—	79,910	79,910
Marketing	—	—	31,672	31,672
Eliminations	—	—	—	(1,999)

Total	$152,239	$119,834	$192,840	$462,914

	Six Months Ended June 30, 2020
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$226,040	$262,936	$—	$488,976
Media production, distribution and content	3,200	113,762	150,999	267,961
Events and performance	155,166	411,912	—	567,078
Talent representation and licensing	—	—	227,887	227,887
Marketing	—	—	106,688	106,688
Eliminations	—	—	—	(5,279)

Total	$384,406	$788,610	$485,574	$1,653,311

In the three months ended June 30, 2021 and 2020, there was revenue recognized of $9.9 million and $11.0 million, respectively, from performance obligations satisfied in prior periods. In the six months ended June 30, 2021 and 2020, there was revenue recognized of $23.0 million and $21.8 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of June 30, 2021 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2021	$871,028
2022	1,409,272
2023	1,252,400
2024	971,381
2025	911,711
Thereafter	578,354

$5,994,146

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

The following table presents the Company’s contract liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

Description	December 31, 2020	Additions	Deductions	Acquisitions	Foreign Exchange	June 30, 2021
Deferred revenue - current	$606,530	$1,008,801	$(883,348)	$38,267	$3,963	$774,213
Deferred revenue - noncurrent	$19,437	$6,468	$(16,787)	$18,564	$—	$27,682

18.	SEGMENT INFORMATION

As of June 30, 2021, the Company has three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the “Corporate” group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2020. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Owned Sports Properties	$258,865	$152,239	$542,346	$384,406
Events, Experiences & Rights	528,672	119,834	1,068,282	788,610
Representation	328,232	192,840	577,141	485,574
Eliminations	(4,497)	(1,999)	(6,915)	(5,279)

Total consolidated revenue	$1,111,272	$462,914	$2,180,854	$1,653,311

Reconciliation of segment profitability

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Owned Sports Properties	$132,267	$65,502	$277,816	$167,796
Events, Experiences & Rights	36,800	(42,655)	75,850	26,468
Representation	61,685	52,036	123,168	120,649
Corporate	(62,704)	(29,046)	(109,320)	(83,538)

Adjusted EBITDA	168,048	45,837	367,514	231,375
Reconciling items:
Equity losses (income) losses of affiliates	1,158	1,759	(2,176)	1,797
Interest expense, net	(83,836)	(71,693)	(152,187)	(141,677)
Depreciation and amortization	(69,161)	(84,751)	(136,397)	(165,198)
Equity-based compensation expense	(387,017)	(9,204)	(403,508)	(16,975)
Merger, acquisition and earn-out costs	(14,199)	859	(25,184)	(9,303)
Certain legal costs	(574)	(3,357)	(4,526)	(6,159)
Restructuring, severance and impairment	(4,026)	(195,305)	(4,433)	(212,247)
Fair value adjustment - equity investments	5,905	(2,950)	13,704	(5,759)
COVID-19 related costs	—	(2,606)	—	(12,113)
Other	(28,334)	19,610	(41,911)	43,595

Loss before income taxes and equity losses of affiliates	$(412,036)	$(301,801)	$(389,104)	$(292,664)

19.	COMMITMENTS AND CONTINGENCIES

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

Zuffa has five related class-action lawsuits filed against it in the United States District Court for the Northern District of California (the “District Court”) between December 2014 and March 2015 by a total of eleven former UFC fighters. The complaints in the five lawsuits are substantially identical. Each alleges that Zuffa violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopolizing the alleged market for elite professional MMA Fighters’ services. Plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services and their intellectual property rights, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and injunctive relief. On December 14, 2020, the District Court orally indicated its intention to grant Plaintiffs’ motion to certify the Bout Class (comprised of fighters who participated in bouts from December 16, 2010 to June 30, 2017) and to deny Plaintiffs’ motion to certify the Identity Class (a purported class based upon the alleged expropriation and exploitation of fighter identities). The Company is awaiting the official written order from the judge and assuming he rules as previously indicated, then the Company will seek an appeal of this decision. On June 23, 2021, plaintiffs’ lawyers filed a new case against Zuffa and EGH alleging substantially similar claims, but providing for a class period from July 1, 2017 to present. Management believes that the Company has meritorious defenses against the allegations and intends to defend itself vigorously.

In February 2021, the Company signed a new franchise agreement and side letter (the “Franchise Agreements”) directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”). These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. The Franchise Agreements provide for a transition period for the Company to come into compliance with certain of its provisions. During the term of the Franchise Agreements, until the Company is in compliance, the Franchise Agreements require that the Company place into escrow (i) an amount equal to Endeavor Content’s after-tax gross profits from the production of works written by WGA members under a WGA collective bargaining agreement and (ii) an amount equal to the Company’s after tax writer commissions and package fees received in connection with such Endeavor Content productions. As a result, in August 2021, the Company has begun marketing the restricted Endeavor Content business for sale.

Guarantees and Commitments

The Company routinely enters into purchase or guarantee arrangements for event, media or other representation rights as well as for advancements for content production or overhead costs with various organizations. Subsequent to December 31, 2020, the Company entered into certain new arrangements increasing its purchase/guarantee agreements by $1.3 billion, which will be due in 2021 through 2028.

20.	RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 (in thousands):

	June 30, 2021	December 31, 2020
Other current assets	$9,071	$5,572
Other assets	4,670	1,400
Current liabilities	—	1,356
Other current liabilities	657	969

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$6,039	$3,093	$13,039	$5,178
Direct operating costs	724	(80)	2,857	1,972
Selling, general and administrative expenses	3,304	1,445	4,430	10,261
Other income, net	875	875	1,750	1,750

As of June 30, 2021, the Company has an equity-method investment in Euroleague, a related party. For the three and six months ended June 30, 2021 and 2020, the Company recognized revenue of $2.4 million, $4.7 million, $0.1 million and $(2.4) million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three and six months ended June 30, 2021 and 2020, the

Company recognized revenue of $3.9 million, $6.5 million, $2.7 million and $4.6 million, respectively, for production services provided to Euroleague as well as direct operating costs of $0.5 million, $2.3 million, $(0.2) million and $1.2 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Events, Experiences & Rights segment. As of June 30, 2021 and December 31, 2020, the Company had a receivable of $5.7 million and $0.7 million, respectively, and a payable of none and $1.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our prospectus dated April 28, 2021, filed with the SEC on April 30, 2021 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Prospectus”). The historical financial data discussed below reflects our historical results of operations and financial position and relate to periods prior to the reorganization transactions. As a result, the following discussion does not reflect the significant impact that such events will have on us.

BUSINESS OVERVIEW

Endeavor Group Holdings, Inc. is a premium intellectual property, content, events, and experiences company. We own and operate premium sports properties, including the UFC, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports and entertainment talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, brand licensing, and experiential marketing. The addition of these new capabilities and insights transformed our business into an integrated global platform anchored by owned and managed premium intellectual property.

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

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own, operate, and provide services to a diverse portfolio of over 800 live events annually, including sporting events covering 20 sports across 25 countries, international fashion weeks, art fairs and music, culinary and lifestyle festivals. We own and operate many of these events, including the Miami Open, HSBC Champions, Frieze Art Fair, New York Fashion Week, and Hyde Park Winter Wonderland, and we have a strategic partnership with the PGA-sanctioned Asian Tour. We also operate other events on behalf of third parties, including the AIG Women’s British Open and Fortnite World Cup. Through On Location, we provide premium experiences, historically providing more than 900 per year for sporting and music events such as the Super Bowl, Ryder Cup, NCAA Final Four and Coachella.

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

Through our client representation and management businesses, including the WME talent agency and IMG Models, we represent a diverse group of talent across entertainment, sports, and fashion, including actors, directors, writers, athletes, models, musicians, and other artists, in a variety of mediums, such as film, television, books, and live events. Through our 160over90 business, we provide brand strategy, marketing, advertising, public relations, analytics, digital, activation, and experiential services to many of the world’s largest brands. Through IMG Licensing, we provide IP licensing services to a large portfolio of entertainment, sports, and consumer product brands, including representing these clients in the licensing of their logos, trade names and trademarks. Endeavor Content provides a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In February 2021, the Company signed a new franchise agreement and side letter (the “Franchise Agreements”) directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”). These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in August 2021, the Company has begun marketing the restricted Endeavor Content business for sale.

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

Provision for Income Taxes

EGH was incorporated as a Delaware corporation in January 2019. It was formed as a holding company for the purpose of completing an IPO and other related transactions. As the sole managing member of Endeavor Manager, which is the sole managing member of EOC, EGH operates and controls all the business and affairs of EOC, and through EOC and its subsidiaries, conducts the Company’s business. EGH is subject to corporate income tax on its share of taxable income or loss of EOC, derived from Endeavor Manager. EOC is treated as a partnership for U.S. federal income tax purposes and is therefore not subject to U.S. corporate income tax. However, certain of EOC’s subsidiaries are subject to U.S. or foreign corporate income tax.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, including significantly impacting the entertainment and sports industries as well as our business, results of operations, financial position and cash flows.

The COVID-19 pandemic resulted in various governmental restrictions and began to have a significant adverse impact on our business and operations beginning in March 2020, including the lack of ticketed PBR and UFC events and the early cancellation of the 2019-2020 Euroleague season adversely impacting our Owned Sports Properties segment; the postponement or cancellation of live sporting events and other in-person events adversely impacting our Events, Experiences & Rights segment; and stoppages of entertainment productions, including film, television shows and music events, as well as reduced corporate spending on marketing, experiential and activation, adversely impacting our Representation segment. Furthermore, following the merger of our IMG College business with Learfield, the operating results of the merged business had been weaker than anticipated driven by lower than expected sales and have been further impacted by COVID-19 as a result of the delay, cancellation of or shortened college football season and the prohibition of fans by many teams, which resulted in impairment charges at Learfield IMG College in 2020 adversely impacting our equity earnings. In 2020, we also recognized goodwill and intangible asset impairment charges primarily at our Events, Experiences & Rights segment, driven by lower projections as a result of the impact of COVID-19 and restructuring in certain of our businesses. In the future, any further impact to our business as a result of COVID-19 could result in additional impairments of goodwill, intangibles, long-term investments and long-lived assets.

While activity has resumed in certain of our businesses and restrictions have been lessened or lifted restrictions impacting certain of our businesses remain in effect in locations where we are operating and could in the future be reduced or increased, or removed or reinstated. As a result of this and numerous other uncertainties, including the duration of the pandemic, the effectiveness of mass vaccinations and the impact of variants of the virus, additional postponements or cancellations of live sporting events and other in-person events, and changes in consumer preferences towards our business and the industries in which we operate, we are unable to accurately predict the full impact of COVID-19, including recently emerged variants, on our business, results of operations, financial position and cash flows, but acknowledge that its impact on our business and results of operations may be material. We expect that recovery will continue to be gradual and that the wider impact on revenue and cash flows will vary, but will generally depend on the factors listed above and the general uncertainty surrounding COVID-19. After considering the impact of COVID-19, including recently emerged variants, the Company believes that existing cash, cash generated from operations and available capacity for borrowings under its credit facilities will satisfy working capital requirements, capital expenditures, and debt service requirements for at least the succeeding year.

UFC Buyout

Substantially simultaneous with the closing of the IPO, we consummated the UFC Buyout whereby we acquired equity interests in UFC Parent (including warrants of UFC Parent) from the Other UFC Holders (or their affiliates) resulting in Endeavor Operating Company directly or indirectly owning 100% of the equity interests of UFC Parent.

As a result of the UFC Buyout, we no longer attribute income (loss) to non-controlling interests related to UFC in our consolidated statement of operations and recognized a reduction in nonredeemable non-controlling interests on our consolidated balance sheet. Furthermore, restrictions on dividends under the UFC LLC Agreement are no longer in place after the UFC Buyout, although restrictions from the UFC Credit Facilities remain in place.

Reorganization

Prior to the closing of the IPO on May 3, 2021, we undertook reorganization transactions, following which Endeavor Group Holdings became a holding company, and its principal asset is an equity interest in a newly formed subsidiary of Endeavor Group Holdings, Endeavor Manager, of which Endeavor Group Holdings serves as the managing member. Endeavor Manager is in turn the managing member of Endeavor Operating Company. Endeavor Group Holdings manages and operates the business and controls the strategic decisions and day-to-day operations of Endeavor Manager as its sole managing member, and Endeavor Operating Company as its indirect sole managing member, and also has a substantial financial interest in Endeavor Manager and Endeavor Operating Company. Accordingly, Endeavor Group Holdings consolidates the results of operations of Endeavor Manager and Endeavor Operating Company, and a portion of Endeavor Group Holding’s net income (loss) is allocated to non-controlling interests to reflect the entitlements of certain former members of Endeavor Operating Company who retain ownership interests in Endeavor Manager and Endeavor Operating Company.

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Endeavor Manager and Endeavor Operating Company, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement.

In addition, we have begun implementing and will continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to continue to incur expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We have recognized and will continue to recognize certain non-recurring costs as part of our transition to a publicly traded company, consisting of professional fees and other expenses.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2021 and 2020. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$1,111,272	$462,914	$2,180,854	$1,653,311
Operating expenses:
Direct operating costs	570,955	172,643	1,117,347	853,927
Selling, general and administrative expenses	785,101	302,047	1,166,214	691,018
Insurance recoveries	(10,210)	(16,841)	(29,867)	(33,960)
Depreciation and amortization	69,161	84,751	136,397	165,198
Impairment charges	3,770	172,232	3,770	175,282

Total operating expenses	1,418,777	714,832	2,393,861	1,851,465

Operating loss	(307,505)	(251,918)	(213,007)	(198,154)
Other (expense) income:
Interest expense, net	(83,836)	(71,693)	(152,187)	(141,677)
Loss on extinguishment of debt	(28,628)	—	(28,628)	—
Other income, net	7,933	21,810	4,718	47,167

Loss before income taxes and equity losses of affiliates	(412,036)	(301,801)	(389,104)	(292,664)
Provision for (benefit from) income taxes	60,918	(4,049)	66,003	44,555

Loss before equity losses of affiliates	(472,954)	(297,752)	(455,107)	(337,219)
Equity losses of affiliates, net of tax	(43,813)	(198,013)	(59,284)	(209,807)

Net loss	(516,767)	(495,765)	(514,391)	(547,026)
Net loss attributable to non-controlling interests	(190,354)	(29,211)	(163,108)	(25,516)
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	(6,816)	(466,554)	(31,686)	(521,510)

Net loss attributable to Endeavor Group Holdings, Inc.	$(319,597)	$—	$(319,597)	$—

Revenue

Revenue increased $648.4 million, or 140.1%, to $1,111.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

•

Owned Sports Properties increased by $106.6 million, or 70.0%. The increase was primarily driven by an increase in media rights fees and event related revenue due to the increase in the number of events held at UFC and PBR.

•

Events, Experiences & Rights increased by $408.8 million, or 341.2%. The increase was primarily attributable to the return of live events in 2021 and an increase in media rights fees primarily due to the return to a full schedule of European soccer matches in 2021 and the impact of COVID-19 on the 2019/2020 season, which resulted in matches for most leagues rescheduled to the second half of 2020.

•

Representation increased by $135.4 million, or 70.2%. The increase was primarily driven by an increase in content deliveries at Endeavor Content and the gradual recovery in client commissions and corporate spending on marketing and experiential activations.

Revenue increased $527.5 million, or 31.9%, to $2,180.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

•

Owned Sports Properties increased by $157.9 million, or 41.1%. The increase was primarily driven by an increase in media rights fees and event related revenue due to the increase in the number of events held at UFC.

•

Events, Experiences & Rights increased by $279.7 million, or 35.5%. The increase was primarily attributable to an increase in media rights fees primarily driven by the impact of COVID-19 on both the 2019/2020 and 2020/2021 soccer seasons in Europe, which resulted in reduced matches for most leagues in the first half of 2020, and an increased schedule of matches in the second half of 2020 and first quarter of 2021, partially offset by the cancellations, postponements and capacity restrictions of live sport events and other in-person events in the first quarter 2021, resulting from COVID-19.

•

Representation increased by $91.6 million, or 18.9%. The increase was primarily driven by the increase in content deliveries at Endeavor Content and the gradual recovery in client commissions partially offset by a decline in corporate spending on marketing and experiential activations.

Direct operating costs

Direct operating costs increased $398.3 million, or 230.7%, to $571.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase of approximately $218 million in media rights costs due to the increase in revenue described above, approximately $67 million of increased event costs related to the return of live events and approximately $60 million related to an increase in content deliveries at Endeavor Content.

Direct operating costs increased $263.4 million, or 30.8%, to $1,117.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of approximately $331 million in media rights costs due to the increase in revenue described above, and approximately $48 million related to an increase in content deliveries at Endeavor Content. These increases were partially offset by approximately $155 million of reduced event costs due to the reduction in revenue resulting from the postponement, cancellation and capacity restrictions of sports and live events due to COVID-19.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $483.1 million, or 159.9%, to $785.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was principally due to increased equity-based compensation expense of $377.8 million, of which $251.9 million was due to modification of certain pre-IPO awards to remove certain forfeiture and discretionary call terms, higher cost of personnel and other operating expenses as the business recovers from the impact of COVID-19.

Selling, general and administrative expenses increased $475.2 million, or 68.8%, to $1,166.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was principally due to increased equity-based compensation expense of $386.5 million, of which $251.9 million is due to modifications of certain pre-IPO awards to remove certain forfeiture and discretionary call terms, higher cost of personnel and other operating expenses as the business recovers from the impact of COVID-19.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the three and six months ended June 30, 2021 and 2020, we recognized $10.2 million, $29.9 million, $16.8 million and $34.0 million, of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $15.6 million, or 18.4%, to $69.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Depreciation and amortization decreased $28.8 million, or 17.4%, to $136.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decreases were primarily driven by certain UFC intangible assets becoming fully amortized in August 2020.

Impairment charges

Impairment charges decreased $168.5 million, or 97.8% to $3.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Impairment charges decreased $171.5 million, or 97.8% to $3.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. For the three and six months ended June 30, 2020, the impairment charges were for goodwill and intangible assets primarily in our Events, Experiences & Rights and Representation segments, driven by lower projections as of result of the impact of COVID-19 and restructuring in certain of our businesses.

Interest expense, net

Interest expense, net increased $12.1 million to $83.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Interest expense, net increased $10.5 million to $152.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were principally due to higher indebtedness during the periods offset by the repricing of the UFC Credit Facilities.

Loss on extinguishment of debt of $28.6 million for the three and six months ended June 30, 2021 was due to fees and expenses incurred for the early redemption of our term loans issued in May 2020.

Other income, net

Other income, net decreased $13.9 million, or 63.6% to $7.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The income for the three months ended June 30, 2021 primarily included a $6.1 million gain from a change in fair value of an equity investment. The income for the three months ended June 30, 2020 primarily included an $11.0 million gain due to the change in the fair value of embedded foreign currency derivatives and $9.0 million related to foreign currency transaction gains.

Other income, net decreased $42.5 million, or 90.0% to $4.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2020. The income for the six months ended June 30, 2021 included $13.8 million of gains from sales and changes in fair value of equity investments offset by a $9.2 million loss due to the change in the fair value of embedded foreign currency derivatives. The income for the six months ended June 30, 2020 primarily included a $27.1 million gain recognized for the acquisition of the remaining 50% membership interests of FC Diez Media, a $8.1 million gain related to the deconsolidation of Asian Tour Media and a $13.2 million gain due to the change in the fair value of embedded foreign currency derivatives.

Provision for (benefit from) income taxes

For the three months ended June 30, 2021, we recorded $60.9 million provision for income taxes compared to $4.0 million benefit from income taxes for the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded $66.0 million provision for income taxes compared to $44.6 million provision for income taxes for the six months ended June 30, 2020. The tax expense for the three and six months ended June 30, 2021 differs from the same periods in 2020 primarily due to the impact of additional stock compensation expense on the annual effective tax rate, deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO, and a change in the tax rate in the United Kingdom.

Equity losses of affiliates, net of tax

Equity losses of affiliates decreased $154.2 million to $43.8 million and decreased $150.5 million to $59.3 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Equity losses for the three and six months ended June 30, 2021 are primarily due to the losses related to our investment in Learfield IMG College.

During the three and six months ended June 30, 2020 we recorded $195.8 million and $207.5 million, respectively, in equity losses resulting from continued losses and the impact of COVID-19 on Learfield IMG College’s operating results, resulting in goodwill and indefinite-lived intangible asset impairments.

Net loss attributable to non-controlling interests

Net loss attributable to non-controlling interests increased $161.1 million to $190.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by the effect of the reorganization transactions.

Net loss attributable to non-controlling interests increased $137.6 million to $163.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by the effect of the reorganization transactions offset by net income attributable to the UFC prior to the UFC Buyout.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Owned Sports Properties	$258,865	$152,239	$542,346	$384,406
Events, Experiences & Rights	528,672	119,834	1,068,282	788,610
Representation	328,232	192,840	577,141	485,574
Eliminations	(4,497)	(1,999)	(6,915)	(5,279)

Total Revenue	$1,111,272	$462,914	$2,180,854	$1,653,311

Adjusted EBITDA:
Owned Sports Properties	$132,267	$65,502	$277,816	$167,796
Events, Experiences & Rights	36,800	(42,655)	75,850	26,468
Representation	61,685	52,036	123,168	120,649
Corporate	(62,704)	(29,046)	(109,320)	(83,538)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$258,865	$152,239	$542,346	$384,406
Direct operating costs	$81,079	$48,558	$173,294	$139,017
Selling, general and administrative expenses	$44,389	$35,980	$92,102	$75,421
Adjusted EBITDA	$132,267	$65,502	$277,816	$167,796
Adjusted EBITDA margin	51.1%	43.0%	51.2%	43.7%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenue for the three months ended June 30, 2021 increased $106.6 million, or 70.0%, to $258.9 million, compared to the three months ended June 30, 2020. The increase was driven primarily by media rights fees and event related revenue due to the increase in the number of UFC and PBR events held and the increase in ticket sales due to the lifting of restrictions on fan attendance in the quarter.

Direct operating costs for the three months ended June 30, 2021 increased $32.5 million, or 67.0%, to $81.1 million, compared to the three months ended June 30, 2020. The increase was attributable to the increase in the number of UFC and PBR events held.

Selling, general and administrative expenses for the three months ended June 30, 2021 increased $8.4 million, or 23.4%, to $44.4 million, compared to the three months ended June 30, 2020. The increase was primarily attributable to cost of personnel, as well as travel expenses related to the increase in the number of UFC and PBR events held.

Adjusted EBITDA for the three months ended June 30, 2021 increased $66.8 million, or 101.9%, to $132.3 million, compared to the three months ended June 30, 2020. The increase in Adjusted EBITDA was primarily driven by increased revenue at UFC and PBR partially offset by the increase in direct operating costs and selling, general and administrative expenses.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenue for the six months ended June 30, 2021 increased $157.9 million, or 41.1%, to $542.3 million, compared to the six months ended June 30, 2020. The increase was driven primarily by media rights fees and event related revenue due to an increase in the number of UFC events held. This increase was partially offset by the reduction of revenue at PBR primarily due to less events held and no ticket sales in the first quarter of 2021 due to COVID-19.

Direct operating costs for the six months ended June 30, 2021 increased $34.3 million, or 24.7%, to $173.3 million, compared to the six months ended June 30, 2020. The increase was attributable to the increase in the number of UFC events held partially offset by PBR cost savings initiatives and holding events at less expensive venues.

Selling, general and administrative expenses for the six months ended June 30, 2021 increased $16.7 million, or 22.1%, to $92.1 million, compared to the six months ended June 30, 2020. The increase was primarily attributable to cost of personnel as well as travel expenses related to the increase in the number of UFC events held, including UFC’s Fight Island 3.0.

Adjusted EBITDA for the six months ended June 30, 2021 increased $110.0 million, or 65.6%, to $277.8 million, compared to the six months ended June 30, 2020. The increase in Adjusted EBITDA was primarily driven by increased revenue at UFC partially offset by the increase in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$528,672	$119,834	$1,068,282	$788,610
Direct operating costs	$389,533	$93,254	$811,069	$606,998
Selling, general and administrative expenses	$112,803	$88,237	$213,074	$199,108
Adjusted EBITDA	$36,800	$(42,655)	$75,850	$26,468
Adjusted EBITDA margin	7.0%	-35.6%	7.1%	3.4%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenue for the three months ended June 30, 2021 increased $408.8 million, or 341.2%, to $528.7 million, compared to the three months ended June 30, 2020. Media rights fees increased $265 million primarily due to the return to a full schedule of European soccer matches in 2021 and the impact of COVID-19 on the 2019/2020 season, which resulted in matches for most leagues rescheduled to the second half of 2020. Media production revenue increased $55 million due to the return to a full schedule of events in 2021 as compared to the impact of COVID-19 on event schedules in 2020, including coverage of the English Premier League, which was partially rescheduled to the second half of 2020, and golf and tennis events which were cancelled. In addition, event and performance revenues increased $89 million attributable to events returning in 2021, including HSBC Women’s World Championship, Honda LPGA, ANA Inspiration, Miami Open, Frieze NY and Miss Universe pageant that were cancelled in 2020 due to COVID-19, as well as the return of IMG Academy summer camps at full capacity, which were cancelled or had attendance restrictions in 2020.

Direct operating costs for the three months ended June 30, 2021 increased $296.3 million, or 317.7%, to $389.5 million, compared to the three months ended June 30, 2020. Media rights expenses, media production expenses, live event and performance costs increased $218 million, $38 million and $41 million, respectively, due to the increases in revenue as described above.

Selling, general and administrative expenses for the three months ended June 30, 2021 increased $24.6 million, or 27.8%, to $112.8 million, compared to the three months ended June 30, 2020. The increase was primarily driven by increased cost of personnel as the business recovers from the impact of COVID-19.

Adjusted EBITDA for the three months ended June 30, 2021 increased $79.5 million, or 186.3%, to $36.8 million, compared to the three months ended June 30, 2020. The increase in Adjusted EBITDA was primarily driven by the growth in revenue partially offset by the increase in related direct operating costs and selling, general and administrative expenses and a decrease in insurance recoveries related to cancelled events.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenue for the six months ended June 30, 2021 increased $279.7 million, or 35.5%, to $1,068.3 million, compared to the six months ended June 30, 2020. Media rights fees increased $371 million primarily driven by the impact of COVID-19 on both the 2019/2020 and 2020/2021 soccer seasons in Europe, which resulted in reduced matches for most leagues in the first half of 2020, and an increased schedule of matches in the second half of 2020 and the first quarter of 2021. Media Production revenue increased $64 million due to the return to a largely full schedule of events in 2021 as compared to the impact of COVID-19 on event schedules in 2020, including coverage of the English Premier League which was partially rescheduled to the second half of 2020, and golf and tennis events which were cancelled. Event and performance revenue decreased $155 million due primarily to attendance restrictions at the 2021 Super Bowl, as well as the cancellation of certain events in 2021 due to COVID-19 that were held in the prior year, including Hyde Park Winter Wonderland, Frieze LA and Rio Open. This decrease was partially offset by certain events taking place in 2021 which were cancelled in 2020 due to COVID-19, including the Miami Open, HSBC Women’s World Championship, Honda LPGA, ANA Inspiration, Frieze NY and Miss Universe pageant, as well as all summer camps taking place at the IMG Academy at full capacity in 2021 that were cancelled or had attendance restrictions in 2020.

Direct operating costs for the six months ended June 30, 2021 increased $204.1 million, or 33.6%, to $811.1 million, compared to the six months ended June 30, 2020. Media rights expenses and media production expenses increased $328 million and $47 million, respectively, partially offset by a reduction in live event and performance costs of $171 million due to the changes in revenue as described above.

Selling, general and administrative expenses for the six months ended June 30, 2021 increased $14.0 million, or 7.0%, to $213.1 million, compared to the six months ended June 30, 2020. The increase was primarily driven by increased cost of personnel as the business recovers from the impact of COVID-19.

Adjusted EBITDA for the six months ended June 30, 2021 increased $49.4 million, or 186.6%, to $75.9 million, compared to the six months ended June 30, 2020. The increase in Adjusted EBITDA was primarily driven by the increase in revenue partially offset by the increase in related direct operating costs and selling, general and administrative expenses and a decrease in insurance recoveries related to cancelled events.

Representation

The following table sets forth our Representation segment results for three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Revenue	$328,232	$192,840	$577,141	$485,574
Direct operating costs	$104,842	$32,524	$139,901	$101,422
Selling, general and administrative expenses	$161,693	$108,603	$313,851	$263,829
Adjusted EBITDA	$61,685	$52,036	$123,168	$120,649
Adjusted EBITDA margin	18.8%	27.0%	21.3%	24.8%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenue for the three months ended June 30, 2021 increased $135.4 million, or 70.2%, to $328.2 million, compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase in content deliveries at Endeavor Content and the gradual recovery in client commissions and corporate spending on marketing and experiential activations.

Direct operating costs for the three months ended June 30, 2021 increased $72.3 million, or 222.4%, to $104.8 million, compared to the three months ended June 30, 2020. The increase was primarily attributable to the above mentioned increase of content deliveries at Endeavor Content and marketing and experiential activations.

Selling, general and administrative expenses for the three months ended June 30, 2021 increased $53.1 million, or 48.9%, to $161.7 million, compared to the three months ended June 30, 2020. The increase was primarily driven by cost of personnel as the business recovers from the impact of COVID-19.

Adjusted EBITDA for the three months ended June 30, 2021 increased $9.6 million, or 18.5%, to $61.7 million, compared to the three months ended June 30, 2020. The increase in Adjusted EBITDA was driven by the growth in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenue for the six months ended June 30, 2021 increased $91.6 million, or 18.9%, to $577.1 million, compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase in content deliveries at Endeavor Content and the gradual recovery in client commissions partially offset by a decline in corporate spending on marketing and experiential activations.

Direct operating costs for the six months ended June 30, 2021 increased $38.5 million, or 37.9%, to $139.9 million, compared to the six months ended June 30, 2020. The increase was primarily attributable to the above mentioned increase of content deliveries at Endeavor Content partially offset by the impact of COVID-19 on experiential activations.

Selling, general and administrative expenses for the six months ended June 30, 2021 increased $50.0 million, or 19.0%, to $313.9 million, compared to the six months ended June 30, 2020. The increase was primarily driven by growth cost of personnel as the business recovers from the impact of COVID-19.

Adjusted EBITDA for the six months ended June 30, 2021 increased $2.5 million, or 2.1%, to $123.2 million, compared to the six months ended June 30, 2020. The increase in Adjusted EBITDA was driven by the increase in revenue offset by the increase in direct operating costs and selling, general and administrative expenses.

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

The following table sets forth our results for Corporate for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Adjusted EBITDA	$(62,704)	$(29,046)	$(109,320)	$(83,538)

Adjusted EBITDA for the three months ended June 30, 2021 declined $33.7 million, or 115.9%, to $(62.7) million, compared to the three months ended June 30, 2020. The decline was driven by an increase in cost of personnel and other general and administrative expenses.

Adjusted EBITDA for the six months ended June 30, 2021 declined $25.8 million, or 30.9%, to $(109.3) million, compared to the six months ended June 30, 2020. The decline was driven by an increase in cost of personnel and other general and administrative expenses.

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

Adjusted Net Income is a non-GAAP financial measure and is defined as net income (loss) attributable to Endeavor Group Holdings adjusted to exclude our share (excluding those relating to non-controlling interests) of the adjustments used to calculate Adjusted EBITDA, other than income taxes, net interest expense and depreciation, on an after tax basis, the release of tax valuation allowances and other tax items.

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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(516,767)	$(495,765)	$(514,391)	$(547,026)
Provision for (benefit from) income taxes	60,918	(4,049)	66,003	44,555
Interest expense, net	83,836	71,693	152,187	141,677
Depreciation and amortization	69,161	84,751	136,397	165,198
Equity-based compensation expense (l)	387,017	9,204	403,508	16,975
Merger, acquisition and earn-out costs (2)	14,199	(859)	25,184	9,303
Certain legal costs (3)	574	3,357	4,526	6,159
Restructuring, severance and impairment (4)	4,026	195,305	4,433	212,247
Fair value adjustment - Droga5 (5)	—	473	—	473
Fair value adjustment - equity investments (5)	(5,905)	2,950	(13,704)	5,759
Equity method losses - Learfield IMG College (6)	42,655	195,781	61,460	207,537
COVID-19 related costs (7)	—	2,193	—	2,403
Other (8)	28,334	(19,610)	41,911	(43,595)

Adjusted EBITDA	$168,048	$45,424	$367,514	$221,665

Net loss margin	(46.5%)	(107.1%)	(23.6%)	(33.1%)
Adjusted EBITDA margin	15.1%	9.8%	16.9%	13.4%

Adjusted Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(516,767)	$(495,765)	$(514,391)	$(547,026)
Net loss attributable to non-controlling interests	190,354	29,211	163,108	25,516
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	6,816	—	31,686	—

Net loss attributable to Endeavor Group Holdings, Inc	(319,597)	—	(319,597)	—
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(466,554)	—	(521,510)
Amortization	46,649	63,494	92,377	123,458
Equity-based compensation expense (l)	387,017	9,204	403,508	16,975
Merger, acquisition and earn-out costs (2)	14,199	(859)	25,184	9,303
Certain legal costs (3)	574	3,357	4,526	6,159
Restructuring, severance and impairment (4)	4,026	195,305	4,433	212,247
Fair value adjustment - Droga5	—	473	—	473
Fair value adjustment - equity investments (5)	(5,905)	2,950	(13,704)	5,759
Equity method losses - Learfield IMG College (6)	42,655	195,781	61,460	207,537
COVID-19 related costs (7)	—	2,193	—	2,403
Other (8)	28,334	(19,610)	41,911	(43,595)
Tax effects of adjustments (9)	77,550	(6,354)	71,231	(4,988)
Valuation allowance and other tax items (l0)	17,608	—	17,608	32,338
Adjustments allocated to non-controlling interests (l1)	(241,635)	(16,328)	(337,462)	(39,693)

Adjusted Net Income (Loss)	$51,475	$(36,948)	$51,475	$6,866

(1)	Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The increase for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily due to modification of certain pre-IPO equity-based awards primarily to remove certain forfeiture and discretionary call terms as well as grants under the 2021 Incentive Award Plan that were issued in connection with the IPO. Equity-based compensation was recognized in all segments and Corporate for the three and six months ended June 30, 2021 and 2020.

(2)

Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to remain our employees.

Such costs for the three months ended June 30, 2021 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $13 million, which primarily related to our Events, Experiences & Rights segment. Professional advisor costs were approximately $1 million and primarily related to our Events, Experiences & Rights segment.

Such costs for the three months ended June 30, 2020 primarily related to acquisition earn-out adjustments of approximately $6 million, primarily related to our Events, Experiences & Rights and Representation segments. Professional advisor costs were approximately $5 million primarily related to our Events, Experiences & Rights segment.

Such costs for the six months ended June 30, 2021 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $20 million, which primarily related to our Events, Experiences & Rights and Representation segments. Professional advisor costs were approximately $5 million and primarily related to our Events, Experiences & Rights segment.

Such costs for the six months ended June 30, 2020 primarily related to professional advisor costs of approximately $9 million primarily related to our Events, Experiences & Rights segment.

(3)	Includes costs related to certain litigation or regulatory matters in each of our segments and Corporate.

(4)	Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the three and six months ended June 30, 2021 primarily relates to the impairment of goodwill in our Representation and Events, Experiences & Rights segments.

Such costs for the three months ended June 30, 2020 included approximately $172 million related to the impairment of intangible assets and approximately $23 million for severance and restructuring expenses, in each case primarily related to COVID-19, and primarily related to our Representation and Events, Experiences & Rights segments.

Such costs for the six months ended June 30, 2020 included approximately $11 million related to the impairment of certain other assets and investments, approximately $175 million related to the impairment of intangible assets and approximately $26 million for severance and restructuring expenses, in each case primarily related to COVID-19, and primarily related to our Representation and Events, Experiences & Rights segments.

(5)	Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.

(6)	Relates to equity method losses, including impairment charges, from our investment in Learfield IMG College following the merger of our IMG College business with Learfield in December 2018.

(7)

Includes COVID-19 related costs that are non-recurring and incremental costs that would have otherwise not been incurred. Such adjustment for the three months ended June 30, 2020 does not include the write-off of $0.4 million of deferred event costs, net of insurance recoveries, which is adjusted in our Events, Experiences & Rights segment profitability measure. Such adjustment for the six months ended June 30, 2020 does not include the write-off of $10 million of deferred event costs, net of insurance recoveries, which is adjusted in our Events, Experiences & Rights segment profitability measure.

(8)

For the three months ended June 30, 2021, other costs were comprised primarily of approximately $29 million related to a loss on debt extinguishment, which related to Corporate, and a gain of approximately $2 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment.

For the three months ended June 30, 2020, other costs were comprised primarily of a gain of approximately $11 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment, and gains of approximately $9 million on foreign exchange transactions, which related to all of our segments and Corporate.

For the six months ended June 30, 2021, other costs were comprised primarily of approximately $29 million related to a loss on debt extinguishment, which related primarily to Corporate, and a loss of approximately $9 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment and approximately $2 million related to transaction costs associated with the repricing of the UFC Credit Facilities in our Owned Sports Properties segment.

For the six months ended June 30, 2020, other costs were comprised primarily of a gain of approximately $27 million related to the consolidation of a previously held equity interest in FC Diez Media, a gain of approximately $8 million associated with the deconsolidation of Asian Tour Media Pte. Ltd., a gain of approximately $13 million related to non-cash fair value adjustments of embedded foreign currency derivatives and an approximately $3 million increase related to purchase price adjustments to deferred revenue and ticket inventory at On Location, all of which related primarily to our Events, Experiences & Rights segment, and gains of approximately $1 million on foreign exchange transactions, which related to all of our segments and Corporate.

(9)	Reflects the tax impacts with respect to each adjustment noted above by applying the annual effective tax rate, as applicable.

(10)

Such items for the three and six months ended June 30, 2021 includes $7.4 million of deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO and tax expense of $10.2 million related to a change in tax rate in the United Kingdom. Such items for the six months ended June 30, 2020 relate to a $32.3 million tax expense recorded as a result of acquisitions and subsequent tax restructurings.

(11)	Reflects the share of the adjustments noted above that are allocated to our non-controlling interests, net of tax.

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

Debt facilities

As of June 30, 2021, we had an aggregate of $5.1 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the “Credit Facilities”) and UFC Holdings, LLC’s term loan and revolving credit facilities (the “UFC Credit Facilities” and, collectively with the Credit Facilities, the “Senior Credit Facilities”). As of June 30, 2021 we had available borrowing capacity of approximately $370 million under the Senior Credit Facilities.

Credit Facilities

As of June 30, 2021, we have borrowed an aggregate of $2.8 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the “ABR”) plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2020, we issued $260.0 million as a separate tranche of term loans, which accrued interest at a rate equal to adjusted LIBOR plus 8.50%, with a LIBOR floor of 1.00%. On June 29, 2021, we repaid the outstanding principal of $256.7 million as well as associated fees and expenses incurred due to early redemption of $28.6 million.

On May 20, 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. As of June 30, 2021, approximately 54% of our Term Loans is hedged. See Note 11, “Debt”, to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of June 30, 2021, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. On June 29, 2021, we repaid $163.1 million under the revolving credit facility. As of June 30, 2021, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $25.3 million. The revolving facility matures on May 18, 2023.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on June 30, 2021, as we had no borrowing outstanding under the revolving credit facility.

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

UFC Credit Facilities

As of June 30, 2021, we have borrowed an aggregate of $2.3 billion of first lien term loans under the UFC Credit Facilities. Following a repricing under the UFC Credit Facilities in January 2021, borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 11, “Debt,” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of June 30, 2021, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt. On June 29, 2021, we repaid $180.2 million of first lien term loans under the UFC Credit Facilities.

The UFC Credit Facilities also include a revolving credit facility, which had $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of June 30, 2021, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. The revolving facility under the UFC Credit Facilities matures on April 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on June 30, 2021, as we had no borrowings outstanding under this revolving credit facility.

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

Restrictions on dividends

Both the Credit Facilities and the UFC Credit Facilities contain restrictions on our ability to make distributions and other payments from the respective credit groups and which therefore limit our ability to receive cash from our operating units to make dividends to the holders of Class A common stock. These restrictions on dividends include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket, as defined in each of the Credit Facilities and the UFC Credit Facilities.

Other debt

As of June 30, 2021, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to Endeavor Content and On Location, with total committed amounts of $400.7 million, of which $239.1 million was outstanding and $33.9 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2023 and 2025, bearing interest at rates ranging from 1.75% to 2.75%.

Other debt includes our Endeavor Content facility (the “Endeavor Content Facility,” which is an asset-based facility (“ABL”) used to fund television and film production). As of June 30, 2021, our Endeavor Content Facility had total capacity of $325.0 million, and we had $209.6 million borrowed. Our ability to borrow under the facility depends on there being sufficient borrowing base capacity, which in turn depends on the number and size of productions we are engaged in and the value of future receipts for the productions. The amounts borrowed under the facility will increase if we enter into additional productions, or decrease if we reduce our production activity. The Endeavor Content Facility matures on March 31, 2025. In July 2021, the capacity under the Endeavor Content Facility was increased from $325.0 million to $430.0 million.

Other debt also includes our On Location revolving credit agreement, which has $20.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the “OL Credit Facility”). As of June 30, 2021, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on February 27, 2025. In August, On Location increased its borrowing capacity under its revolving credit agreement from $20.0 million to $42.9 million.

Both the Endeavor Content Facility and the OL Credit Facility contain restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
(in thousands)	2021	2020
Net loss, adjusted for non-cash items	$275,246	$52,768
Changes in working capital	103,837	266,656
Changes in non-current assets and liabilities	(501,282)	(117,519)

Net cash (used in) provided by operating activities	$(122,199)	$201,905
Net cash used in investing activities	$(372,565)	$(290,681)
Net cash provided by financing activities	$397,498	$550,673

Operating activities changed from $201.9 million of cash provided in the six months ended June 30, 2020 to $122.2 million of cash used in the six months ended June 30, 2021. Cash used in the six months ended June 30, 2021 primarily represents an increase in other assets of $490.7 million from additional investments in Endeavor Content film assets and an increase in accounts receivable of $141.8 million from the gradual recovery from COVID-19. Cash provided in the six months ended June 30, 2020 primarily represents a decrease in accounts receivable and deferred costs of $247.1 million and $104.2 million due to the adverse impact from COVID-19 resulting in changes to the timing of collections and payments from modified event and media rights schedules.

Investing activities changed from $290.7 million of cash used in the six months ended June 30, 2020 to $372.6 million of cash used in the six months ended June 30, 2021. Cash used in the six months ended June 30, 2021 primarily reflects payments for acquisitions of businesses, primarily for NCSA and FlightScope, of $255.6 million and investments in non-controlled affiliates, primarily Learfield IMG College, of $114.0 million. Cash used in the six months ended June 30, 2020 primarily reflects payments for acquisitions of businesses, primarily On Location, of $309.8 million, capital expenditures of $40.8 million and investments in non-controlled affiliates of $21.1 million.

Financing activities changed from $550.7 million of cash provided in the six months ended June 30, 2020 to $397.5 million of cash provided in the six months ended June 30, 2021. Cash provided in the six months ended June 30, 2021 primarily reflects proceeds from equity offering, net of underwriting discounts, primarily from the IPO and private placements, of $1,886.6 million partially offset by $835.7 million used for the UFC Buyout and net payments on debt of $631.5 million. Cash provided in the six months ended June 30, 2020 primarily reflects net proceeds from debt of $644.6 million partially offset by distributions of $69.6 million primarily made by UFC.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, which includes proceeds received from our initial public offering and the private placements completed in May 2021, (2) cash flows from operations, and (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein). Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service for at least the next 12 months. However, the ongoing COVID-19 pandemic has had and continues to have a significant impact on cash flows from operations. We expect that the impact of COVID-19 on revenue and cash flows will vary, but will generally depend on the duration of the pandemic, the extent and effectiveness of mass vaccinations, emerging variants of the virus, additional actions that may be taken by governmental authorities, changes in consumer preferences towards our business and the industries in which we operate and additional postponements or cancellation of live sporting events and other in person events.

Our cash and cash equivalents consist primarily of cash on deposit with banks and liquid investments in money market funds. As of June 30, 2021, cash and cash equivalents totaled $869.8 million, including cash held at non-wholly owned consolidated subsidiaries where cash distributions may be subject to restriction under applicable operating agreements or debt agreements and, due to such restrictions, may not be readily available to service obligations outside of those subsidiaries. These balances, which primarily consist of Endeavor China and On Location were $75 million as of June 30, 2021.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions and settle acquisition earn-outs from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreement, (7) pay income taxes, (8) repurchase employee equity (9) make distributions to members and stockholders and (10) reduce our outstanding indebtedness under our Senior Credit Facilities.

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

Tax Receivable Agreement

Generally, we are required under the tax receivable agreement to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. The first payment would be due after the filing of our tax return for the year ending December 31, 2021, which is due April 15, 2022, but the due date can be extended until October 15, 2022. Payments under the tax receivable agreement will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

Under the tax receivable agreement, as a result of certain types of transactions or occurrences, including a transaction resulting in a change of control or a material breach of our obligations under the tax receivable agreement, we may also be required to make payments to the TRA Holders in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreement. If the payments under the tax receivable agreement are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreement as a result of having insufficient funds (including because our credit agreements restrict the ability of our subsidiaries to make distributions to us) such payments will generally be deferred and will accrue interest until paid.

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Policies and Estimates” in the Prospectus. During the six months ended June 30, 2021, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our unaudited consolidated financial statements except for those described under “Contractual Obligations, Commitments and Contingencies” below.

Contractual Obligations, Commitments and Contingencies

As described in Note 19 to our unaudited consolidated financial statements, during 2021, we entered into new arrangements increasing our purchase/guarantee agreements by $1.3 billion, which will be due in 2021 through 2028. There have been no other material changes to our contractual obligations disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $1.5 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant, a 1% increase in the effective interest rates would have increased our interest expense by $39 million for the six months ended June 30, 2021.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the six months ended June 30, 2021, revenues would have decreased by approximately $75.7 million and operating income would have improved by approximately $7.6 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 19 to our unaudited consolidated financial statements elsewhere in this Quarterly Report.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, which risk factors are incorporated herein by reference, as supplemented by the risk factor below. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with the IPO, we entered into a subscription agreement whereby we sold 75,584,747 shares of our Class A common stock. These shares of Class A common stock have been registered under a Registration Statement on Form S-1 (File No. 333-257270), which has been declared effective by the SEC. The sale or possibility of the sale of shares pursuant to the aforementioned registration statement could have the effect of increasing the volatility in the market price of our Class A common stock or decreasing the market price itself.

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

Endeavor Operating Company used the remaining $1,051.3 million of the net proceeds contributed to it from our IPO and the concurrent private placements (as described below) for the repayment of debt ($629 million, including early redemption fees), acquisitions and investments ($304 million) and the remainder for general corporate purposes. Accordingly, as of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from the IPO.

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

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

1.1#	Transaction Agreement dated as of February 16, 2021, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., and the other parties named therein.	S-1/A	333-254908	1.2	04/20/2021

1.2	Amendment No. 1 to Transaction Agreement, dated as of April 19, 2021, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., and the other parties named therein	S-1/A	333-254908	1.3	04/20/2021

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	06/02/2021

4.1	Specimen Stock Certificate	S-1/A	333-254908	4.1	03/31/2021

10.1#	Amendment No. 9, dated as of April 19, 2021, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1/A	333-254908	10.10	04/20/2021

10.2	Stockholders Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders named therein.	10-Q	001-40373	10.3	06/02/2021

10.3	Registration Rights Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders party thereto.	10-Q	001-40373	10.4	06/02/2021

10.4	Tax Receivable Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the Post-IPO TRA Holders.	10-Q	001-40373	10.5	06/02/2021

10.5	Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021.	10-Q	001-40373	10.6	06/02/2021

10.6	Amended and Restated Limited Liability Company Agreement of Endeavor Manager, LLC., dated as April 28, 2021.	10-Q	001-40373	10.7	06/02/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.7	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated April 19, 2021.	10-Q	001-40373	10.13	06/02/2021

10.8	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated April 19, 2021.	10-Q	001-40373	10.14	06/02/2021

10.9	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021.	10-Q	001-40373	10.15	06/02/2021

10.10	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Christian Muirhead, dated April 19, 2021.	10-Q	001-40373	10.16	06/02/2021

10.11	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Jason Lublin, WME Iris Management Holdco II, LLC, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.17	06/02/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.16	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Mark Shapiro, WME Iris Management Holdco, LLC, WME Iris Management Holdco II, LLC and WME Iris Management IV Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.18	06/02/2021

10.17	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Seth Krauss, WME Iris Management Holdco, LLC, WME Iris Management IV Holdco, LLC and WME Iris Management V Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.19	06/02/2021

10.18	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Christian Muirhead, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.20	06/02/2021

10.19	Time-Vesting and Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.24	06/02/2021

10.20	Time-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.25	06/02/2021

10.21	Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Patrick Whitesell and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.26	06/02/2021

10.22	Zuffa Future Incentive Unit Cancellation Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.27	06/02/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.23	Future Incentive Unit Cancellation Agreement, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc. and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.28	06/02/2021

10.24	Amendment No. 1, dated August 12, 2021 to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

99.1	Temporary Hardship Exemption					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)