Form 10-Q/A
period 2021-06-30
Endeavor Group Holdings, Inc.
filed 2021-08-17
CIK 1766363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
9601 Wilshire Boulevard, 3
rd
Floor
Beverly Hills, CA
9021
0
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
of the Exchange Act).    Yes  ☐    No  ☒
As of
July 31
, 2021, there were 261,483,029

shares of the registrant’s Class A common stock outstanding, 188,001,676 shares of the registrant’s Class X common stock outstanding and 238,154,296 shares of the registrant’s Class Y common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) of Endeavor Group Holdings, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Original Filing”) which was filed with the Securities and Exchange Commission on August 16, 2021. The Company is filing this Amendment to file Exhibits 101 and 104 relating to inline XBRL requirements in accordance with Rule 405 of Regulation S-T, which had been omitted from the Original Filing on the basis of the temporary hardship exemption set forth in Rule 201 of Regulation S-T.
Additionally, in connection with the filing of this Amendment, the Company is including updated certifications from its chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
This Amendment does not reflect events occurring after the Original Filing. Except for the items described above, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

Part I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q/A
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

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,111,272	$462,914	$2,180,854	$1,653,311
Operating expenses:
Direct operating costs	570,955	172,643	1,117,347	853,927
Selling, general and administrative expenses	785,101	302,047	1,166,214	691,018
Insurance recoveries	(10,210)	(16,841)	(29,867)	(33,960)
Depreciation and amortization	69,161	84,751	136,397	165,198
Impairment charges	3,770	172,232	3,770	175,282

Total operating expenses	1,418,777	714,832	2,393,861	1,851,465

Operating loss	(307,505)	(251,918)	(213,007)	(198,154)
Other (expense) income:
Interest expense, net	(83,836)	(71,693)	(152,187)	(141,677)
Loss on extinguishment of debt	(28,628)	—	(28,628)	—
Other income, net	7,933	21,810	4,718	47,167

Loss before income taxes and equity losses of affiliates	(412,036)	(301,801)	(389,104)	(292,664)
Provision for (benefit from) income taxes	60,918	(4,049)	66,003	44,555

Loss before equity losses of affiliates	(472,954)	(297,752)	(455,107)	(337,219)
Equity losses of affiliates, net of tax	(43,813)	(198,013)	(59,284)	(209,807)

Net loss	(516,767)	(495,765)	(514,391)	(547,026)
Less: Net loss attributable to non-controlling interests	(190,354)	(29,211)	(163,108)	(25,516)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	(6,816)	(466,554)	(31,686)	(521,510)

Net loss attributable to Endeavor Group Holdings, Inc.	$(319,597)	$—	$(319,597)	$—

Basic and diluted loss per share of Class A common stock (1)	$(1.24)	N/A	$(1.24)	N/A

Weighted average number of shares used in computing basic and diluted loss per share	258,266,323	N/A	258,266,323	N/A

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

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(516,767)	$(495,765)	$(514,391)	$(547,026)

Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gain s ( losses ) on forward foreign exchange contracts	1,570	988	212	(2,124)
Reclassification of losses to net loss for forward foreign exchange contracts	7	—	7	—
Unrealized (losses) gains on interest rate swaps	(1,802)	(12,465)	13,274	(92,464)
Reclassification of losses to net income (loss) for interest rate swaps	7,552	5,483	14,936	6,912
Foreign currency translation adjustments	2,170	3,022	(2,380)	(11,460)
Reclassification of loss to net income (loss) for business divestiture	—	—	—	4,231

Total comprehensive loss, net of tax	(507,270)	(498,737)	(488,342)	(641,931)
Less: Comprehensive loss attributable to non-controlling interests	(187,871)	(29,211)	(160,625)	(25,516)
Less: Comprehensive loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	(3,703)	(469,526)	(12,021)	(616,415)

Comprehensive loss attributable to Endeavor Group Holdings, Inc.	$(315,696)	$—	$(315,696)	$—

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Redeemable Non- controlling	Redeemable	Members’	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Attributable to Endeavor Group Holdings, Inc./	Nonredeemable Non- controlling	Total Shareholders’/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Loss	Members’ Equity	Interests	Members’ Equity
Balance at April 1, 2021	$168,773	$22,519	$447,320	—	$—	—	$—	—	$—	$—	$—	$(174,234)	$273,086	$709,907	$982,993
Comprehensive (loss) income prior to Reorganization and IPO	(2,013)	—	(6,816)	—	—	—	—	—	—	—	—	3,113	(3,703)	13,515	9,812
Equity-based compensation expense prior to Reorganization and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	1,630	1,630
Distributions prior to Reorganization and IPO	—	—	473	—	—	—	—	—	—	—	—	—	473	(279)	194
Effect of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	—	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters’ option, and Private Placement, net of underwriting discounts	—	—	—	81,873,497	1	—	—	—	—	1,886,642	—	—	1,886,643	—	1,886,643
Use of proceeds, including the UFC Buyout	—	—	—	42,400,877	—	67,910,105	—	70,946,270	—	(702,698)	—	(11,955)	(714,653)	(120,386)	(835,039)
Comprehensive (loss) income subsequent to Reorganization and IPO	(1,694)	—	—	—	—	—	—	—	—	—	(319,597)	3,901	(315,696)	(197,679)	(513,375)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	158,846	—	—	158,846	276,864	435,710
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	1,880,196	—	(1,851,331)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vested RSUs subsequent to Reorganization and IPO	—	—	—	1,504,547	—	—	—	—	—	—	—	—	—	—	—
Contributed capital subsequent to Reorganization and IPO	5,400	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	(95)	—	—	(95)	—	(95)
Accretion of redeemable non-controlling interests subsequent to Reorganization and IPO	867	—	—	—	—	—	—	—	—	(867)	—	—	(867)	—	(867)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,078	—	—	—	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	—	—	5,027	—	—	5,027	(5,027)	—
Establishment of tax receivable agreements liability	—	—	—	—						(32,081)	—	—	(32,081)	—	(32,081)

Balance at June 30, 2021	$179,140	$—	$—	261,371,683	$2	188,080,383	$1	238,154,296	$2	$1,556,791	$(319,597)	$(98,530)	$1,138,669	$811,568	$1,950,237

	Six Months Ended June 30, 2021
	Redeemable Non- controlling	Redeemable	Members’	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity Attributable to Endeavor Group Holdings, Inc./	Nonredeemable Non- controlling	Total Shareholders’/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	(Loss) Income	Members’ Equity	Interests	Members’ Equity
Balance at January 1, 2021	$168,254	$22,519	$468,633	—	$—	—	$—	—	$—	$—	$—	$(190,786)	$277,847	$686,129	$963,976
Comprehensive (loss) income prior to Reorganization and IPO	(4,111)	—	(31,686)	—	—	—	—	—	—	—	—	19,665	(12,021)	42,859	30,838
Equity-based compensation expense prior to Reorganization and IPO	—	—	3,444	—	—	—	—	—	—	—	—	—	3,444	7,636	11,080
Distributions prior to Reorganization and IPO	—	—	(245)	—	—	—	—	—	—	—	—	—	(245)	(8,403)	(8,648)
Accretion of redeemable non-controlling interests prior to Reorganization and IPO	(271)	—	271	—	—	—	—	—	—	—	—	—	271	—	271
Establishment of non-controlling interests prior to Reorganization and IPO	2,888	—	560	—	—	—	—	—	—	—	—	—	560	(3,448)	(2,888)
Effect of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	—	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters’ option, and Private Placement, net of underwriting discounts	—	—	—	81,873,497	1	—	—	—	—	1,886,642	—	—	1,886,643	—	1,886,643
Use of proceeds, including the UFC Buyout	—	—	—	42,400,877	—	67,910,105	—	70,946,270	—	(702,698)	—	(11,955)	(714,653)	(120,386)	(835,039)
Comprehensive (loss) income subsequent to Reorganization and IPO	(1,694)	—	—	—	—	—	—	—	—		(319,597)	3,901	(315,696)	(197,679)	(513,375)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	158,846	—	—	158,846	276,864	435,710
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	1,880,196	—	(1,851,331)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock for vested RSUs subsequent to Reorganization and IPO	—	—	—	1,504,547	—	—	—	—	—	—	—	—	—	—	—
Contributed capital subsequent to Reorganization and IPO	5,400	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	(95)	—	—	(95)	—	(95)
Accretion of redeemable non-controlling interests subsequent to Reorganization and IPO	867	—	—	—	—	—	—	—	—	(867)	—	—	(867)	—	(867)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,078	—	—	—	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	—	—	5,027	—	—	5,027	(5,027)	—
Establishment of t ax receivable agreements liability	—	—	—	—						(32,081)	—	—	(32,081)	—	(32,081)

Balance at June 30, 2021	$179,140	$—	$—	261,371,683	$2	188,080,383	$1	238,154,296	$2	$1,556,791	$(319,597)	$(98,530)	$1,138,669	$811,568	$1,950,237

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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06
, Debt—Debt with Conversion and Other Options (Subtopic
470-20)
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
In March 2020, the FASB issued ASU
2020-04,
 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. This ASU provides optional expedients and exceptions for applying
GAAP
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
While activity has resumed in certain of our businesses and restrictions have been lessened or lifted, restrictions impacting certain of our businesses remain in effect in locations where we are operating and could in the future be reduced or increased, or removed or reinstated. The Company’s events, experiences and experiential marketing businesses primarily generate their revenue from live events and many events remain cancelled, and where live events are able to take place, attendance may
be at reduced levels. Overall, the Company expects a recovery in 2021 to be gradual due to general uncertainty surrounding
COVID-19
 and recently emerged variants
.

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
2021 ACQUISITIONS
FlightScope and Next College Student Athlete
In April 2021, the Company acquired the issued and outstanding equity interests of EDH Tennis Limited, the holding company of FlightScope Services sp. z o.o., comprising the services business of FlightScope (collectively, “FlightScope”). FlightScope is a data collection, audio-visual production and tracking technology specialist for golf and tennis events. In June 2021, the Company acquired the Path-to-College business
of Reigning Champs, LLC, whose primary business is Next College Student Athlete (collectively, with the other acquired Path-to-College businesses, “NCSA”). NCSA consists of companies that offer recruiting and admissions services and related software products to high school student athletes, as well as college athletic departments and admissions officers. The combined aggregate purchase price for these two acquisitions was
 $
232.6
 million
.
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
2020 ACQUISITIONS
On Location Events, LLC
In January 2020, the Company acquired On Location Events, LLC, dba On Location Experiences (“OLE”) for total consideration of $441.1 million consisting of cash consideration of $366.4 million; rollover equity, representing 13.5% of the equity interest of OLE, valued at $65.2 million and a contingent premium payment, as discussed below, valued at $9.5 million. The rollover equity is held by 32 Equity, LLC (“32 Equity”), the strategic investment firm affiliated with the National Football League (“NFL”). OLE is party to a Commercial License Agreement (“CLA”) with NFL
Properties
, LLC, an affiliate of the NFL, which provides OLE with the right to operate as the official hospitality partner of the NFL.

As part of the acquisition, the Company entered into an Amended and Restated Limited Liability Company Agreement of OLE’s parent entity, Endeavor OLE Parent, LLC (“OLE Parent”), with 32 Equity. The terms of the agreement provide 32 Equity with certain call rights to acquire additional common units in OLE Parent and liquidity rights. At any time on or prior to April 1, 2022, 32 Equity has the right to purchase that amount of additional common units of OLE Parent from the Company that would result in 32 Equity having an aggregate ownership percentage interest in OLE Parent of 32%, at a price
per unit equal to the original acquisition price of its rollover equity. Between April 1, 2022 and April 1, 2024, 32 Equity has an additional right to purchase that amount of additional common units of OLE Parent from the Company that would result in 32 Equity having an aggregate percentage interest in OLE Parent equal to 44.9% at a price per unit equal to the greater of the original acquisition price of its rollover equity and an amount based on a 15x EBITDA multiple of OLE Parent. The agreement also provides 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the CLA or its option on or after January 2, 2025 (the “Lockup Period”). The Company also has certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event aforementioned put rights are not exercised. The put/call price is an amount equal to fair market value and the exercise of these put/call rights may give rise to an obligatio
n

of the Company to make a premium payment to 32 Equity in certain circumstances. At any time following the Lockup Period, 32 Equity will be entitled to a $41.0 million premium payment from the Company if both (i) 32 Equity or the Company exercise the put/call rights described above or there is a sale or IPO of OLE Parent and (ii) certain performance metrics based on average OLE gross profit or NFL related business gross profit are achieved. The $
41.0
 million premium payment will also be payable if, prior to January 2, 2026, a sale or IPO of OLE Parent occurs or if 32 Equity exercises its put rights following a termination of the CLA due to an OLE event of default (in which case the $
41.0
 million premium payment may be subject to proration).
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

Amortization of content costs was $62.6 million and $9.2 million for the three months ended June 30, 2021 and 2020, respectively. Of the $62.
6
 million for the three months ended June 30, 2021, $60.2 million was monetized on a title-by-title
basis and $2.4

million was monetized as a film group. Of the $9.2 million for the three months ended June 30, 2020, $7.4 million was monetized on a title-by-title
basis and $1.8 million was monetized as a film group.
Amortization of content costs was $73.3 million and $25.1 million for the six months ended June 30, 2021 and 2020, respectively. Of the $73.
3
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
During the six months ended June 30, 2020, the Company performed an interim impairment review due to the impact of the
COVID-19
pandemic on the Company’s business. As a result of the interim impairment test, the Company recorded total non-cash
impairment charges of $137.3 million for goodwill and $38.0 million for intangible assets driven by lower projections. Of these charges, all of the goodwill and $31.8 million of the intangible assets were recorded within
the Company’s Events, Experiences & Rights segment and $6.2 million of the intangible assets was recorded to the Company’s Representation segment. The Company determines the fair value of each reporting unit based on discounted cash flows using an applicable discount rate for each reporting unit. Intangible assets were value
d
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
In June 2021, the Company acquired additional common units in Learfield IMG College for $107.4 million in cash
, which increased the Company’s ownership in Learfield IMG College to approximately 42.3%. This investment continues to be accounted for under the equity method of accounting. The Company’s share of the net loss of Learfield IMG College for the six months ended June 30, 2021 was $61.5 million and is recognized within equity losses of affiliates in the consolidated statement of operations.
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
of $1.4 million and $3.7 million
, respectively,
for its equity investments without readily determinable fair values. These impairment charges have been recorded in other income, net in the consolidated statements of operations. In May 2020, the Company sold approximately 90% of its ownership in one of its investments without readily determinable fair values for proceeds of $83.0 million. The Company recorded a loss of $3.0 million on this sale.
Equity Investments with Readily Determinable Fair Values
As of June 30, 2021, the Company
had
two investments in publicly traded companies. During the three months ended June 30, 2021, the Company sold no investments in publicly traded companies. During the six months ended June 30, 2021, the
C
ompany sold two investments in publicly traded companies for total net proceeds of $11.5 million. As of June 30, 2021 and December 31, 2020, the Company’s equity investments with readily determinable fair values were valued at $0.9 million and $7.0 million, respectively. For the three and six months ended June 30, 2021 and 20
20
, the Company recorded gains of none, $5.2 million, $1.4 million and $0.9 million, respectively, due to the change in fair value in other income, net in the consolidated statements of operations. See Note 10 for additional information regarding fair value measurements for these equity investments.

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
The fair value hierarchy is composed of the following three categories:
Level
 1
—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level
 2
—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level
 3
—Inputs to the valuation methodology are unobservable and significant to the fair value measurements.
The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$869	$—	$—	$869
Forward foreign exchange contracts	—	598	—	598

Total	$869	$598	$—	$1,467

Liabilities:
Contingent consideration	$—	$—	$2 1,371	$21,371
Interest rate swaps	—	79,546	—	79,546
Forward foreign exchange contracts	—	10,966	—	10,966

Total	$—	$90,512	$21,371	$111,883

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$7,037	$—	$—	$7,037
Forward foreign exchange contracts	—	1,794	—	1,794

Total	$7,037	$1,794	$—	$8,831

Liabilities:
Contingent consideration	$—	$—	$9,026	$9,026
Interest rate swaps	—	107,909	—	107,909
Forward foreign exchange contracts	—	5,023	—	5,023

Total	$—	$112,932	$9,026	$121,958

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
 29
,
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
O
n June
 29
,
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
2014 Credit Facilities and Zuffa Credit Facilities
The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of June 30, 2021, EGH held cash of $76.4 million, accounts payable of $3.9 million and tax receivable agreements liability of $32.1 million
. As of December 31, 2020,
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
EGH and EOC have
no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to
EGH or EOC as of June 30, 2021 and December 31, 2020, respectively
.
As of June 30, 2021 and December 31, 2020, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.3 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are b
a
sed on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

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
The computation of earnings per share and weighted average shares of the Company’s common stock outstanding for the periods presented below:

Period Through May 1 - June 30, 2021
Basic and diluted net loss per share

Numerator
Consolidated Net Loss	$(518,352)
Net loss attributable to NCI (Endeavor Operating Company Unit)	(168,469)
Net loss attributable to NCI (Endeavor Manager LLC Manager Unit)	(30,285)

Net loss attributable to EGH common shareholders	$(319,597)

Denominator
Weighted average Class A Common Shares outstanding - Basic	258,266,323

Basic and diluted net loss per share	$(1.24)

Securities that are anti-dilutive this period
Stock Option s	3,196,364
Unvested RSUs	7,479,941
Manager LLC Units	24,722,425
EOC Common Units	141,245,780
EOC Profits Interest	15,256,825

15.	EQUITY BASED COMPENSATION
Conversion of
Pre-IPO
Profit Interests and Phantom Units
In connection with the closing of the IPO, the Company consummated certain
R
eorganization
T
ransactions, as described in further detail in Note 1. As part of such transactions, modifications of certain pre-IPO
equity-based awards were made primarily to remove certain forfeiture and discretionary call terms, which resulted in the Company recording additional equity-based compensation expense of
$251.9

million during the three and six months ended June 30, 2021.
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

2
5

The following table summarizes the RSU award activity for the six months ended June 30, 2021:

	Time Vested RSUs		Market / Market and Time Vested RSUs
	Units	Value *	Units	Value *
Outstanding at January 1, 2021	—	$—	—	$—
Granted	7,214,581	$30.51	3,117,354	28.08
Released	(728,103)	$30.81	(830,857)	29.03
Forfeited	(9,191)	$30.81	(3,907)	27.07

Outstanding at June 30, 2021	6,477,287	$30.48	2,282,590	27.74
Vested and releasable at June 30, 2021	1,279,936	$30.53	—	$—

*	Weighted average grant date fair value
The following table summarizes the stock options award activity for the six months ended June 30, 2021:

	Stock Options
	Options	Weighted Average Exercise Price

Outstanding at Janu a ry 1, 2021	—	$—
Granted	3,213,551	$24.00
Forfeited or expired	(17,187)	$24.00

Outstanding at June 30, 2021	3,196,364	$24.00
Vested and exercisable at June 30, 2021	563,367	$24.00

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

Stock Options
Risk-free i nterest r ate	1.02%
Expected v olatility	41.36%
Expected l ife (in years)	5.73
Expected d ividend y ield	0.00%
For the three and six months ended June 30, 2021, the Company recorded share-based compensation expense of $111.4 million
related to RSUs and stock options granted under the 2021 Plan, which is included within selling, general and administrative expenses in the consolidated statement
s
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

2
6

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
The performance-vesting RSUs awarded to the CEO and Executive Chairman of the Company (each a “Market-Based Incentive Award”) are accounted for under ASC 718 as equity-classified awards due to the fixed number of shares of the Company’s Class A common stock each of the CEO and the Executive Chairman will be eligible for upon the achievement of each respective threshold. Compensation cost for performance-based awards with a market condition is recognized regardless of the number of units that vest based on the market condition and is recognized on a straight-line basis over the estimated service period. Compensation expense is not reversed even if the market condition is not satisfied. The Company used a Monte Carlo simulation model to determine the fair value and the derived service periods of these Market-Based Incentive Awards
.
For the three and six months ended June 30, 2021, total equity-based compensation expense for these Market-Based Incentive Awards was $
23.5
million and the Company reclassified the $27.0 million of long term liabilities from the Future Incentive Awards to additional paid in capital. As of June 30, 2021, total unrecognized equity-based compensation related to these CEO and Executive Chairman Market-Based Incentive Awards was
$285.7

million, which is expected to be recognized over a weighted-average period of approximately
 2.57 years.

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

(
14.8%
)
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
Revenue

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Owned Sports Properties	$258,865	$152,239	$542,346	$384,406
Events, Experiences & Rights	528,672	119,834	1,068,282	788,610
Representation	328,232	192,840	577,141	485,574
Eliminations	(4,497)	(1,999)	(6,915)	(5,279)

Total consolidated revenue	$1,111,272	$462,914	$2,180,854	$1,653,311

Reconciliation of segment profitability

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Owned Sports Properties	$132,267	$65,502	$277,816	$167,796
Events, Experiences & Rights	36,800	(42,655)	75,850	26,468
Representation	61,685	52,036	123,168	120,649
Corporate	(62,704)	(29,046)	(109,320)	(83,538)

Adjusted EBITDA	168,048	45,837	367,514	231,375
Reconciling items:
Equity losses (income) losses of affiliates	1,158	1,759	(2,176)	1,797
Interest expense, net	(83,836)	(71,693)	(152,187)	(141,677)
Depreciation and amortization	(69,161)	(84,751)	(136,397)	(165,198)
Equity-based compensation expense	(387,017)	(9,204)	(403,508)	(16,975)
Merger, acquisition and earn-out costs	(14,199)	859	(25,184)	(9,303)
Certain legal costs	(574)	(3,357)	(4,526)	(6,159)
Restructuring, severance and impairment	(4,026)	(195,305)	(4,433)	(212,247)
Fair value adjustment - equity investments	5,905	(2,950)	13,704	(5,759)
COVID-19 related costs	—	(2,606)	—	(12,113)
Other	(28,334)	19,610	(41,911)	43,595

Loss before income taxes and equity losses of affiliate s	$(412,036)	$(301,801)	$(389,104)	$(292,664)

19.	COMMITMENTS AND CONTINGENCIES
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
Zuffa has five

related class-action lawsuits filed against it in the United States District Court for the Northern District of California (the “District Court”) between December 2014 and March 2015 by a total of eleven former UFC fighters. The complaints in the five lawsuits are substantially identical. Each alleges that Zuffa violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopolizing the alleged market for elite professional MMA Fighters’ services. Plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services and their intellectual property rights, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and injunctive relief. On December 14, 2020, the District Court orally indicated its intention to grant Plaintiffs’ motion to certify the Bout Class (comprised of fighters who participated in bouts from December 16, 2010 to June 30, 2017) and to deny Plaintiffs’ motion to certify the Identity Class (a purported class ba
s
ed upon the alleged expropriation and exploitation of fighter identities). The Company is awaiting the official written order from the judge and assuming he rules as previously indicated, then the Company will seek an appeal of this decision. On June 23, 2021, plaintiffs’ lawyers filed a new case against Zuffa and EGH alleging substantially similar claims
, but
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
 $4.7 million,
$0.1

million and $(2.4) million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three and six months ended June 30, 2021 and 2020, the

Company recognized revenue of $3.9 million,
 $6.5 milli
on,
$2.7 million

and $4.6 million, respectively, for production services provided to Euroleague as well as direct operating costs of $0.5 million,
 $2.3 million,
$(0.2) million

and $1.2

million
,
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
Endeavor
Operating Company used the remaining $1,051.3 million of the net proceeds contributed to it from our IPO and the concurrent private placements (as described below) for the repayment of debt ($629 million, including early redemption fees), acquisitions and investments ($304 million) and the remainder for general corporate purposes. Accordingly, as of the date of the Original Filing, we have used all of the net proceeds from the IPO.
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

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

1.1#	Transaction Agreement dated as of February 16, 2021, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., and the other parties named therein.	S-1/A	333-254908	1.2	04/20/2021

1.2	Amendment No. 1 to Transaction Agreement, dated as of April 19, 2021, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., and the other parties named therein	S-1/A	333-254908	1.3	04/20/2021

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	06/02/2021

4.1	Specimen Stock Certificate	S-1/A	333-254908	4.1	03/31/2021

10.1#	Amendment No. 9, dated as of April 19, 2021, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1/A	333-254908	10.10	04/20/2021

10.2	Stockholders Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders named therein.	10-Q	001-40373	10.3	06/02/2021

10.3	Registration Rights Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders party thereto.	10-Q	001-40373	10.4	06/02/2021

10.4	Tax Receivable Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the Post-IPO TRA Holders.	10-Q	001-40373	10.5	06/02/2021

10.5	Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021.	10-Q	001-40373	10.6	06/02/2021

10.6	Amended and Restated Limited Liability Company Agreement of Endeavor Manager, LLC., dated as April 28, 2021.	10-Q	001-40373	10.7	06/02/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.7	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated April 19, 2021.	10-Q	001-40373	10.13	06/02/2021

10.8	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated April 19, 2021.	10-Q	001-40373	10.14	06/02/2021

10.9	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021.	10-Q	001-40373	10.15	06/02/2021

10.10	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Christian Muirhead, dated April 19, 2021.	10-Q	001-40373	10.16	06/02/2021

10.11	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Jason Lublin, WME Iris Management Holdco II, LLC, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.17	06/02/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.16	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Mark Shapiro, WME Iris Management Holdco, LLC, WME Iris Management Holdco II, LLC and WME Iris Management IV Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.18	06/02/2021

10.17	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Seth Krauss, WME Iris Management Holdco, LLC, WME Iris Management IV Holdco, LLC and WME Iris Management V Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.19	06/02/2021

10.18	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Christian Muirhead, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.20	06/02/2021

10.19	Time-Vesting and Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.24	06/02/2021

10.20	Time-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.25	06/02/2021

10.21	Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Patrick Whitesell and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.26	06/02/2021

10.22	Zuffa Future Incentive Unit Cancellation Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.27	06/02/2021

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.23	Future Incentive Unit Cancellation Agreement, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc. and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.28	06/02/2021

10.24	Amendment No. 1, dated August 12, 2021 to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-40373	10.24	08/16/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: August 17, 2021	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2021	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)