Form 10-Q
period 2021-09-30
Endeavor Group Holdings, Inc.
filed 2021-11-15
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

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

As of November 5, 2021, there were 264,109,869 shares of the registrant’s Class A common stock outstanding, 187,258,129 shares of the registrant’s Class X common stock outstanding and 238,154,296 shares of the registrant’s Class Y common stock outstanding.

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

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms "aim," "anticipate," "believe," "could," "mission," “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “predict,” “potential,” “contemplate,” or, in each case, their negative, or other ,variations or comparable terminology and expressions. The forward-looking statements in this Quarterly Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:

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
•
risks related to tax matters;

•
risks related to our Class A common stock; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II, Item 1A., “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and in Amendment No.1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021.

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
•
“Endeavor Full Catch-Up Profits Units” refer to the Endeavor Profits Units that are designated as “catchup” units. Endeavor Full Catch- Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Full Catch-Up Profits Units were converted into Endeavor Operating Company Units.

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

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,028,709	$1,008,485
Restricted cash	250,021	181,848
Accounts receivable (net of allowance for doubtful accounts of $60,278 and $67,975, respectively)	639,429	445,778
Deferred costs	230,305	234,634
Assets held for sale	960,677	—
Other current assets	200,959	194,463
Total current assets	3,310,100	2,065,208
Property and equipment, net	598,433	613,139
Operating lease right-of-use assets	363,040	386,911
Intangible assets, net	1,554,108	1,595,468
Goodwill	4,415,891	4,181,179
Investments	285,842	251,078
Other assets	203,444	540,651
Total assets	$10,730,858	$9,633,634
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS'/MEMBERS' EQUITY
Current Liabilities:
Accounts payable	$556,179	$554,260
Accrued liabilities	503,953	322,749
Current portion of long-term debt	75,858	212,971
Current portion of operating lease liabilities	60,643	58,971
Deferred revenue	636,531	606,530
Deposits received on behalf of clients	235,308	176,572
Liabilities held for sale	548,846	—
Other current liabilities	89,805	65,025
Total current liabilities	2,707,123	1,997,078
Long-term debt	5,032,543	5,712,834
Long-term operating lease liabilities	364,608	395,331
Other long-term liabilities	371,902	373,642
Total liabilities	8,476,176	8,478,885
Commitments and contingencies (Note 20)
Redeemable non-controlling interests	208,890	168,254
Redeemable equity	—	22,519
Shareholders'/Members' Equity:
Class A common stock, $.00001 par value; 5,000,000,000 shares authorized; 261,970,674 shares issued and outstanding as of September 30, 2021	2	—
Class B common stock, $.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Class C common stock, $.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of September 30, 2021	—	—
Class X common stock, $.00001 par value; 5,000,000,000 shares authorized; 187,515,124 shares issued and outstanding as of September 30, 2021	1	—
Class Y common stock, $.00001 par value; 1,000,000,000 shares authorized; 238,154,296 shares issued and outstanding as of September 30, 2021	2	—
Additional paid-in capital	1,580,638	—
Accumulated deficit	(277,112)	—
Members' capital	-	468,633
Accumulated other comprehensive loss	(95,811)	(190,786)
Total Endeavor Group Holdings, Inc./Endeavor Operating Company, LLC shareholders'/members' equity	1,207,720	277,847
Nonredeemable non-controlling interests	838,072	686,129
Total shareholders'/members' equity	2,045,792	963,976
Total liabilities, redeemable interests and shareholders'/members' equity	$10,730,858	$9,633,634

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,391,303	$864,492	$3,572,157	$2,517,803
Operating expenses:
Direct operating costs	673,215	422,070	1,790,562	1,275,997
Selling, general and administrative expenses	520,626	318,933	1,686,840	1,009,951
Insurance recoveries	(12,233)	(19,563)	(42,100)	(53,523)
Depreciation and amortization	71,661	76,471	208,058	241,669
Impairment charges	754	—	4,524	175,282
Total operating expenses	1,254,023	797,911	3,647,884	2,649,376
Operating income (loss)	137,280	66,581	(75,727)	(131,573)
Other (expense) income:
Interest expense, net	(55,783)	(71,277)	(207,970)	(212,954)
Loss on extinguishment of debt	—	—	(28,628)	—
Other (expense) income, net	(7,719)	16,409	(3,001)	63,576
Income (loss) before income taxes and equity losses of affiliates	73,778	11,713	(315,326)	(280,951)
(Benefit from) provision for income taxes	(7,718)	(941)	58,285	43,614
Income (loss) before equity losses of affiliates	81,496	12,654	(373,611)	(324,565)
Equity losses of affiliates, net of tax	(17,883)	(34,473)	(77,167)	(244,280)
Net income (loss)	63,613	(21,819)	(450,778)	(568,845)
Less: Net income (loss) attributable to non-controlling interests	21,128	58,430	(141,980)	32,914
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(80,249)	(31,686)	(601,759)
Net income (loss) attributable to Endeavor Group Holdings, Inc.	$42,485	$—	$(277,112)	$—
Income (loss) per share of Class A common stock(1):
Basic	$0.16	N/A	$(1.07)	N/A
Diluted	$0.16	N/A	$(1.07)	N/A
Weighted average number of shares used in computing income (loss) per share:
Basic	262,891,070	N/A	261,048,116	N/A
Diluted	435,922,511	N/A	261,048,116	N/A

(1)
Basic and diluted income (loss) per share of Class A common stock is applicable only for the period from May 1, 2021 through September 30, 2021, which is the period following the initial public offering (“IPO”) and the related Reorganization Transactions (as defined in Note 1 to the unaudited consolidated financial statements). See Note 15 for the calculation of the numbers of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$63,613	$(21,819)	$(450,778)	$(568,845)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized (losses) gains on forward foreign exchange contracts	(628)	184	(416)	(1,940)
Reclassification of gains to net income (loss) for forward foreign exchange contracts	(1,475)	—	(1,468)	—
Unrealized (losses) gains on interest rate swaps	(41)	(719)	13,233	(93,183)
Reclassification of losses to net income (loss) for interest rate swaps	7,677	8,048	22,613	14,960
Foreign currency translation adjustments	(1,128)	6,488	(3,508)	(4,972)
Reclassification of loss to net income (loss) for business divestiture	—	—	—	4,231
Total comprehensive income (loss), net of tax	68,018	(7,818)	(420,324)	(649,749)
Less: Comprehensive income (loss) attributable to non-controlling interests	22,814	58,430	(137,811)	32,914
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(66,248)	(12,021)	(682,663)
Comprehensive income (loss) attributable to Endeavor Group Holdings, Inc.	$45,204	$—	$(270,492)	$—

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30, 2021
													Total Shareholders'
												Accumulated	Equity Attributable
	Redeemable									Additional		Other	to Endeavor Group	Nonredeemable	Total
	Non-controlling	Redeemable	Members'	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	Holdings, Inc./	Non-controlling	Shareholders'/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Members' Equity	Interests	Members' Equity
Balance at July 1, 2021	$179,140	$-	$-	261,371,683	$2	188,080,383	$1	238,154,296	$2	$1,556,791	$(319,597)	$(98,530)	$1,138,669	$811,568	$1,950,237
Comprehensive (loss) income subsequent to Reorganization and IPO	(4,114)	-	-	-	-	-	-	-	-	-	42,485	2,719	45,204	26,928	72,132
Equity-based compensation subsequent to Reorganization and IPO	-	-	-	-	-	-	-	-	-	55,174	-	-	55,174	5,048	60,222
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	-	-	-	545,951	-	(565,259)	-	-	-	-	-	-	-	-	-
Issuance of Class A common stock due to vested RSUs subsequent to Reorganization and IPO	-	-	-	53,040	-	-	-	-	-	-	-	-	-	-	-
Distributions subsequent to Reorganization and IPO	-	-	-	-	-	-	-	-	-	95	-	-	95	(162)	(67)
Accretion of redeemable non- controlling interests subsequent to Reorganization and IPO	33,821	-	-	-	-	-	-	-	-	(33,821)	-	-	(33,821)	-	(33,821)
Establishment of non-controlling interests subsequent to Reorganization and IPO	43	-	-	-	-	-	-	-	-	-	-	-	-	(43)	(43)
Non-controlling interests for sale of businesses	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,868)	(2,868)
Equity reallocation between controlling and non-controlling interests	-	-	-	-	-	-	-	-	-	2,399	-	-	2,399	(2,399)	-
Balance at September 30, 2021	$208,890	$-	$-	261,970,674	$2	187,515,124	$1	238,154,296	$2	$1,580,638	$(277,112)	$(95,811)	$1,207,720	$838,072	$2,045,792

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2021
													Total Shareholders'
												Accumulated	Equity Attributable
	Redeemable									Additional		Other	to Endeavor Group	Nonredeemable	Total
	Non-controlling	Redeemable	Members'	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	Holdings, Inc./	Non-controlling	Shareholders'/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Members' Equity	Interests	Members' Equity
Balance at January 1, 2021	$168,254	$22,519	$468,633		$-		$-		$-	$-	$-	$(190,786)	$277,847	$686,129	$963,976
Comprehensive (loss) income prior to Reorganization and IPO	(4,111)	-	(31,686)	-	-	-	-	-	-	-	-	19,665	(12,021)	42,859	30,838
Equity-based compensation expense prior to Reorganization and IPO	-	-	3,444	-	-	-	-	-	-	-	-	-	3,444	7,636	11,080
Distributions prior to Reorganization and IPO	-	-	(245)	-	-	-	-	-	-	-	-	-	(245)	(8,403)	(8,648)
Accretion of redeemable non- controlling interests prior to Reorganization and IPO	(271)	-	271	-	-	-	-	-	-	-	-	-	271	-	271
Establishment of non-controlling interests prior to Reorganization and IPO	2,888	-	560	-	-	-	-	-	-	-	-	-	560	(3,448)	(2,888)
Effect of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	-	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters' option, and Private Placement, net of underwriting discounts	-	-	-	81,873,497	1	-	-	-	-	1,886,642	-	-	1,886,643	-	1,886,643
Use of proceeds, including the UFC Buyout	-	-	-	42,400,877	-	67,910,105	-	70,946,270	-	(702,698)	-	(11,955)	(714,653)	(120,386)	(835,039)
Comprehensive (loss) income subsequent to Reorganization and IPO	(5,808)	-	-	-	-	-	-	-	-	-	(277,112)	6,620	(270,492)	(170,751)	(441,243)
Equity-based compensation subsequent to Reorganization and IPO	-	-	-	-	-	-	-	-	-	214,020	-	-	214,020	281,912	495,932
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	-	-	-	2,426,147	-	(2,416,590)	-	-	-	-	-	-	-	-	-
Issuance of Class A common stock due to vested RSUs subsequent to Reorganization and IPO	-	-	-	1,557,587	-	-	-	-	-	-	-	-	-	-	-
Contributed capital subsequent to Reorganization and IPO	5,400	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions subsequent to Reorganization and IPO	-	-	-	-	-	-	-	-	-	-	-	-	-	(162)	(162)
Accretion of redeemable non- controlling interests subsequent to Reorganization and IPO	34,688	-	-	-	-	-	-	-	-	(34,688)	-	-	(34,688)	-	(34,688)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,121	-	-	-	-	-	-	-	-	-	-	-	-	(2,121)	(2,121)
Non-controlling interests for sale of businesses	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,868)	(2,868)
Equity reallocation between controlling and non-controlling interests	-	-	-	-	-	-	-	-	-	7,426	-	-	7,426	(7,426)	-
Establishment of tax receivable agreements liability	-	-	-	-	-	-	-	-	-	(32,081)	-	-	(32,081)	-	(32,081)
Balance at September 30, 2021	$208,890	$-	$-	261,970,674	$2	187,515,124	$1	238,154,296	$2	$1,580,638	$(277,112)	$(95,811)	$1,207,720	$838,072	$2,045,792

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2020
	Redeemable Non-controlling Interests	Redeemable Equity	Members' Capital	Accumulated Other Comprehensive (Loss) Income	Total Endeavor Operating Company, LLC Members' Equity	Nonredeemable Non-controlling Interests	Total Members' Equity
Balance at July 1, 2020	$175,304	$43,693	$549,420	$(220,309)	$329,111	$666,762	$995,873
Comprehensive (loss) income	(1,793)	—	(80,249)	14,001	(66,248)	60,223	(6,025)
Equity-based compensation expense	—	—	9,756	—	9,756	2,153	11,909
Distributions	—	—	(11,970)	—	(11,970)	(1,869)	(13,839)
Accretion of redeemable non-controlling interests	(2,180)	—	2,180	—	2,180	—	2,180
Redemption of units	—	—	(3,588)	—	(3,588)	—	(3,588)
Acquisition of non-controlling interests	—	—	(3,075)	—	(3,075)	1,075	(2,000)
Reclassification to redeemable equity	—	5,703	(5,703)	—	(5,703)	—	(5,703)
Balance at September 30, 2020	$171,331	$49,396	$456,771	$(206,308)	$250,463	$728,344	$978,807

	Nine Months Ended September 30, 2020
	Redeemable Non-controlling Interests	Redeemable Equity	Members' Capital	Accumulated Other Comprehensive (Loss) Income	Total Endeavor Operating Company, LLC Members' Equity	Nonredeemable Non-controlling Interests	Total Members' Equity
Balance at January 1, 2020	$136,809	$43,693	$1,038,678	$(125,404)	$913,274	$774,309	$1,687,583
Cumulative transition adjustment of ASU 2016-13 adoption	—	—	(1,803)	—	(1,803)	—	(1,803)
Comprehensive (loss) income	(20,401)	—	(601,759)	(80,904)	(682,663)	53,315	(629,348)
Equity-based compensation expense	—	—	18,922	—	18,922	7,965	26,887
Contributions	—	—	26,476	—	26,476	—	26,476
Distributions	—	—	(14,440)	—	(14,440)	(112,208)	(126,648)
Accretion of redeemable non-controlling interests	(10,281)	—	10,281	—	10,281	—	10,281
Redemption of units	—	—	(10,806)	—	(10,806)	—	(10,806)
Acquisition of non-controlling interests	65,204	—	(3,075)	—	(3,075)	6,710	3,635
Business deconsolidation	—	—	—	—	—	(1,747)	(1,747)
Reclassification to redeemable equity	—	5,703	(5,703)	—	(5,703)	—	(5,703)
Balance at September 30, 2020	$171,331	$49,396	$456,771	$(206,308)	$250,463	$728,344	$978,807

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,778)	$(568,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	208,058	241,669
Amortization and write-off of original issue discount and deferred financing cost	33,887	16,659
Loss on extinguishment of debt	28,628	—
Amortization of content costs	319,844	30,113
Impairment charges	4,524	175,282
Gain on sale/disposal of assets	(2,408)	(13,553)
Gain on business acquisition and deconsolidation	—	(30,999)
Equity-based compensation expense	464,393	37,577
Change in fair value of contingent liabilities	14,414	(7,019)
Change in fair value of equity investments with and without readily determinable fair value	(12,134)	4,163
Change in fair value of financial instruments	26,812	(7,469)
Equity losses from affiliates	77,167	244,280
Net (benefit) provision for allowance for doubtful accounts	(5,837)	27,915
Net loss on foreign currency transactions	6,156	2,175
Distributions from affiliates	3,881	6,188
Income taxes	26,048	24,028
Other, net	(1,431)	1,237
Changes in operating assets and liabilities - net of acquisitions:
(Increase)/decrease in receivables	(298,304)	263,759
Increase in other current assets	(48,510)	(23,438)
Increase in other assets	(699,667)	(159,477)
Decrease in deferred costs	6,883	41,401
Increase in deferred revenue	228,995	71,577
Increase/(decrease) in accounts payable and accrued liabilities	169,914	(126,917)
Increase/(decrease) in other liabilities	87,534	(144,346)
Net cash provided by operating activities	188,069	105,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(258,493)	(314,708)
Purchases of property and equipment	(40,974)	(59,904)
Proceeds from sale of assets	19,337	85,731
Investments in affiliates	(139,733)	(32,983)
Other, net	11,233	(1,979)
Net cash used in investing activities	(408,630)	(323,843)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	319,948	1,084,734
Payments on borrowings	(974,806)	(493,305)
Contributions	5,400	—
Distributions	(8,836)	(83,460)
Redemption of units	(16,147)	(16,113)
Proceeds from equity offering, net of underwriting discounts and offering expenses	1,886,643	—
Acquisition of non-controlling interests	(835,039)	—
Payments of contingent consideration related to acquisitions	(2,136)	(2,320)
Other, net	(3,972)	(16,231)
Net cash provided by financing activities	371,055	473,305
Less: Cash, cash equivalents and restricted cash classified within assets held for sale	(59,504)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,593)	(2,648)
Increase in cash, cash equivalents and restricted cash	88,397	252,774
Cash, cash equivalents and restricted cash at beginning of year	1,190,333	886,073
Cash, cash equivalents and restricted cash at end of period	$1,278,730	$1,138,847

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

• For certain pre-IPO investors, EGH issued shares of its Class A common stock, Class Y common stock and rights to receive payments under tax receivable agreements and for certain other pre-IPO investors, EGH issued shares of its Class A common stock as consideration for the acquisition of Endeavor Operating Company Units held by such pre-IPO investors;

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

Proceeds, after the UFC Buyout and payment of underwriting discounts and commissions and certain offering expenses, were contributed to Endeavor Manager in exchange for Endeavor Manager Units. Endeavor Manager then in turn contributed such net proceeds to Endeavor Operating Company in exchange for Endeavor Operating Company Units.

See Note 16 for the 2021 Incentive Award Plan, which became effective upon the IPO as well as for the equity-based compensation charges recorded from the impact of the IPO.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our prospectus dated April 28, 2021, filed with the SEC on April 30, 2021 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

During the fourth quarter of 2020, the Company concluded there was a revision required to the presentation of Zuffa Parent, LLC’s (“Zuffa”) distributions to Silver Lake and the related issuances of common stock units and the convertible promissory note by the Company in the consolidated statements of cash flows for the first three quarters of 2020. Such distributions and related issuances are described in Note 13. The Company originally reported these distributions and the related issuances as financing cash flows rather than correctly presenting them as non-cash financing activities in the supplemental cash flow disclosures. These items had no impact on the reported amount of net cash provided by financing activities for these periods. The Company has revised its statement of consolidated cash flows and the supplemental cash flow disclosures for the nine months ended September 30, 2020 to present these distributions and related issuances as non-cash activities.

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

The Company may be required to calculate basic EPS using the two-class method as a result of our redeemable non-controlling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net income available to common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to common stockholders (used to calculate EPS) is limited to any cumulative prior- period reductions. There was no impact to EPS for adjustments related to our redeemable non-controlling interests.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides guidance to help improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect on subsequent revenue recognized by the acquirer. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements but is expecting to early adopt in the fourth quarter 2021.

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

While activity has resumed in all of our businesses and restrictions have been lessened or lifted, restrictions could in the future be increased or reinstated. The Company’s events, experiences and experiential marketing businesses primarily generate their revenue from live events and some events remain cancelled, and where live events are able to take place, attendance may be at reduced levels. Overall, the Company expects the recovery will continue but will depend on the general uncertainty surrounding COVID-19.

The full magnitude the pandemic will have on the Company’s financial condition, liquidity and future results is uncertain and will depend on the duration of the pandemic, as well as the effectiveness of mass vaccinations and the impact of variants of the virus. Accordingly, the Company’s estimates regarding the magnitude and length of time that these disruptions could continue to have on its results of operations, cash flows and financial condition may change in the future, and such changes could be material. Additionally, changes to estimates related to the COVID-19 disruptions could result in other impacts, including but not limited to, additional goodwill, indefinite lived intangibles, long-lived assets and equity-method investment impairment charges, and increased valuation allowances for deferred tax assets. Such changes will be recognized in the period in which they occur.

Liquidity

The ongoing COVID-19 pandemic has had a significant impact on the Company’s cash flows from operations. The Company’s primary need for liquidity is to fund working capital requirements, debt service obligations, acquisitions and capital expenditures. As of September 30, 2021, cash and cash equivalents totaled $1,028.7 million, including cash held at non-wholly owned consolidated subsidiaries where cash distributions may be subject to restriction under applicable operating agreements or debt agreements and due to such restrictions, may not be readily available to service obligations outside of those subsidiaries. These balances, which primarily consist of Endeavor China and OLE, were $118.9 million as of September 30, 2021.

The Company believes that existing cash, cash generated from operations and available capacity for borrowings under its credit facilities will satisfy working capital requirements, capital expenditures, and debt service requirements for at least the succeeding year.

5.
ACQUISITIONS AND DECONSOLIDATION

2021 ACQUISITIONS

FlightScope, Next College Student Athlete and Mailman

In April 2021, the Company acquired the issued and outstanding equity interests of EDH Tennis Limited, the holding company of FlightScope Services sp. z o.o., comprising the services business of FlightScope (collectively, “FlightScope”). FlightScope is a data collection, audio-visual production and tracking technology specialist for golf and tennis events. In June 2021, the Company acquired the Path-to-College business of Reigning Champs, LLC, whose primary business is Next College Student Athlete (collectively, with the other acquired Path-to-College businesses, “NCSA”). NCSA consists of companies that offer recruiting and admissions services and related software products to high school student athletes, as well as college athletic departments and admissions officers. In July 2021, the Company acquired 100% of the equity interests of Wishstar Enterprises Limited, the holding company of multiple entities (collectively, "Mailman"). Mailman is a digital sports agency and consultancy serving global sports properties. The combined aggregate purchase price for these three acquisitions was $290.8 million.

The Company incurred $4.6 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for FlightScope and NCSA was assigned to the Events, Experiences & Rights segment and the goodwill for Mailman was assigned to the Representation and Events, Experiences & Rights segments. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for FlightScope, NCSA and Mailman is 4.4, 5.2 and 7.6 years, respectively.

The results of FlightScope, NCSA and Mailman have been included in the consolidated financial statements since the dates of acquisition. For the nine months ended September 30, 2021, FlightScope’s, NCSA’s and Mailman's consolidated revenue and net loss included in the consolidated statement of operations from the acquisition dates were $53.4 million and $2.6 million, respectively.

Preliminary Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	FlightScope	NCSA	Mailman
Cash and cash equivalents	$1,042	$3,655	$16,598
Accounts receivable	475	5,619	11,292
Deferred costs	94	1,096	476
Other current assets	1,640	10,238	1,713
Property and equipment	1,089	2,804	585
Right of use assets	1,272	4,951	359
Other assets	1,056	5,472	2,172
Intangible assets:
Trade names	—	21,100	800
Customer relationships	2,700	10,000	12,400
Internally developed software	15,400	37,100	—
Goodwill	33,550	193,030	21,350
Accounts payable and accrued expenses	(806)	(20,855)	(16,137)
Other current liabilities	(187)	(10,318)	(2,958)
Operating lease liability	(1,272)	(4,951)	(359)
Deferred revenue	(631)	(37,636)	(972)
Other liabilities	(4,334)	(24,508)	(4,445)
Net assets acquired	$51,088	$196,797	$42,874

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

The goodwill for the OLE acquisition was assigned to the Events, Experiences & Rights segment. Goodwill was primarily attributable to the go-to-market synergies expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired is 10.7 years.

Allocation of Purchase Price

The acquisition was accounted for as a business combination and the fair values of the assets acquired and the liabilities assumed in the business combination are as follows (in thousands):

OLE

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

6. HELD FOR SALE

In February 2021, the Company signed a new franchise agreement and side letter (the “Franchise Agreements”) directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”). These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. See Note 20 for additional information regarding the Franchise Agreements. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and due to the progression of the sale process determined that it met all of the criteria to be classified as held for sale as of September 30, 2021. The restricted Endeavor Content business is included in the Company's Representation segment. The major classes of assets and liabilities held for sale, respectively, in the consolidated balance as of September 30, 2021, were as follows (in thousands):

Cash and cash equivalents	$58,506
Restricted cash	998
Accounts receivable	125,600
Other current assets	35,531
Property and equipment	124
Operating lease right-of-use assets	136
Goodwill	10,808
Investments	14,682
Other assets	714,292
Total assets held for sale	$960,677
Accounts payable and accrued expenses	$34,517
Deposits received on behalf of clients	230
Deferred revenue	239,623
Other current liabilities	1,214
Debt	223,038
Operating lease liabilities	125
Other long-term liabilities	50,099
Total liabilities related to assets held for sale	$548,846

7. SUPPLEMENTARY DATA

Content Costs

The following table presents the Company’s unamortized content costs, including the components of content costs predominantly monetized on a title-by-title basis and as a film group (in thousands):

	September 30,	December 31,
	2021	2020
Licensed program rights, net of accumulated amortization	$15,724	$19,793
Produced programming:
Released, net of accumulated amortization	2,899	4,806
In production	8,218	314,214
In development	624	37,392
Total content costs	$27,465	$376,205

Content cost monetized on a title-by-title basis	$6,769	$358,207
Content cost monetized as a film group	20,696	17,998
Total content costs	$27,465	$376,205

Amortization of content costs was $246.5 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively. Of the $246.5 million for the three months ended September 30, 2021, $243.9 million was monetized on a title-by-title basis and $2.6 million was monetized as a film group. Of the $5.0 million for the three months ended September 30, 2020, $2.4 million was monetized on a title-by-title basis and $2.6 million was monetized as a film group. As of September 30, 2021, $583.9 million of content assets were classified as assets held for sale.

Amortization of content costs was $319.8 million and $30.1 million for the nine months ended September 30, 2021and 2020, respectively. Of the $319.8 million for the nine months ended September 30, 2021, $312.7 million was monetized on a title-by-title basis and $7.1 million was monetized as a film group. Of the $30.1 million for the nine months ended September 30, 2020, $24.0 million was monetized on a title-by-title basis and $6.1 million was monetized as a film group.

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2021	2020
Accrued operating expenses	$221,078	$155,142
Payroll, bonuses and benefits	225,436	100,630
Other	57,439	66,977
Total accrued liabilities	$503,953	$322,749

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged				Balance at
	Beginning	(Credited) to Costs		Foreign	Assets Held	End of
	of Year	and Expenses	Deductions	Exchange	for Sale	Period
Nine months ended September 30, 2021	$67,975	$3,461	$(9,298)	$(623)	$(1,237)	$60,278

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental information:
Cash paid for interest	$145,966	$183,694
Cash payments for income taxes	27,185	31,457
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$15,931	$2,745
Contingent consideration provided in connection with acquisitions	4,472	9,947
Accretion of redeemable non-controlling interests	34,417	(10,281)
Accrued redemption of units included in accrued liabilities and other current liabilities	—	17,396
Issuance of Class A Common Units	—	26,476
Issuance of promissory note	—	15,885
Establishment and acquisition of non-controlling interests	3,087,301	—
Establishment of tax receivable agreements liability	32,081	—

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2020	$2,674,038	$1,011,217	$495,924	$4,181,179
Acquisitions	—	238,385	15,134	253,519
Impairment	—	(1,979)	(2,545)	(4,524)
Assets held for sale	—	—	(10,808)	(10,808)
Foreign currency translation and other	—	(1,351)	(2,124)	(3,475)
Balance — September 30, 2021	$2,674,038	$1,246,272	$495,581	$4,415,891

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2021 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.3	$990,937	$(276,005)	$714,932
Customer and client relationships	6.7	1,336,213	(985,996)	350,217
Internally developed technology	3.9	118,828	(58,271)	60,557
Other	4.3	45,355	(45,109)	246
		2,491,333	(1,365,381)	1,125,952
Indefinite-lived:
Trade names		339,460	—	339,460
Owned events		88,696	—	88,696
Total intangible assets		$2,919,489	$(1,365,381)	$1,554,108

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2020 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.5	$970,595	$(232,158)	$738,437
Customer and client relationships	6.7	1,317,083	(907,889)	409,194
Internally developed technology	4.4	61,539	(46,126)	15,413
Other	4.3	45,317	(44,251)	1,066
		2,394,534	(1,230,424)	1,164,110
Indefinite-lived:
Trade names		341,272	—	341,272
Owned events		90,086	—	90,086
Total intangible assets		$2,825,892	$(1,230,424)	$1,595,468

Intangible asset amortization expense was $48.6 million and $55.3 million for the three months ended September 30, 2021 and 2020, respectively, and $141.0 million and $178.8 million for the nine months ended September 30, 2021and 2020, respectively.

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

9. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	September 30,	December 31,
	2021	2020
Equity method investments	$193,255	$177,663
Equity investments without readily determinable fair values	91,808	66,378
Equity investments with readily determinable fair values	779	7,037
Total investments	$285,842	$251,078

Equity Method Investments

As of September 30, 2021 and December 31, 2020, the Company held various investments in non-marketable equity instruments of private companies. As of September 30, 2021, the Company’s equity method investments are primarily comprised of Learfield IMG College and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 5% to 50% as of September 30, 2021.

As of September 30, 2021, the Company’s ownership in Learfield IMG College was approximately 42%. The Company’s share of the net loss of Learfield IMG College for the three and nine months ended September 30, 2021 was $14.8 million and $76.3 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations.

For the three and nine months ended September 30, 2020, the Company’s share of the net loss of Learfield IMG College was $31.4 million and $238.9 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations. The results of Learfield IMG College include a charge as a result of its annual goodwill and indefinite lived intangibles assets impairment test, primarily due to continued losses and the impact of COVID-19 on Learfield’s IMG College’s business. In addition, during the nine months ended September 30, 2020, the Company recorded total other-than-temporary impairment charges of $5.9 million for one of its other equity method investments, which has been recorded in equity losses of affiliates in the consolidated statement of operations.

Equity Investments without Readily Determinable Fair Values

As of September 30, 2021 and December 31, 2020, the Company held various investments in non-marketable equity instruments of private companies.

For each of the three and nine months ended September 30, 2021, the Company recorded an increase in fair value of $0.9 million for its equity investments without readily determinable fair values. For the three months ended September 30, 2021, the Company sold no investments. For the nine months ended September 30, 2021, the Company sold investments for net proceeds of $4.8 million and recorded related gains of $2.6 million.

For the three and nine months ended September 30, 2020, the Company recorded a net increase (decrease) of $1.3 million and $(2.4) million, respectively, for its equity investments without readily determinable fair values in other income (expense), net in the consolidated statements of operations. The net increase (decrease) recorded was due to observable price changes and impairment charges due to uncertainty in the investments’ ability to continue as a going concern.

Equity Investments with Readily Determinable Fair Values

As of September 30, 2021, the Company had two investments in publicly traded companies. During the three months ended September 30, 2021, the Company sold no investments in publicly traded companies. During the nine months ended September 30, 2021 , the Company sold two investments in publicly traded companies for total net proceeds of $11.5 million. As of September 30, 2021 and December 31, 2020, the Company’s equity investments with readily determinable fair values were valued at $0.8 million and $7.0 million, respectively. For the three and nine months ended September 30, 2021 and 2020, the Company recorded (losses) gains of $(0.1) million, $5.1 million, $0.3 million and $1.1 million, respectively, due to the change in fair value in other income, net in the consolidated statements of operations. See Note 11 for additional information regarding fair value measurements for these equity investments.

10. FINANCIAL INSTRUMENTS

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

As of September 30, 2021, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from September 30, 2021) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£ 24,500	in exchange for	$33,781	£ 0.73
Canadian Dollar (*)	C$ 35,717	in exchange for	$27,410	C$ 1.30
Swedish Krona	kr 4,500	in exchange for	$526	kr 8.56
Australian Dollar (*)	AUD$ 14,300	in exchange for	$10,639	AUD$ 1.34
Singapore Dollar	S$ 1,300	in exchange for	$960	S$ 1.35
(*) C$ 35,717 and AUD$ 14,300 of the outstanding forward foreign exchange contracts are related to assets held for sale as of September 30, 2021 (See Note 6).

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains (losses) in accumulated other comprehensive income (loss) of $(0.6) million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $(0.4) million and $(2.0) million for the nine months ended September 30, 2021and 2020, respectively. The Company reclassified a $1.5 million gain into net income (loss) for the three and nine months ended September 30, 2021. The Company did not reclassify any gains or losses into net loss for three and nine months ended September 30, 2020.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net gain (loss) of $0.6 million and $(0.6) million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $0.6 million for the nine months ended September 30, 2021and 2020, respectively, in other income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain (loss) of $(1.2) million and $(2.2) million for the three months ended September 30, 2021 and 2020, respectively, and $(10.4) million and $11.0 million for the nine months ended September 30, 2021and 2020, respectively, in other income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. For the three months ended September 30, 2021 and 2020, the Company recorded losses of $(0.1) million and $(0.7) million in accumulated other comprehensive income (loss) and reclassified losses of $(7.7) million and $(8.1) million into net income (loss), respectively. For the nine months ended September 30, 2021and 2020, the Company recorded gains (losses) of $13.2 million and $(93.2) million in accumulated other comprehensive income (loss) and reclassified gains (losses) of $(22.6) million and $15.0 million into net income (loss), respectively.
11. FAIR VALUE MEASUREMENTS

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	September 30, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$779	$—	$—	$779
Forward foreign exchange contracts	—	460	—	460
Total	$779	$460	$—	$1,239
Liabilities:
Contingent consideration	$—	$—	$25,421	$25,421
Interest rate swaps	—	71,834	—	71,834
Forward foreign exchange contracts	—	10,187	—	10,187
Total	$—	$82,021	$25,421	$107,442

	Fair Value Measurements as of
	December 31, 2020
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$7,037	$—	$—	$7,037
Forward foreign exchange contracts	—	1,794	—	1,794
Total	$7,037	$1,794	$—	$8,831
Liabilities:
Contingent consideration	$—	$—	$9,026	$9,026
Interest rate swaps	—	107,909	—	107,909
Forward foreign exchange contracts	—	5,023	—	5,023
Total	$—	$112,932	$9,026	$121,958

There have been no transfers of assets or liabilities between the fair value measurement classifications during the nine months ended September 30, 2021.

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

The changes in the fair value of contingent consideration were as follows (in thousands):

Nine Months Ended September 30,
2021
Balance at December 31, 2020	$9,026
Acquisitions	4,472
Payments	(2,491)
Change in fair value	14,414
Balance at September 30, 2021	$25,421

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 10). As of September 30, 2021 and December 31, 2020, the Company had $0.5 million and $1.8 million in other current assets, $0.2 million and none in assets held for sale, $3.2 million and $4.3 million in other current liabilities, $1.2 million and none in liabilities held for sale, and $6.9 million and $0.7 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 10). The fair value of the swaps was $71.8 million and $107.9 million as of September 30, 2021 and December 31, 2020, respectively, and was included in other long-term liabilities in the consolidated balance sheets.

12. DEBT

The following is a summary of outstanding debt (in thousands):

	September 30,	December 31,
	2021	2020
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,793,581	$3,074,230
Revolving Credit Facility (due May 2024)	—	163,057
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,248,517	2,447,064
Other debt (2.46%-14.50% Notes due at various dates through 2031)	132,119	339,519
Total principal	5,174,217	6,023,870
Unamortized discount	(22,364)	(40,982)
Unamortized issuance costs	(43,452)	(57,083)
Total debt	5,108,401	5,925,805
Less: current portion	(75,858)	(212,971)
Total long-term debt	$5,032,543	$5,712,834

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

On June 29, 2021, the Company repaid $256.7 million related to the First Lien Term Loan. The Company paid a $28.6 million redemption premium related to the First Lien Term loan that was recorded in the consolidated statement of operations as loss on extinguishment of debt in the nine months ended September 30, 2021. In addition, on June 29, 2021, the Company repaid $163.1 million related to the Revolving Credit Facility. No borrowings related to the Revolving Credit Facility were outstanding as of September 30, 2021.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $26.0 million and $24.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

The financial debt covenants of the Zuffa Credit Facilities did not apply as of September 30, 2021 and December 31, 2020, as Zuffa did not utilize greater than thirty-five percent of the borrowing capacity.

Zuffa had outstanding letters of credit under the Zuffa Credit Facilities totaling $10.0 million as of September 30, 2021 and December 31, 2020.

Other Debt

OLE Revolver

The OLE revolving credit agreement contains a financial covenant that requires OLE to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of September 30, 2021, the Company was in compliance with the financial debt covenants.

In August 2021, OLE increased its borrowing capacity under its revolving credit agreement from $20.0 million to $42.9 million and the maturity date was extended from February 2025 to the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the 2014 Credit Facilities.

OLE had no letters of credit outstanding under the revolving credit agreement as of September 30, 2021 and December 31, 2020.

Receivables Purchase Agreement

As of September 30, 2021 and December 31, 2020, the debt outstanding under these arrangements was $50.5 million and $83.7 million, respectively.

Endeavor Content Capital Facility

In February 2021, the Company increased its capacity under its Endeavor Content Capital Facility from $200.0 million to $325.0 million and in July 2021, the Company further increased the total capacity to $430.0 million. As of September 30, 2021 and December 31, 2020, the Endeavor Content Capital Facility had $204.6 million and $153.9 million of borrowings outstanding, respectively, and no outstanding letters of credit. The borrowing amount outstanding as of September 30, 2021 was classified as liabilities held for sale.

Zuffa Secured Commercial Loans

As of September 30, 2021 and December 31, 2020, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of September 30, 2021, EGH held cash of $76.4 million and tax receivable agreements liability of $32.1 million. As of December 31, 2020, EOC held cash of $63.3 million; liabilities for redemption of units and future incentive awards of $53.9 million and $11.9 million, respectively; and liabilities and redeemable equity for unit put rights of $28.4 million. Otherwise, EGH and EOC have no material separate cash flows, assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH and EOC have no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH or EOC as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.3 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

13. MEMBERS’ EQUITY

Common Units

The Company had 2,149,218,614 Class A Common Units issued and outstanding as of December 31, 2020. The Class A Common Units are held by Holdco, Silver Lake, and other investors. The Class A Common Units have no par value assigned to them.

In January 2020, the Company issued 8,766,738 Class A Common Units to Silver Lake as part of the Zuffa distribution discussed below.

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

Non-controlling Interests

In January 2020, the Board of Zuffa approved the payment of a distribution in the amount of $300.0 million to Zuffa common unit and profits unit holders. During the nine months ended September 30, 2020, Zuffa authorized and paid $201.9 million. In lieu of cash, the Company issued 8,766,738 Class A Common Units at fair value to Silver Lake for $26.5 million and issued a convertible promissory note to Silver Lake for $15.9 million. This resulted in the Company retaining $135.0 million of the $201.9 million distribution paid during the nine months ended September 30, 2020. The remaining portion of the distribution was authorized and paid during the fourth quarter of 2020.

14. REDEEMABLE NON-CONTROLLING INTERESTS

OLE

In connection with the acquisition of OLE (Note 5), the Company entered into an Amended and Restated Limited Liability Company Agreement of OLE Parent with 32 Equity. The terms of the agreement provide 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the CLA or at its option at any time following the Lockup Period. The Company also has certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event aforementioned put rights are not exercised. The put/call price is an amount equal to fair market value and the exercise of these put/call rights may give rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. At any time following the Lockup Period, 32 Equity will be entitled to a $41.0 million premium payment from the Company if both (i) 32 Equity or the Company exercise the put/call rights described above or there is a sale or IPO of OLE Parent and (ii) certain performance metrics based on average OLE gross profit or NFL related business gross profit are achieved. The $41.0 million premium payment will also be payable if, prior to January 2, 2026, a sale or IPO of OLE Parent occurs or if 32 Equity exercises its put rights following a termination of the CLA due to an OLE event of default (in which case the $41.0 million premium payment may be subject to proration). The $41.0 million premium payment was recognized as a separate unit of account from the non-controlling interest. The non-controlling interest was recognized at acquisition based on fair value of $65.2 million. During the nine months ended September 30, 2021, the redeemable non-controlling interest was adjusted for certain net assets that were contributed during the period. On June 25, 2021 Endeavor and 32 Equity agreed to fund a combined $40.0 million to OLE. This amount was funded via a pro-rata capital contribution from Endeavor and 32 Equity of $34.6 million and $5.4 million, respectively. No further capital contributions are contracted for future periods. As of September 30, 2021, the estimated redemption value was $58.6 million. As of December 31, 2020, the estimated redemption value was below the carrying value of $45.0 million.

China

In June 2016, the Company received a contribution of $75.0 million from third parties in a newly formed subsidiary of the Company that was formed to expand the Company’s existing business in China. Costs incurred for this contribution were $6.9 million and were recognized as a reduction of the proceeds. This contribution gave the non-controlling interests holders approximately 34% ownership of the subsidiary. The holders of the non-controlling interests have the right to put their investment to the Company at any time after June 1, 2023 for fair market value. As of September 30, 2021, the estimated redemption value was $107.5 million. As of December 31, 2020, the estimated redemption value was below the carrying value of $91.4 million.

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

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of September 30, 2021 and December 31, 2020, the estimated redemption value was $9.7 million.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of September 30, 2021 and December 31, 2020, the estimated redemption value was below the carrying value of $22.0 million and $22.2 million, respectively.

15. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income available to common stockholders of the Company since May 1, 2021 divided by the weighted average number of shares of Class A Common Stock outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (Note 16) were anti-dilutive during the period.

The computation of earnings per share and weighted average shares of the Company’s common stock outstanding for the periods presented below:

	Three Months Ended September 30, 2021	May 1, 2021 - September 30, 2021
Basic net income (loss) per share
Numerator
Consolidated net income (loss)	$63,613	$(457,841)
Net income (loss) attributable to NCI (Endeavor Operating Company)	17,177	(154,395)
Net income (loss) attributable to NCI (Endeavor Manager Units)	3,951	(26,334)
Net income (loss) attributable to the Company	42,485	(277,112)
Adjustment to net loss attributable to the Company	-	(1,399)
Net income (loss) attributable to EGH common shareholders	$42,485	$(278,511)
Denominator
Weighted average Class A Common Shares outstanding - Basic	262,891,070	261,048,116
Basic net income (loss) per share	$0.16	$(1.07)

Three Months Ended September 30, 2021

Diluted net income per share
Numerator
Consolidated net income	$63,613
Net loss attributable to NCI (Endeavor Operating Company)	(5,507)
Net income attributable to NCI (Endeavor Manager Units)	-
Net income attributable to EGH common shareholders	$69,120
Denominator
Weighted average Class A Common Shares outstanding - Basic	262,891,070
Additional shares assuming exchange of all Endeavor Profits Units	3,569,639
Additional shares from stock options and RSUs, as calculated using the treasury stock method	202,490
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	169,259,312
Weighted average number of shares used in computing diluted income per share	435,922,511
Diluted net income per share	$0.16

16. EQUITY BASED COMPENSATION

Conversion of Pre-IPO Profit Interests and Phantom Units

In connection with the closing of the IPO, the Company consummated certain Reorganization Transactions, as described in further detail in Note 1. As part of such transactions, modifications of certain pre-IPO equity-based awards were made primarily to remove certain forfeiture and discretionary call terms, which resulted in the Company recording additional equity-based compensation expense of $251.9 million during the nine months ended September 30, 2021.

In addition, certain put right arrangements which were outstanding prior to the IPO were terminated upon the consummation of such IPO, based on the original terms of those agreements, which resulted in the Company recording a reversal of related equity-based compensation expense of $4.0 million during the nine months ended September 30, 2021. The fair value of the outstanding put rights as of September 30, 2021 totaled $5.7 million, which is recorded in redeemable non-controlling interests.

2021 Incentive Award Plan

In connection with the IPO, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan became effective on April 28, 2021. The Company initially reserved a total of 21,700,000 shares of Class A common stock for issuance pursuant to the 2021 Plan. All current awards granted under the 2021 Plan are intended to be treated as stock options or restricted stock units (RSUs). The terms of each award, including vesting and forfeiture, are fixed by the administrator of the 2021 Plan. Key grant terms include one or more of the following: (a) time-based vesting over a two to five year period or full vesting at grant; (b) market-based vesting conditions at graduated levels upon the Company’s attainment of certain market price per share thresholds; and (c) expiration dates (if applicable). Granted awards may include time-based vesting conditions only, market-based vesting conditions only, or both.

The following table summarizes the RSU award activity for the nine months ended September 30, 2021.

	Time Vested RSUs		Market/ Market and Time Vested RSUs
	Units	Value *	Units	Value *
Outstanding at January 1, 2021	—	$—	—	$—
Granted	7,367,065	$29.96	3,139,363	$28.09
Released	(781,143)	$30.81	(830,857)	$29.04
Forfeited	(9,191)	$30.81	(39,199)	$27.57
Outstanding at September 30, 2021	6,576,731	$29.86	2,269,307	$27.74
Vested and releasable at September 30, 2021	1,268,130	$30.53	4,130	$28.21

* Weighted average grant date fair value

The following table summarizes the stock options award activity for the nine months ended September 30, 2021.

	Stock Options
	Options	Weighted average exercise price
Outstanding at January 1, 2021	—	$—
Granted	3,234,561	$24.03
Forfeited or expired	(17,187)	$24.00
Outstanding at September 30, 2021	3,217,374	$24.03
Vested and exercisable at September 30, 2021	563,367	$24.00

The weighted average grant-date fair value of stock options granted under the Company’s 2021 Plan during the nine months ended September 30, 2021 was $9.56.

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option pricing model. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on comparable publicly traded companies’ stock movements. The expected life represents the period of time that the respective awards are expected to be outstanding. The risk- free interest rate is based on the U.S treasury yield curve in effect at the time of grant. All stock options exercised will be settled in Class A common stock. The key assumptions used for stock options granted during the nine months ended September 30, 2021 are as follows:

Stock Options
Risk-free Interest Rate	1.02%
Expected Volatility	41.35%
Expected Life (in years)	5.73
Expected Dividend Yield	0.00%

For the three and nine months ended September 30, 2021, the Company recorded share-based compensation expense of $31.2 million and $142.6 million, respectively, related to RSUs and stock options granted under the 2021 Plan, which is included within selling, general and administrative expenses in the consolidated statements of operations.

The total grant-date fair value of RSUs and stock options which vested during the nine months ended September 30, 2021 was $71.3 million. As of September 30, 2021, the aggregate intrinsic value of vested RSUs and stock options and aggregate intrinsic value of total outstanding RSUs and stock options was $39.1 million and $268.5 million, respectively.

As of September 30, 2021, the total unrecognized equity-based compensation related to stock options and restricted stock units was $166.8 million, which is expected to be recognized over a weighted-average period of approximately 1.93 years.

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

The performance-vesting RSUs awarded to the CEO and Executive Chairman of the Company (each a “Market-Based Incentive Award”) are accounted for under ASC 718 as equity-classified awards due to the fixed number of shares of the Company’s Class A common stock each of the CEO and the Executive Chairman will be eligible for upon the achievement of each respective threshold. Compensation cost for performance- based awards with a market condition is recognized regardless of the number of units that vest based on the market condition and is recognized on a straight-line basis over the estimated service period. Compensation expense is not reversed even if the market condition is not satisfied. The Company used a Monte Carlo simulation model to determine the fair value and the derived service periods of these Market-Based Incentive Awards.

For the three and nine months ended September 30, 2021, total equity-based compensation expense for these Market-Based Incentive Awards was $24.1 million and $47.6 million, respectively, and the Company reclassified the $27.0 million of long term liabilities from the Future Incentive Awards to additional paid in capital. As of September 30, 2021, total unrecognized equity-based compensation related to these CEO and Executive Chairman Market-Based Incentive Awards was $261.6 million, which is expected to be recognized over a weighted-average period of approximately 2.54 years.

17. INCOME TAXES

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

In accordance with ASC Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company would record income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and nine months ended September 30, 2021 based upon the AETR. Utilizing the AETR in 2020 would not have provided a reliable estimate of the tax provision based on the forecasted impact of COVID-19 on the Company’s operations and overall economy. Therefore, in accordance with the authoritative guidance for accounting for income taxes in interim periods, EOC computed its income tax provision for the three and nine months ended September 30, 2020 based upon the actual effective tax rate for that period.

The benefit from income taxes for the three months ended September 30, 2021 and 2020 is $7.7 million and $0.9 million, respectively, based on pretax income of $73.8 million and $11.7 million, respectively. The effective tax rate is (10.5)% and (8.0)% for the three months ended September 30, 2021 and 2020, respectively. The provision for income taxes for the nine months ended September 30, 2021and 2020 is $58.3 million and $43.6 million, respectively, based on pretax losses of $315.3 million and $281.0 million, respectively. The effective tax rate is (18.5)% and (15.5)% for the nine months ended September 30, 2021and 2020, respectively. The tax expense for the three months ended September 30, 2021 differs from the same periods in 2020 primarily due to the impact of additional pre-tax income for the three months ended September 30, 2021. The tax expense for the nine months ended September 30, 2021 differs from the same periods in 2020 primarily due to the impact of additional stock compensation expense on the AETR, deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO, and a change in the tax rate in the United Kingdom. Any tax balances reflected on the September 30, 2021 balance sheet would be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company had unrecognized tax benefits of $44.1 million and $34.4 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

The Company records valuation allowances against its net deferred tax assets when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including historical results, reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Based on this analysis, the Company has concluded that its net deferred tax assets at EGH, exclusive of deferred tax liabilities associated with indefinite lived intangibles, will not be realized and as a result, has recorded a full valuation allowance as of September 30, 2021.

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

The Company has recorded a full valuation allowance with respect to deferred tax assets subject to the TRA. Certain other tax attributes subject to the TRA do not result in deferred tax assets. During the nine months ended September 30, 2021, the Company has recognized a TRA liability on a portion of such attributes of approximately $32 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs. The amounts payable under the TRAs will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of EGH in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, or other tax attributes subject to the TRA are determined to be payable, additional TRA liabilities may be considered probable at that time and recorded within our statement of operations.

18. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$156,973	$162,365	$—	$319,338
Media production, distribution and content	1,510	81,818	399,473	482,801
Events and performance	130,038	202,150	—	332,188
Talent representation and licensing	—	—	201,106	201,106
Marketing	—	—	64,144	64,144
Eliminations	—	—	—	(8,274)
Total	$288,521	$446,333	$664,723	$1,391,303

	Nine Months Ended September 30, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$497,564	$796,348	$—	$1,293,912
Media production, distribution and content	4,937	259,229	591,671	855,837
Events and performance	328,366	459,038	—	787,404
Talent representation and licensing	—	—	493,780	493,780
Marketing	—	—	156,413	156,413
Eliminations	—	—	—	(15,189)
Total	$830,867	$1,514,615	$1,241,864	$3,572,157

	Three Months Ended September 30, 2020
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$169,817	$261,978	$—	$431,795
Media production, distribution and content	1,701	59,347	42,296	103,344
Events and performance	127,612	62,932	—	190,544
Talent representation and licensing	—	—	102,799	102,799
Marketing	—	—	38,488	38,488
Eliminations	—	—	—	(2,478)
Total	$299,130	$384,257	$183,583	$864,492

	Nine Months Ended September 30, 2020
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$395,857	$524,914	$—	$920,771
Media production, distribution and content	4,901	173,109	193,295	371,305
Events and performance	282,778	474,844	—	757,622
Talent representation and licensing	—	—	330,686	330,686
Marketing	—	—	145,176	145,176
Eliminations	—	—	—	(7,757)
Total	$683,536	$1,172,867	$669,157	$2,517,803

In the three months ended September 30, 2021 and 2020, there was revenue recognized of $14.6 million and $8.2 million, respectively, from performance obligations satisfied in prior periods. In the nine months ended September 30, 2021and 2020, there was revenue recognized of $36.8 million and $10.5 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of September 30, 2021 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2021	$413,888
2022	1,519,817
2023	1,304,702
2024	1,011,721
2025	950,756
Thereafter	621,767
$5,822,651

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

The following table presents the Company’s contract liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	December 31,					Foreign	September 30,
Description	2020	Additions	Deductions	Acquisitions	Held for Sale	Exchange	2021
Deferred revenue - current	$606,530	$1,690,495	$(1,462,394)	$39,449	$(239,623)	$2,074	$636,531
Deferred revenue - noncurrent	$19,437	$7,595	$(17,536)	$18,564	$(3,652)	$—	$24,408

19. SEGMENT INFORMATION

As of September 30, 2021, the Company has three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the “Corporate” group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2020. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Owned Sports Properties	$288,521	$299,130	$830,867	$683,536
Events, Experiences & Rights	446,333	384,257	1,514,615	1,172,867
Representation	664,723	183,583	1,241,864	669,157
Eliminations	(8,274)	(2,478)	(15,189)	(7,757)
Total consolidated revenue	$1,391,303	$864,492	$3,572,157	$2,517,803

Reconciliation of segment profitability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Owned Sports Properties	$134,679	$166,678	$412,495	$334,474
Events, Experiences & Rights	84,993	(9,595)	160,843	16,873
Representation	141,801	41,666	264,969	162,315
Corporate	(78,156)	(22,802)	(187,476)	(106,340)
Adjusted EBITDA	283,317	175,947	650,831	407,322
Reconciling items:
Equity losses of affiliates	3,052	3,119	876	4,916
Interest expense, net	(55,783)	(71,277)	(207,970)	(212,954)
Depreciation and amortization	(71,661)	(76,471)	(208,058)	(241,669)
Equity-based compensation expense	(60,885)	(20,602)	(464,393)	(37,577)
Merger, acquisition and earn-out costs	(13,107)	(6,682)	(38,291)	(15,985)
Certain legal costs	266	(1,646)	(4,260)	(7,805)
Restructuring, severance and impairment	(2,179)	(952)	(6,612)	(213,199)
Fair value adjustment - equity investments	(90)	1,547	13,614	(4,212)
COVID-19 related costs	—	1,958	—	(10,155)
Other	(9,152)	6,772	(51,063)	50,367
Income (loss) before income taxes and equity losses of affiliates	$73,778	$11,713	$(315,326)	$(280,951)

20. COMMITMENTS AND CONTINGENCIES

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

In July 2017, the Italian Competition Authority (“ICA”) issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including the Company. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. The Company investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined the Company approximately EUR 0.3 million. As part of its decision, the ICA acknowledged the Company’s cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or “Lega Nazionale”, and together with the three clubs, the “Plaintiffs”) each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,592.2 million relating to Lega Nazionale, along with attorneys’ fees and costs (the “Damages Claims”). Since December 2020, four additional football clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim amounts in the aggregate totaling EUR 251.5 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim in the amount of EUR 92.1 million, in the case of one club, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other nine cases. Collectively, the interventions of these 14 clubs are the “Interventions”. The Company intends to defend against the Damages Claims, Interventions and any related claims, and management believes that the Company has meritorious defenses to these claims, including the absence of standing of the clubs, and the absence of actual damage. The Company may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against the Company or settlement entered into, including with respect to claims or actions brought by other parties, could materially and adversely impact the Company’s business, financial condition and results of operations.

Zuffa has five related class-action lawsuits filed against it in the United States District Court for the Northern District of California (the “District Court”) between December 2014 and March 2015 by a total of eleven former UFC fighters. The complaints in the five lawsuits are substantially identical. Each alleges that Zuffa violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopolizing the alleged market for elite professional MMA Fighters’ services. Plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services and their intellectual property rights, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and injunctive relief. On December 14, 2020, the District Court orally indicated its intention to grant Plaintiffs’ motion to certify the Bout Class (comprised of fighters who participated in bouts from December 16, 2010 to September 30, 2017) and to deny Plaintiffs’ motion to certify the Identity Class (a purported class based upon the alleged expropriation and exploitation of fighter identities). The Company is awaiting the official written order from the judge and assuming he rules as previously indicated, then the Company will seek an appeal of this decision. On June 23, 2021, plaintiffs’ lawyers filed a new case against Zuffa and EGH alleging substantially similar claims, but providing for a class period from July 1, 2017 to present. Management believes that the Company has meritorious defenses against the allegations and intends to defend itself vigorously.

In February 2021, the Company signed the Franchise Agreements directly with the WGA. These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. The Franchise Agreements provide for a transition period for the Company to come into compliance with certain of its provisions. During the term of the Franchise Agreements, until the Company is in compliance, the Franchise Agreements require that the Company place into escrow (i) an amount equal to Endeavor Content’s after-tax gross profits from the production of works written by WGA members under a WGA collective bargaining agreement and (ii) an amount equal to the Company’s after tax writer commissions and package fees received in connection with such Endeavor Content productions. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities are reflected as held for sale in the consolidated balance sheet as of September 30, 2021.

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

In September 2021, the Company signed an agreement to acquire the OpenBet business of Scientific Games Corporation ("OpenBet"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. Based on the agreement, the Company will pay Scientific Games Corporation consideration of $1.0 billion in cash and will issue 7,605,199 shares of the Company's Class A common stock, a value of $200.0 million based on the volume-weighted average trading price of the Class A common stock for the twenty trading days ended on September 24, 2021. The closing of this transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2022.

21. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Other current assets	$7,430	$5,572
Other assets	4,451	1,400
Assets held for sale	3,051	—
Current liabilities	—	1,356
Other current liabilities	1,007	969

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$641	$1,306	$13,680	$6,484
Direct operating costs	772	533	3,629	2,505
Selling, general and administrative expenses	1,768	(583)	6,198	9,678
Interest expense, net	—	433	—	911
Other income, net	875	875	2,625	2,625

As of September 30, 2021, the Company has an equity-method investment in Euroleague, a related party. For the three and nine months ended September 30, 2021 and 2020, the Company recognized revenue of $0.2 million, $0.2 million, $4.9 million and $(2.2) million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three and nine months ended September 30, 2021 and 2020, the Company recognized revenue of $(0.1) million, $0.1 million, $6.4 million and $4.7 million, respectively, for production services provided to Euroleague as well as direct operating costs of less than a hundred thousand, $(0.2) million, $2.2 million and $1 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Events,

Experiences & Rights segment. As of September 30, 2021 and December 31, 2020, the Company had a receivable of $5.5 million and $0.7 million, respectively, and a payable of none and $1.0 million, respectively.

22. SUBSEQUENT EVENTS

In October 2021, the Company entered into a credit agreement amendment to the New First Lien Term Loan under the Zuffa Credit Facilities. This amendment established a new incremental term loan (the “Incremental Term Loan”) in an aggregate principal amount of $600.0 million, which was fully borrowed in October 2021. The Incremental Term Loan has terms identical to the existing term loans and: (i) bears interest at a rate equal to LIBOR or base rate, at the option of UFC Holdings, LLC (“UFC”), plus an applicable margin of 3.00% for LIBOR loans, or 2.00% for base rate loans (with a LIBOR floor equal to 0.75%); (ii) is subject to a 25 basis point step-down to 2.75% for LIBOR loans if the First Lien Leverage Ratio is below 3.50 to 1.00; and (iii) has a final maturity date of April 29, 2026. The existing term loans and the Incremental Term Loan collectively comprise a single class of term loans under the existing credit agreement.

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

Additionally, we own and operate IMG Academy, a leading academic and sports training institution located in Florida, as well as Next College Student Athlete ("NCSA"), which provides recruiting and admissions services to high school student athletes and college athletic departments and admissions officers.

In September 2021, we signed an agreement to acquire the OpenBet business of Scientific Games Corporation ("OpenBet"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. Based on the agreement, we will pay consideration to Scientific Games Corporation cash of $1.0 billion, expected to be funded with cash on hand and additional borrowings under our

Senior Credit Facilities, and 7,605,199 newly-issued shares of our Class A common stock with a value of $200 million based on the volume-weighted average trading price of the Class A common stock for the twenty trading days ended on September 24, 2021. The closing of this transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the first half of 2022. Upon closing of the acquisition, we expect to create a new reportable segment to include IMG ARENA and the OpenBet business.

Representation

Our Representation segment provides services to more than 7,000 talent and corporate clients and includes our content division, Endeavor Content. Our Representation business deploys a subset of our integrated capabilities on behalf of our clients.

Through our client representation and management businesses, including the WME talent agency and IMG Models, we represent a diverse group of talent across entertainment, sports, and fashion, including actors, directors, writers, athletes, models, musicians, and other artists, in a variety of mediums, such as film, television, books, and live events. Through our 160over90 business, we provide brand strategy, marketing, advertising, public relations, analytics, digital, activation, and experiential services to many of the world’s largest brands. Through IMG Licensing, we provide IP licensing services to a large portfolio of entertainment, sports, and consumer product brands, including representing these clients in the licensing of their logos, trade names and trademarks. Endeavor Content provides a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In February 2021, the Company signed a new franchise agreement and side letter (the “Franchise Agreements”) directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”). These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities are reflected as held for sale in the consolidated balance sheet as of September 30, 2021.

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

The COVID-19 pandemic resulted in various governmental restrictions and began to have a significant adverse impact on our business and operations beginning in March 2020, including the lack of ticketed PBR and UFC events and the early cancellation of the 2019-2020 Euroleague season adversely impacting our Owned Sports Properties segment; the postponement or cancellation of live sporting events and other in-person events adversely impacting our Events, Experiences & Rights segment; and stoppages of entertainment productions, including film, television shows and music events, as well as reduced corporate spending on marketing, experiential and activation, adversely impacting our Representation segment. Furthermore, following the merger of our IMG College business with Learfield, the operating results of the merged business had been weaker than anticipated driven by lower than expected sales and have been further impacted in 2020 by COVID-19 as a result of the delay, cancellation of or shortened college football season and the prohibition of fans by many teams, which resulted in impairment charges at Learfield IMG College in 2020 adversely impacting our equity earnings. In 2020, we also recognized goodwill and intangible asset impairment charges primarily at our Events, Experiences & Rights segment, driven by lower projections as a result of the impact of COVID-19 and restructuring in certain of our businesses. In the future, any further impact to our business as a result of COVID-19 could result in additional impairments of goodwill, intangibles, long-term investments and long-lived assets.

While activity has resumed in all of our businesses and restrictions have been lessened or lifted, restrictions could in the future be increased or reinstated. As a result of this and numerous other uncertainties surrounding the pandemic and the risk that additional postponements or cancellations of live sporting events and other in-person events, and changes in consumer preferences towards our business and the industries in which we operate could occur, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows, but acknowledge that its impact on our business and results of operations may be material. We expect that recovery will continue and that the wider impact on revenue and cash flows will vary, but will generally depend on the factors listed above and the general uncertainty surrounding COVID-19. The Company believes that existing cash, cash generated from operations and available capacity for borrowings under its credit facilities will satisfy working capital requirements, capital expenditures, and debt service requirements for at least the succeeding year.

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

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$1,391,303	$864,492	$3,572,157	$2,517,803
Operating expenses:
Direct operating costs	673,215	422,070	1,790,562	1,275,997
Selling, general and administrative expenses	520,626	318,933	1,686,840	1,009,951
Insurance recoveries	(12,233)	(19,563)	(42,100)	(53,523)
Depreciation and amortization	71,661	76,471	208,058	241,669
Impairment charges	754	—	4,524	175,282
Total operating expenses	1,254,023	797,911	3,647,884	2,649,376
Operating income (loss)	137,280	66,581	(75,727)	(131,573)
Other (expense) income:
Interest expense, net	(55,783)	(71,277)	(207,970)	(212,954)
Loss on extinguishment of debt	—	—	(28,628)	—
Other (expense) income, net	(7,719)	16,409	(3,001)	63,576
Income (loss) before income taxes and equity losses of affiliates	73,778	11,713	(315,326)	(280,951)
(Benefit from) provision for income taxes	(7,718)	(941)	58,285	43,614
Income (loss) before equity losses of affiliates	81,496	12,654	(373,611)	(324,565)
Equity losses of affiliates, net of tax	(17,883)	(34,473)	(77,167)	(244,280)
Net income (loss)	63,613	(21,819)	(450,778)	(568,845)
Less: Net income (loss) attributable to non-controlling interests	21,128	58,430	(141,980)	32,914
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(80,249)	(31,686)	(601,759)
Net income (loss) attributable to Endeavor Group Holdings, Inc.	$42,485	$—	$(277,112)	$—

Revenue

Revenue increased $526.8 million, or 60.9%, to $1,391.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as the Company rebounds from the impact of COVID-19.

•
Owned Sports Properties decreased by $10.6 million, or 3.5%. The decrease was due to a decrease in UFC revenue attributable to more events being held in 2020 caused by the shifting of events from the second quarter due to COVID-19 and a $25 million contract termination fee recognized in the third quarter of 2020, which did not recur in 2021, partially offset by an increase in ticket sales due to the elimination of fan attendance restrictions in 2021 and new sponsorship deals. This decrease in UFC revenue was partially offset by an increase in revenue at PBR due to additional events held in the current period, including ticket sales as a result of eliminating fan attendance restrictions in 2021.
•
Events, Experiences & Rights increased by $62.1 million, or 16.2%. The increase was primarily driven by an increase of $113 million of events revenue and $22 million of production revenue attributable to the return of live events in 2021 and $26 million attributable to the acquisition of NCSA, partially offset by a decrease of $100 million in media rights fees primarily due to the return to a normal schedule of European soccer matches in the quarter and the expiration of two European soccer contracts in the second quarter of 2021.
•
Representation increased by $481.1 million, or 262.1%. The increase was primarily driven by a $341 million increase in content deliveries at Endeavor Content and a $124 million increase in client commissions, licensing and corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19.

Revenue increased $1,054.4 million, or 41.9%, to $3,572.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as the Company rebounds from the impact of COVID-19.

•
Owned Sports Properties increased by $147.3 million, or 21.6%. The increase was primarily driven by an increase in media rights fees, new sponsorship deals and event related revenue due to the increase in the number of events held at UFC, partially offset by a contract termination fee recognized in the prior year.
•
Events, Experiences & Rights increased by $341.7 million, or 29.1%. The increase was primarily attributable to an increase in media rights fees of $271 million primarily driven by the impact of COVID-19 on both the 2019/2020 and 2020/2021 European soccer seasons, which resulted in reduced matches for most leagues in the first half of 2020, and an increased schedule of matches in the first quarter of 2021 and $86 million of sports production revenue related to the return of live events in 2021. These increases were partially offset by a net decrease of $16 million in our event and performance revenue due to the cancellation or restricted attendance at certain of our events.

•
Representation increased by $572.7 million, or 85.6%. The increase was primarily driven by a $384 million increase in content deliveries at Endeavor Content and an increase of $174 million in client commissions, licensing and corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19.

Direct operating costs

Direct operating costs increased $251.1 million, or 59.5%, to $673.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to an increase of $301 million related to an increase in content deliveries at Endeavor Content and $88 million of increased event costs related to the return of live events. This increase was partially offset by a decrease of $179 million in media rights costs due to the decrease in revenue described above, including the expiration of two European soccer contracts in the second quarter of 2021 whose costs were in excess of revenue.

Direct operating costs increased $514.6 million, or 40.3%, to $1,790.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $351 million related to an increase in content deliveries at Endeavor Content, $149 million in media rights and $67 million in media production costs, partially offset by a decrease in costs of $50 million related to events and performance due to the changes in revenue described above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $201.7 million, or 63.2%, to $520.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was principally due to increased equity-based compensation expense of $40 million, higher cost of personnel, including bonuses accrued in the current year versus lower to no bonuses accrued in the prior year, and other operating expenses as the business recovers from the impact of COVID-19.

Selling, general and administrative expenses increased $676.9 million, or 67.0%, to $1,686.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was principally due to increased equity-based compensation expense of $427 million, of which $251.9 million is due to modifications of certain pre-IPO awards to remove certain forfeiture and discretionary call terms, higher cost of personnel, including bonuses accrued in the current year versus lower to no bonuses accrued in the prior year, and other operating expenses as the business recovers from the impact of COVID-19.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the three and nine months ended September 30, 2021 and 2020, we recognized $12.2 million, $42.1 million, $19.6 million and $53.5 million, of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $4.8 million, or 6.3%, to $71.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Depreciation and amortization decreased $33.6 million, or 13.9%, to $208.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decreases were primarily driven by certain UFC intangible assets becoming fully amortized in August 2020.

Impairment charges

Impairment charges of $0.8 million and $4.5 million for the three and nine months ended September 30, 2021, respectively, related to goodwill in our Events, Experiences & Rights and Representation segments. Impairment charges of $175.3 million for the nine months ended September 30, 2020 related to goodwill and intangible asset impairment driven by lower projections as a result of the impact of COVID-19 and restructuring in certain of our businesses, primarily in our Events, Experiences & Rights and Representation segments.

Interest expense, net

Interest expense, net decreased $15.5 million, or 21.7% to $55.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest expense, net decreased $5.0 million, or 2.3% to $208.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These decreases were primarily driven by lower indebtedness as a result of the repayment of debt in June 2021.

Loss on extinguishment of debt of $28.6 million for the nine months ended September 30, 2021 was due to fees and expenses incurred for the early redemption of our term loans issued in May 2020.

Other (expense) income, net

Other (expense) income, net for the three months ended September 30, 2021 was expense of $7.7 million compared to income of $16.4 million for the three months ended September 30, 2020. The expense for the three months ended September 30, 2021 primarily was attributable to foreign currency transaction losses. The income for the three months ended September 30, 2020 was primarily attributable to the gain on the sale of an investment.

Other (expense) income, net for the nine months ended September 30, 2020 was expense of $3.0 million compared to income of $63.6 million for the nine months ended September 30, 2020. The expense for the nine months ended September 30, 2021 included $15.7 million of foreign currency transaction losses and $10.4 million of losses due to the change in the fair value of embedded foreign currency derivatives partially offset by $23.1 million of gains primarily from sales and changes in fair value of equity investments. The income for the nine months ended September 30, 2020 primarily included gains of $27.1 million, $8.1 million, $15.3 million and $11.0 million recorded for the acquisition of the remaining 50% of the membership interests of FC Diez Media, the deconsolidation of Asian Tour Media, the gain on the sale of an investment and the change in the fair value of embedded foreign currency derivatives, respectively.

(Benefit from) provision for income taxes

For the three months ended September 30, 2021, we recorded $7.7 million benefit from income taxes compared to $0.9 million benefit from income taxes for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded $58.3 million provision for income taxes compared to $43.6 million provision for income taxes for the nine months ended September 30, 2020. The tax expense for the three months ended September 30, 2021 differs from the same period in 2020 primarily due to the impact of additional pre-tax income for the three months ended September 30, 2021. The tax expense for the nine months ended September 30, 2021 differs from the same period in 2020 primarily due to the impact of additional stock compensation expense on the annual effective tax rate, deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO, and a change in the tax rate in the United Kingdom.

Equity losses of affiliates, net of tax

Equity losses of affiliates decreased $16.6 million to $17.9 million and decreased $167.1 million to $77.2 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. Equity losses for the three and nine months ended September 30, 2021 are primarily due to the losses related to our investment in Learfield IMG College.

During the three and nine months ended September 30, 2020 we recorded $31.4 million and $238.9 million, respectively, in equity losses resulting from continued losses and the impact of COVID-19 on Learfield IMG College’s operating results, resulting in goodwill and indefinite-lived intangible asset impairments.

Net income (loss) attributable to non-controlling interests

Net income attributable to non-controlling interests decreased $37.3 million to $21.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily driven by the effect of the reorganization transactions.

Net loss attributable to non-controlling interests was $142.0 million for the nine months ended September 30, 2021 compared to net income attributable to non-controlling interests of $32.9 million for the nine months ended September 30, 2020. The change from income to loss was primarily driven by the effect of the reorganization transactions offset by net income attributable to the UFC prior to the UFC Buyout.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue:
Owned Sports Properties	$288,521	$299,130	$830,867	$683,536
Events, Experiences & Rights	446,333	384,257	1,514,615	1,172,867
Representation	664,723	183,583	1,241,864	669,157
Eliminations	(8,274)	(2,478)	(15,189)	(7,757)
Total Revenue	$1,391,303	$864,492	$3,572,157	$2,517,803
Adjusted EBITDA:
Owned Sports Properties	$134,679	$166,678	$412,495	$334,474
Events, Experiences & Rights	84,993	(9,595)	160,843	16,873
Representation	141,801	41,666	264,969	162,315
Corporate	(78,156)	(22,802)	(187,476)	(106,340)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Revenue	$288,521	$299,130	$830,867	$683,536
Direct operating costs	$102,640	$80,782	$275,935	$219,798
Selling, general and administrative expenses	$48,061	$54,264	$140,162	$129,684
Adjusted EBITDA	$134,679	$166,678	$412,495	$334,474
Adjusted EBITDA margin	46.7%	55.7%	49.6%	48.9%

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenue for the three months ended September 30, 2021 decreased $10.6 million, or 3.5%, to $288.5 million, compared to the three months ended September 30, 2020. The decrease was driven primarily by a decrease in revenue at UFC attributable to more events being held in 2020 caused by the shifting of events from the second quarter due to COVID-19 and a $25 million contract termination fee recognized in the third quarter of 2020 which did not recur in 2021 partially offset by an increase in ticket sales due to the elimination of fan attendance restrictions in 2021 and new sponsorship deals. This decrease in UFC revenue was partially offset by increased revenue at PBR due to additional PBR events held in 2021 compared to the prior year period, including ticket sales as a result of eliminating fan attendance restrictions in 2021.

Direct operating costs for the three months ended September 30, 2021 increased $21.9 million, or 27.1%, to $102.6 million, compared to the three months ended September 30, 2020. The increase was attributable to increases in athlete compensation, production and marketing expenses at UFC, as well as an increase in the number of PBR events held.

Selling, general and administrative expenses for the three months ended September 30, 2021 decreased $6.2 million, or 11.4%, to $48.1 million, compared to the three months ended September 30, 2020. The decrease was primarily attributable to lower travel expenses related to UFC due to fewer events held and less international events.

Adjusted EBITDA for the three months ended September 30, 2021 decreased $32.0 million, or 19.2%, to $134.7 million, compared to the three months ended September 30, 2020. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue, an increase in direct operating costs and a decrease in insurance recoveries related to cancelled PBR events partially offset by lower selling, general and administrative expenses.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenue for the nine months ended September 30, 2021 increased $147.3 million, or 21.6%, to $830.9 million, compared to the nine months ended September 30, 2020. The increase was primarily related to the UFC due to an increase in media rights fees, new sponsorship deals and event related revenue due to an increase in the number of events held, partially offset by the contract termination fee in the prior year.

Direct operating costs for the nine months ended September 30, 2021 increased $56.1 million, or 25.5%, to $275.9 million, compared to the nine months ended September 30, 2020. The increase was attributable to the increase in the number of UFC events held partially offset by lower operating costs at PBR.

Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $10.5 million, or 8.1%, to $140.2 million, compared to the nine months ended September 30, 2020. The increase was primarily attributable to cost of personnel as well as travel expenses related to the increase in the number of UFC events held.

Adjusted EBITDA for the nine months ended September 30, 2021 increased $78.0 million, or 23.3%, to $412.5 million, compared to the nine months ended September 30, 2020. The increase in Adjusted EBITDA was primarily driven by the increase in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Revenue	$446,333	$384,257	$1,514,615	$1,172,867
Direct operating costs	$235,645	$327,388	$1,046,714	$934,385
Selling, general and administrative expenses	$138,567	$85,424	$351,642	$284,532
Adjusted EBITDA	$84,993	$(9,595)	$160,843	$16,873
Adjusted EBITDA margin	19.0%	-2.5%	10.6%	1.4%

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenue for the three months ended September 30, 2021 increased $62.1 million, or 16.2%, to $446.3 million , compared to the three months ended September 30, 2020. Event and performance revenue increased $113 million primarily due to events returning in 2021, including Ryder Cup, The Big Feastival and Taste of London that were cancelled in 2020 due to COVID-19, as well as the return of IMG Academy summer camps at full capacity, which were cancelled or had attendance restrictions in 2020 and an increase of $26 million related to the acquisition of NCSA. Media production revenue increased $22 million due to the return to a full schedule of events in 2021 as compared to the impact of COVID-19 on event schedules in 2020, including coverage of golf and tennis events which were cancelled. Media rights fees decreased $100 million primarily due to the return to a normal schedule of European soccer matches in 2021 compared to the impact of COVID-19 on the 2019/2020 season, which resulted in matches for most leagues rescheduled to the third quarter of 2020, as well as the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed.

Direct operating costs for the three months ended September 30, 2021 decreased $91.7 million, or 28.0%, to $235.6 million, compared to the three months ended September 30, 2020. Media rights expenses decreased $179 million due to the decrease in revenue described above, including the expiration of two European soccer contracts in the second quarter of 2021 whose costs were in excess of revenue. This decrease was partially offset by increases in live event and performance costs and media production costs of $66 million and $19 million, respectively, due to the increases in related revenue.

Selling, general and administrative expenses for the three months ended September 30, 2021 increased $53.1 million, or 62.2%, to $138.6 million, compared to the three months ended September 30, 2020. The increase was primarily driven by increased cost of personnel as the business recovers from the impact of COVID-19. The acquisition of NCSA contributed approximately $23 million in selling, general and administrative expenses for the three months ended September 30, 2021.

Adjusted EBITDA for the three months ended September 30, 2021 improved $94.6 million, to $85.0 million, compared to the three months ended September 30, 2020. The increase in Adjusted EBITDA was primarily driven by the growth in revenue and decreases in related direct operating costs partially offset by an increase in selling, general and administrative expenses and a decrease in insurance recoveries related to cancelled events.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenue for the nine months ended September 30, 2021 increased $341.7 million, or 29.1%, to $1,514.6 million, compared to the nine months ended September 30, 2020. Media rights fees increased $271 million primarily driven by the impact of COVID-19 on both the 2019/2020 and 2020/2021 European soccer seasons, which resulted in reduced matches for most leagues in the first half of 2020, and an increased schedule of matches in the first quarter of 2021, which was partially offset by the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed. Media Production revenue increased $86 million due to the return to a largely full schedule of events in 2021 as compared to the impact of COVID-19 on event schedules in 2020, including coverage of the English Premier League which was partially rescheduled to the second half of 2020, and golf and tennis events which were cancelled. Event and performance revenue decreased $16 million due primarily to attendance restrictions at the 2021 Super Bowl, as well as the cancellation of certain events in 2021 due to COVID-19 that were held in the prior year, including Hyde Park Winter Wonderland, Frieze LA and Rio Open. This decrease was partially offset by certain events taking place in 2021 which were cancelled in 2020 due to COVID-19, including the Miami Open, Ryder Cup, HSBC Women’s World Championship, Honda LPGA, ANA Inspiration, Frieze NY and Miss Universe pageant, and all summer camps taking place at the IMG Academy at full capacity in 2021 that were cancelled or had attendance restrictions in 2020 in addition to the impact of the NCSA acquisition.

Direct operating costs for the nine months ended September 30, 2021 increased $112.3 million, or 12.0%, to $1,046.7 million, compared to the nine months ended September 30, 2020. Media rights expenses and media production expenses increased $149 million and $67 million, respectively, partially offset by a reduction in live event and performance costs of $106 million due to the changes in revenue as described above.

Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $67.1 million, or 23.6%, to $351.6 million, compared to the nine months ended September 30, 2020. The increase was primarily driven by increased cost of personnel as the business recovers from the impact of COVID-19. The acquisition of NCSA contributed approximately $30 million in selling, general and administrative expenses for the nine months ended September 30, 2021.

Adjusted EBITDA for the nine months ended September 30, 2021 increased $144.0 million to $160.8 million, compared to the nine months ended September 30, 2020. The increase in Adjusted EBITDA was primarily driven by the increase in revenue partially offset by the increase in related direct operating costs and selling, general and administrative expenses and a decrease in insurance recoveries related to cancelled events.

Representation

The following table sets forth our Representation segment results for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Revenue	$664,723	$183,583	$1,241,864	$669,157
Direct operating costs	$341,895	$25,053	$481,796	$126,475
Selling, general and administrative expenses	$181,322	$117,972	$495,173	$381,801
Adjusted EBITDA	$141,801	$41,666	$264,969	$162,315
Adjusted EBITDA margin	21.3%	22.7%	21.3%	24.3%

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenue for the three months ended September 30, 2021 increased $481.1 million, or 262.1%, to $664.7 million, compared to the three months ended September 30, 2020. The increase was primarily attributable to a $341 million increase at Endeavor Content in connection with the delivery of new content that was negligible in the prior year due to the COVID-19 shutdown of productions and an increase of $124 million related to client commissions due primarily to the return of productions and personal appearances, as well as licensing and corporate spending on marketing and experiential activations.

Direct operating costs for the three months ended September 30, 2021 increased $316.8 million to $341.9 million, compared to the three months ended September 30, 2020. The increase was predominantly attributable to the above mentioned increase in content deliveries at Endeavor Content and marketing and experiential activations.

Selling, general and administrative expenses for the three months ended September 30, 2021 increased $63.4 million, or 53.7%, to $181.3 million, compared to the three months ended September 30, 2020. The increase was primarily driven by cost of personnel, including bonuses accrued in the current year versus lower to no bonuses accrued in the prior year, as the business recovers from the impact of COVID-19.

Adjusted EBITDA for the three months ended September 30, 2021 increased $100.1 million, or 240.3%, to $141.8 million, compared to the three months ended September 30, 2020. The increase in Adjusted EBITDA was driven by the growth in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2021

Revenue for the nine months ended September 30, 2021 increased $572.7 million, or 85.6%, to $1,241.9 million, compared to the nine months ended September 30, 2020. The increase was primarily attributable to a $384 million increase in content deliveries at Endeavor Content and an increase of $174 million in client commissions, licensing and marketing and experiential activations which were all significantly impacted by COVID-19 in the prior year.

Direct operating costs for the nine months ended September 30, 2021 increased $355.3 million, or 280.9%, to $481.8 million, compared to the nine months ended September 30, 2020. The increase was predominantly attributable to the above mentioned increase in content deliveries at Endeavor Content.

Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $113.4 million, or 29.7%, to $495.2 million, compared to the nine months ended September 30, 2020. The increase was primarily driven by growth in cost of personnel, including bonuses accrued in the current year versus lower to no bonuses accrued in the prior year, as the business recovers from the impact of COVID-19.

Adjusted EBITDA for the nine months ended September 30, 2021 increased $102.7 million, or 63.2%, to $265.0 million, compared to the nine months ended September 30, 2020. The increase in Adjusted EBITDA was driven by the increase in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses.

Corporate

Corporate primarily consists of overhead, personnel costs, and costs associated with corporate initiatives that are not fully allocated to the operating divisions. Such expenses include compensation and other benefits for corporate office employees, rent, professional fees related to internal control compliance and monitoring, financial statement audits and legal, information technology and insurance that is managed through our corporate office.

The following table sets forth our results for Corporate for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Adjusted EBITDA	$(78,156)	$(22,802)	$(187,476)	$(106,340)

Adjusted EBITDA for the three months ended September 30, 2021 decreased $55.4 million, or 242.8% , to $78.2 million, compared to the three months ended September 30, 2020. The decline was driven by an increase in cost of personnel, including bonuses accrued in the current year versus lower to no bonuses accrued in the prior year and other general and administrative expenses.

Adjusted EBITDA for the nine months ended September 30, 2021 decreased $81.1 million, or 76.3%, to $187.5 million, compared to the nine months ended September 30, 2020. The decline was driven by an increase in cost of personnel, including bonuses accrued in the current year versus lower to no bonuses accrued in the prior year and other general and administrative expenses.

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

Adjusted Net Income is a non-GAAP financial measure and is defined as net income (loss) attributable to Endeavor Group Holdings adjusted to exclude our share (excluding those relating to certain non-controlling interests) of the adjustments used to calculate Adjusted EBITDA, other than income taxes, net interest expense and depreciation, on an after tax basis, the release of tax valuation allowances and other tax items.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$63,613	$(21,819)	$(450,778)	$(568,845)
(Benefit from) provision for income taxes	(7,718)	(941)	58,285	43,614
Interest expense, net	55,783	71,277	207,970	212,954
Depreciation and amortization	71,661	76,471	208,058	241,669
Equity-based compensation expense (1)	60,885	20,602	464,393	37,577
Merger, acquisition and earn-out costs (2)	13,107	6,682	38,291	15,985
Certain legal costs (3)	(266)	1,646	4,260	7,805
Restructuring, severance and impairment (4)	2,179	952	6,612	213,199
Fair value adjustment - Droga5 (5)	—	—	—	473
Fair value adjustment - equity investments (5)	90	(1,547)	(13,614)	4,212
Equity method losses - Learfield IMG College (6)	14,831	31,354	76,291	238,891
COVID-19 related costs (7)	—	426	—	2,829
Other (8)	9,152	(6,772)	51,063	(50,367)
Adjusted EBITDA	$283,317	$178,331	$650,831	$399,996
Net income (loss) margin	4.6%	(2.5%)	(12.6%)	(22.6%)
Adjusted EBITDA margin	20.4%	20.6%	18.2%	15.9%

Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$63,613	$(21,819)	$(450,778)	$(568,845)
Net loss (income) attributable to non-controlling interests	(21,128)	(58,430)	141,980	(32,914)
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—	31,686	—
Net income (loss) attributable to Endeavor Group Holdings, Inc.	42,485	—	(277,112)	—
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(80,249)		(601,759)
Amortization	48,646	55,315	141,023	178,773
Equity-based compensation expense (1)	60,885	20,602	464,393	37,577
Merger, acquisition and earn-out costs (2)	13,107	6,682	38,291	15,985
Certain legal costs (3)	(266)	1,646	4,260	7,805
Restructuring, severance and impairment (4)	2,179	952	6,612	213,199
Fair value adjustment - Droga5	—	—	—	473
Fair value adjustment - equity investments (5)	90	(1,547)	(13,614)	4,212
Equity method losses - Learfield IMG College (6)	14,831	31,354	76,291	238,891
COVID-19 related costs (7)	—	426	—	2,829
Other (8)	9,152	(6,772)	51,063	(50,367)
Tax effects of adjustments (9)	19,176	(6,960)	90,407	(11,948)
Other tax items (10)	—	—	17,608	32,338
Adjustments allocated to non-controlling interests (11)	(66,566)	(13,051)	(404,028)	(52,744)
Adjusted Net Income	$143,719	$8,398	$195,194	$15,264

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The increase for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily due to modification of certain pre-IPO equity-based awards primarily to remove certain forfeiture and discretionary call terms as well as grants under the 2021 Incentive Award Plan that were issued in connection with the IPO. Equity-based compensation was recognized in all segments and Corporate for the three and nine months ended September 30, 2021 and 2020.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to remain our employees.

Such costs for the three months ended September 30, 2021 primarily related to professional advisor costs, which were approximately $9 million and primarily related to Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $4 million, which primarily related to our Representation and Events, Experiences & Rights segments.

Such costs for the three months ended September 30, 2020 primarily related to acquisition earn-out adjustments of approximately $6 million, primarily related to our Representation segment. Professional advisor costs were approximately $1 million primarily related to our Events, Experiences & Rights and Owned Sports Properties segments.

Such costs for the nine months ended September 30, 2021 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $24 million, which primarily related to our Events, Experiences & Rights and Representation segments. Professional advisor costs were approximately $14 million and primarily related to our Events, Experiences & Rights segment and Corporate.

Such costs for the nine months ended September 30, 2020 primarily related to professional advisor costs of approximately $10 million primarily related to our Events, Experiences & Rights and Representation segments. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $6 million, which primarily related to our Representation segment.

(3)
Includes costs related to certain litigation or regulatory matters in each of our segments and Corporate.
(4)
Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the three months ended September 30, 2021 primarily relates to the impairment of goodwill in our Representation segment.

Such costs for the three months ended September 30, 2020 included approximately $1 million for severance and restructuring expenses primarily related to COVID-19 and in our Events, Experiences & Rights segment.

Such costs for the nine months ended September 30, 2021 primarily related to the impairment of goodwill in our Representation and Events, Experiences & Rights segments.

Such costs for the nine months ended September 30, 2020 included approximately $11 million related to the impairment of certain other assets and investments, approximately $175 million related to the impairment of intangible assets and approximately $27 million for severance and restructuring expenses, in each case primarily related to COVID-19, and primarily related to our Representation and Events, Experiences & Rights segments.

(5)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.

(6)
Relates to equity method losses, including impairment charges, from our investment in Learfield IMG College following the merger of our IMG College business with Learfield in December 2018.

(7)
Includes COVID-19 related costs that are non-recurring and incremental costs that would have otherwise not been incurred. Such adjustment for the three months ended September 30, 2020 does not include the write-off of $2 million of deferred event costs, net of insurance recoveries, which is adjusted in our Events, Experiences & Rights segment profitability measure. Such adjustment for the nine months ended September 30, 2020 does not include the write-off of $7 million of deferred event costs, net of insurance recoveries, which is adjusted in our Events, Experiences & Rights segment profitability measure.

(8)
For the three months ended September 30, 2021, other costs were comprised primarily of losses of approximately $13 million on foreign exchange transactions, which related to all of our segments and Corporate, approximately a $2 million gain from an earnout related to the sale of an investment related to our Representation segment and a $2 million fee received from our Learfield IMG College investment in our Events, Experiences & Rights segment.

For the three months ended September 30, 2020, other costs were comprised primarily of a gain of approximately $17 million related to sales of investments related to our Representation segment, a loss of approximately $2 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment, and losses of approximately $7 million on foreign exchange transactions, which related to all of our segments and Corporate.

For the nine months ended September 30, 2021, other costs were comprised primarily of approximately $29 million related to a loss on debt extinguishment, which related primarily to Corporate, losses of approximately $15 million on foreign exchange transactions, which related to all of our segments and Corporate, a loss of approximately $10 million related to non-cash fair value adjustments of embedded foreign currency derivatives and a $2 million fee received from our Learfield IMG College investment, both of which related primarily to our Events, Experiences & Rights segment, approximately $2 million related to transaction costs associated with the repricing of the UFC Credit Facilities in our Owned Sports Properties segment and approximately a $2 million gain from an earnout related to the sale of an investment related to our Representation segment.

For the nine months ended September 30, 2020, other costs were comprised primarily of a gain of approximately $27 million related to the consolidation of a previously held equity interest in FC Diez Media, a gain of approximately $15 million related to the sale of an investment, a gain of approximately $8 million associated with the deconsolidation of Asian Tour Media Pte. Ltd., a gain of approximately $11 million related to non-cash fair value adjustments of embedded foreign currency derivatives and an approximately $4 million increase related to purchase price adjustments to deferred revenue and ticket inventory at On Location, all of which related primarily to our Events, Experiences & Rights segment.

(9)
Reflects the tax impacts with respect to each adjustment noted above by applying the annual effective tax rate, as applicable with the exception of the equity method losses recorded from our investment in Learfield IMG College, which is calculated on a discrete basis.

(10)
Such items for the nine months ended September 30, 2021 includes $7.4 million of deferred tax liabilities, recorded as a result of the IPO, associated with indefinite lived intangibles and tax expense of $10.2 million related to a change in tax rate in the United Kingdom. Such items for the nine months ended September 30, 2020 relate to a $32.3 million tax expense recorded as a result of acquisitions and subsequent tax restructurings.

(11)
Prior to the IPO and associated reorganization transactions, reflects the share of adjustments attributable to the non-controlling interests in UFC. Subsequent to the IPO and associated reorganization transactions, reflects the share of adjustments attributable to the non-controlling interests of certain former members of Endeavor Operating Company who retain ownership interests in Endeavor Manager and Endeavor Operating Company.

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

Debt facilities

As of September 30, 2021, we had an aggregate of $5.0 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the “Credit Facilities”) and UFC Holdings, LLC’s term loan and revolving credit facilities (the “UFC Credit Facilities” and, collectively with the Credit Facilities, the “Senior Credit Facilities”). As of September 30, 2021 we had available borrowing capacity of approximately $370 million under the Senior Credit Facilities.

Credit Facilities

As of September 30, 2021, we have borrowed an aggregate of $2.8 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the “ABR”) plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2020, we issued $260.0 million as a separate tranche of term loans, which accrued interest at a rate equal to adjusted LIBOR plus 8.50%, with a LIBOR floor of 1%. On June 29, 2021, we repaid the outstanding principal of $256.7 million as well as associated fees and expenses incurred due to early redemption of $28.6 million.

On May 20, 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. As of September 30, 2021, approximately 54% of our Term Loans is hedged. See Note 12, “Debt” to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of September 30, 2021, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. On June 29, 2021, we repaid $163.1 million under the revolving credit facility. As of September 30, 2021, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $26.0 million. The revolving facility matures on May 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on September 30, 2021, as we had no borrowing outstanding under the revolving credit facility.

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

UFC Credit Facilities

As of September 30, 2021, we have borrowed an aggregate of $2.2 billion of first lien term loans under the UFC Credit Facilities. Following a repricing under the UFC Credit Facilities in January 2021, borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 12, “Debt” and Note 22, "Subsequent Events" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of September 30, 2021, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt. On June 29, 2021, we repaid $180.2 million of first lien term loans under the UFC Credit Facilities. On October 27, 2021, we amended the facility to provide for a $600 million term loan, which we borrowed in full.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of September 30, 2021, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. The revolving facility under the UFC Credit Facilities matures on April 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on September 30, 2021, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of September 30, 2021, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to Endeavor Content and On Location, with total committed amounts of $528.7 million, of which $233.0 million was outstanding and $123.0 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2023 and 2026, bearing interest at rates ranging from 1.75% to 2.75%.

Other debt includes our Endeavor Content facility (the “Endeavor Content Facility,” which is an asset-based facility (“ABL”) used to fund television and film production). As of September 30, 2021, our Endeavor Content Facility had total capacity of $430.0 million, and we had $204.6 million borrowed. Our ability to borrow under the facility depends on there being sufficient borrowing base capacity, which in turn depends on the number and size of productions we are engaged in and the value of future receipts for the productions. The amounts borrowed under the facility will increase if we enter into additional productions, or decrease if we reduce our production activity. The Endeavor Content Facility matures on March

31, 2025. In July 2021, the capacity under the Endeavor Content Facility was increased from $325.0 million to $430.0 million. The outstanding borrowings under this facility have been classified as assets held for sale as of September 30, 2021.

Other debt also includes our On Location revolving credit agreement, which has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the “OL Credit Facility”). As of September 30, 2021, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on February 27, 2025. In August, On Location increased its borrowing capacity under its revolving credit agreement from $20.0 million to $42.9 million and the maturity date was extended from February 2025 to the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities.

Both the Endeavor Content Facility and the OL Credit Facility contain restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net income, adjusted for non-cash items	$741,224	$183,401
Changes in working capital	64,987	131,478
Changes in non-current assets and liabilities	(618,142)	(208,919)
Net cash provided by operating activities	$188,069	$105,960
Net cash used in investing activities	$(408,630)	$(323,843)
Net cash provided by financing activities	$371,055	$473,305

Operating activities changed from $106.0 million of cash provided in the nine months ended September 30, 2020 to $188.1 million of cash provided in the nine months ended September 30, 2021. Cash provided in the nine months ended September 30, 2021 primarily represents a smaller net loss of $450.8 million from the continued recovery from COVID-19 and higher amortization of content costs of $319.8 million from content deliveries at Endeavor Content partially offset by an increase in other assets of $699.7 million from additional investments in Endeavor Content film assets. Cash provided in the nine months ended September 30, 2020 primarily represents a decrease in accounts receivable and deferred costs of $263.8 million and $71.6 million due to the adverse impact from COVID-19 resulting in changes to the timing of collections and payments from modified event and media rights schedules.

Investing activities changed from $323.8 million of cash used in the nine months ended September 30, 2020 to $408.6 million of cash used in the nine months ended September 30, 2021. Cash used in the nine months ended September 30, 2021 primarily reflects payments for acquisitions of businesses, primarily for NCSA, Mailman and FlightScope, of $258.5 million, and investments in non-controlled affiliates, primarily Learfield IMG College, of $139.7 million. Cash used in the nine months ended September 30, 2020 primarily reflects payments for acquisitions of businesses, primarily On Location, of $314.7 million, capital expenditures of $59.9 million and investments in non-controlled affiliates of $33.0 million.

Financing activities changed from $473.3 million of cash provided in the nine months ended September 30, 2020 to $371.1 million of cash provided in the nine months ended September 30, 2021. Cash provided in the nine months ended September 30, 2021 primarily reflects proceeds from the equity offerings, net of underwriting discounts, primarily from the IPO and private placements, of $1,886.6 million partially offset by $835.7 million used for the UFC Buyout and net payments on debt of $654.9 million. Cash provided in the nine months ended September 30, 2020 primarily reflects net proceeds from debt of $591.4 million partially offset by distributions of $83.5 million primarily made by UFC.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations, (3) available borrowings under our Senior Credit Facilities, including $600 million that was borrowed in October 2021 (which borrowings would be subject to certain restrictive covenants contained therein) and (4) proceeds from the potential sale of the restricted Endeavor Content business. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service for at least the next 12 months. However, the ongoing COVID-19 pandemic has had and continues to have a significant impact on cash flows from operations. We expect that the impact of COVID-19 on revenue and cash flows will vary, but will generally depend on the duration of the pandemic, the extent and effectiveness of mass vaccinations, emerging variants of the virus, additional actions that may be taken by governmental authorities, changes in consumer preferences towards our business and the industries in which we operate and additional postponements or cancellation of live sporting events and other in person events.

Our cash and cash equivalents consist primarily of cash on deposit with banks and liquid investments in money market funds. As of September 30, 2021, cash and cash equivalents totaled $1,028.7 million, including cash held at non-wholly owned consolidated subsidiaries where cash distributions may be subject to restriction under applicable operating agreements or debt agreements and, due to such restrictions, may not be readily available to service obligations outside of those subsidiaries. These balances, which primarily consist of Endeavor China and On Location were $118.9 million as of September 30, 2021.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions (including OpenBet) and settle acquisition earn-outs from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreements, (7) pay income taxes, (8) repurchase employee equity (9) make distributions to members and stockholders and (10) reduce our outstanding indebtedness under our Senior Credit Facilities.

We expect to refinance the Senior Credit Facilities prior to the maturity of the outstanding loans, with the first maturity for outstanding term loans under the Senior Credit Facilities occurring in 2025. We currently anticipate being able to secure funding for such refinancing at favorable terms, however our ability to do so may be impacted by many factors, including our growth and other factors specific to our business as well as macro- economic factors beyond our control, including as a result of COVID-19.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreements. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. The first payment would be due after the filing of our tax return for the year ending December 31, 2021, which is due April 15, 2022, but the due date can be extended until October 15, 2022. Payments under the tax receivable agreements will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries.

Under the tax receivable agreements, as a result of certain types of transactions or occurrences, including a transaction resulting in a change of control or a material breach of our obligations under the tax receivable agreements, we may also be required to make payments to the TRA Holders in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreements. If the payments under the tax receivable agreements are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreements as a result of having insufficient funds (including because our credit agreements restrict the ability of our subsidiaries to make distributions to us) such payments will generally be deferred and will accrue interest until paid.

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Policies and Estimates” in the Prospectus. During the nine months ended September 30, 2021, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed.

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

Contractual Obligations, Commitments and Contingencies

As described in Note 20 to our unaudited consolidated financial statements, during 2021, we entered into new arrangements increasing our purchase/guarantee agreements by $1.3 billion, which will be due in 2021 through 2028. There have been no other material changes to our contractual obligations disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $1.5 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of September 30, 2021, a 1% increase in the effective interest rates would have increased our annual interest expense by $39 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the nine months ended September 30, 2021, revenues would have decreased by approximately $94.7 million and operating income would have improved by approximately $7.5 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 20 to our unaudited consolidated financial statements elsewhere in this Quarterly Report.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and of Amendment No.1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021, which risk factors are incorporated herein by reference. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#	Equity Purchase Agreement, dated September 27, 2021, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company LLC and Scientific Games Company	8-K	001-40373	2.1	09/28/2021

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.					*

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1	Amendment No. 1, dated August 12, 2021 to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-40373	10.24	08/16/2021

10.2	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

* Filed herewith

** Furnished herewith

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: November 15, 2021	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)