Form 10-K
period 2021-12-31
Endeavor Group Holdings, Inc.
filed 2022-03-16
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2021, was $4,689,714,136. Solely for the purposes of this disclosure, shares of common stock held by the registrant’s executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 4, 2022, there were 268,606,065 shares of the registrant’s Class A common stock outstanding, 184,056,993 shares of the registrant's Class X common stock outstanding and 237,143,482 shares of the registrant's Class Y common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including without limitation, statements regarding our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, future events or expected performance, are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms "aim," "anticipate," "believe," "could," "mission," “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “predict,” “potential,” “contemplate,” or, in each case, their negative, or other, variations or comparable terminology and expressions. The forward-looking statements in this Annual Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:

•
changes in public and consumer tastes and preferences and industry trends;
•
impacts from changes in discretionary and corporate spending on entertainment and sports events due to factors beyond our control, such as adverse economic conditions, on our operations;
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

•
risks related to tax matters;
•
risks related to our Class A common stock; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those contemplated that are found in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

These risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

You should read this Annual Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

DEFINITIONS

As used in this Annual Report, unless we state otherwise or the context otherwise requires:

•
“we,” “us,” “our,” “Endeavor,” the “Company,” and similar references refer (a) after giving effect to the reorganization transactions, to Endeavor Group Holdings and its consolidated subsidiaries, and (b) prior to giving effect to the reorganization transactions, to Endeavor Operating Company and its consolidated subsidiaries.
•
“Concurrent Private Placements” refers to the purchase by new and current investors concurrent to the closing of our IPO of an aggregate 75,584,747 shares of Class A common stock at a price per share of $24.00 (the “Private Placement”), of which 57,378,497 were purchased from us and 18,206,250 were purchased from an existing investor, resulting in net proceeds received by us from the IPO and the Private Placement, after deducting underwriting discounts and commissions but before deducting offering expenses of approximately $1,901.5 million.
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
•
“Governing Body” means the Company’s governing body, which is exclusively vested with all of the powers of our board of directors (under applicable Delaware law) in the management of our business and affairs and that acts in lieu of our board of directors to the fullest extent permitted under Delaware law, SEC rules and the rules of the New York Stock Exchange ("NYSE"). Prior to a Triggering Event, the Executive Committee is the Governing Body and, any action by our board of directors requires the prior approval of the Executive Committee, except for matters that are required to be approved by the Audit Committee (or both the Executive Committee and the Audit Committee), or by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, or as required under Delaware law, SEC rules and NYSE rules.
•
“Management Holdcos” refers to WME Holdco, LLC and certain other management holding companies, the equity owners of which include current and former senior officers, employees or other service providers of the Company.
•
“Other UFC Holders” refers to the other persons that hold equity interests in UFC Parent and certain of their affiliates.
•
“Post-IPO TRA Holders” refers to certain of our pre-IPO investors and certain affiliates of our pre-IPO investors, including certain members of pre-IPO management holding vehicles, and certain of the Other UFC Holders or their affiliates.
•
“reorganization transactions” refers to the internal reorganization completed in connection with our May 2021 initial public offering ("IPO"), following which Endeavor Group Holdings manages and operates the business and control the strategic decisions and day-to-day operations of Endeavor Operating Company through Endeavor Manager and includes the operations of Endeavor Operating Company in its consolidated financial statements.
•
“Silver Lake Equityholders” refers to certain affiliates of Silver Lake that are our stockholders.
•
“Triggering Event” means the earlier of (i) the date on which neither Messrs. Emanuel nor Whitesell is employed as our Chief Executive Officer or Executive Chairman and (ii) the date on which neither Messrs. Emanuel nor Whitesell own shares of our Class A common stock representing, and/or own securities representing the right to own (including Endeavor Profits Units), at least 25% of the shares of our Class A common stock and securities representing the right to own shares of our Class A common stock owned by Messrs. Emanuel and Whitesell, respectively, as of the completion of the IPO.
•
“UFC LLC Agreement” refers to the limited liability company agreement which governs the management of UFC Parent and the rights of UFC's Parent's equityholders.
•
“UFC Parent” refers to Zuffa Parent LLC, which owns and operations the Ultimate Fighting Championship ("UFC"), the professional mixed martial arts ("MMA") organization.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our securities. Principal risks and uncertainties affecting our business include the following:

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
•
the impact of the ongoing COVID-19 global pandemic could continue to materially and adversely affect our business, financial condition and results of operations;
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
•
our business involves potential internal conflicts of interest due to the breadth and scale of our platform;
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
•
we may be unable to protect our trademarks and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights;
•
the MLB Professional Development League ("PDL") rules and regulations impose certain restrictions on the operations of the Company and its subsidiaries;
•
we are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business;
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
•
we are controlled by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, whose interests in our business may be different than our holders of Class A common stock, and our board of directors has delegated significant authority to an Executive Committee and to Messrs. Emanuel and Whitesell;
•
we have a substantial amount of indebtedness, which could adversely affect our business;
•
we are a holding company and our principal asset is our indirect equity interests in Endeavor Operating Company and, accordingly, we are dependent upon distributions from Endeavor Operating Company to pay taxes and other expenses; and
•
we are required to pay certain of our pre-IPO investors, including certain Other UFC Holders, for certain tax benefits we may claim (or are deemed to realize) in the future, and the amounts we may pay could be significant.

PART I

Item 1. Business

Endeavor Group Holdings, Inc. is a global sports and entertainment company. We own and operate premium sports properties, including the UFC, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports and entertainment talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, brand licensing, and experiential marketing. Today the integration of our broad range of capabilities, along with our owned and managed premium sports and entertainment properties, drives network effects across our platform. We measure these effects by evaluating the impact that activity in one business segment has on growth in another.

We believe that our unique business model gives us a competitive advantage in the industries in which we operate. Our direct ownership of scarce sports properties positions us to directly benefit from the generally rising value of sports assets, while giving us direct control to make decisions that sustain the long-term value of our properties. Our dual role as an intellectual property owner and as a trusted advisor to clients and rights holders allows us to make connections across our platform, increasing the earnings of our clients and the value of our sports and entertainment properties. We generally participate in the upside related to the commercial success of content with limited risk and we benefit from demand from both traditional and next generation distributors. We own and manage a diverse mix of live and virtual events and experiences in the sports, entertainment, fashion, and art categories. The insights we gain from our connectivity across the sports and entertainment ecosystem may enable us to spot trends before they emerge and make strategic investments to enhance our growth.

We operate across three segments: (i) Owned Sports Properties, (ii) Events, Experiences & Rights, and (iii) Representation, which are covered in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview.” Our segments are presented in the table below:

We generate revenue in both a principal and an agency capacity and use risk mitigation strategies including pre-sales and licensing when we take on investment risk in content or sports rights. Our business has benefited from strong revenue visibility via sports rights fee payments, predictable client commissions, content rights payments, recurring annual or quadrennial events, corporate client retainers, licensing agreements, and annual tuition payments. We believe that visibility into our performance provides us with a stable and growing revenue base.

Our Business and Integrated Global Platform

Across our segments, our global platform of premium owned assets and integrated set of capabilities, including Client Representation, Media Production & Distribution, Experiential Marketing, and Brand Licensing, drives revenue generation opportunities, improves client retention, and increases the flow of acquisition and investment opportunities.

Given the architecture of our Company, we are able to drive powerful network effects that reinforce the value of the platform. We believe the greater the depth of our capabilities and global reach, the greater our ability to retain clients and drive new signings. The more top-tier clients we bring to market, the more relevant we become to streamers, linear networks, and corporate partners. The more sports, events, and experiences inventory we have, the more opportunity we can deliver to our global sponsors. We also believe that our growing global insights enhance our judgment on investments made, while the more we are able to learn from our clients, the more we can enhance the value and growth we deliver long term.

Owned Sports Properties

We believe that our Company is distinguished by our ownership of intellectual property, including UFC, a global sports property and the premier mixed martial arts sports organization, and PBR, an internationally renowned Western lifestyle competitive event series. UFC was founded in 1993 and has grown in popularity after hosting more than 500 events, growing its fan base to more than 625 million fans, and now reaching a global audience of approximately 1 billion households through an increasing array of broadcast license agreements and our owned FIGHT PASS streaming platform. PBR is the world’s premier bull riding circuit with more than 500 bull riders competing in more than 200 bull riding events each year. PBR’s two primary US tours have averaged over 10% annual attendance growth since PBR was acquired in 2015. We also have an up to 20-year strategic partnership with Euroleague, consisting of an initial 10-year term that began in 2016 with a 10-year renewal provision subject to certain conditions. As sports property owners, we retain control over the organization, promotion and marketing of UFC and PBR, and the monetization of their events and media distribution. At the end of 2021, we acquired six Professional Development League clubs (the "PDL Clubs"), affiliated with the Atlanta Braves, Chicago Cubs, Los Angeles Dodgers, New York Yankees and St. Louis Cardinals.

Events, Experiences & Rights

We own, operate, or represent more than 800 events annually around the globe, including live sports events covering more than 15 sports across more than 25 countries (e.g. Miami Open), international fashion weeks (e.g. New York Fashion Week), art fairs (e.g. Frieze London), and music, culinary, and lifestyle festivals (e.g. Hyde Park Winter Wonderland). In January 2020, we acquired On Location, a leading provider of premium live event experiences across sports and music in North America with more than 900 experiences built around major events like the Super Bowl, Ryder Cup, NCAA Final Four, Coachella and upcoming Olympic Games. We also operate IMG Academy, a sports training institution serving more than 1,200 full-time students and approximately 10,000 campers and adult athletes annually, and dozens of professional athletes, teams, leagues, and corporate clients annually.

In addition, we are a full-service content production and distribution platform with experience in development, financing, production, marketing and sales, servicing hundreds of creators, sports leagues and federations, events and other brands, as well as our owned sports intellectual property. Our state-of-the-art studios produce tens of thousands of hours of sports programming annually for leading sports properties, such as the English Premier League, Wimbledon, and Ryder Cup, as well as for our owned assets including UFC and PBR.

As one of the largest independent global distributors of sports and entertainment programming, we sell media rights globally on behalf of more than 150 clients, such as the International Olympic Committee ("IOC"), the National Football League ("NFL") and the National Hockey League ("NHL") and for our owned assets including UFC and PBR. We also provide league advisory services given the array of experience we have to offer. Through IMG ARENA, we work with more than 470 leading sportsbook brands worldwide to deliver live streaming video and data feeds for more than 45,000 sports events annually, as well as for on-demand virtual sports products including our own UFC Event Centre. We leverage the technology derived from IMG ARENA to provide streaming video solutions to our clients and our owned assets via Endeavor Streaming. We believe that our collective offering is more important than ever, as premium content is consistently in high demand and in short supply.

Representation

We represent many of the world’s greatest creators, performers, influencers, athletes, and models across entertainment, sports, and fashion. In 2021, WME clients were involved in eight of the top 10 grossing films at the domestic box office. We were responsible for arranging the essential elements for more than 330 scripted series on broadcast, cable, and streaming channels. WME also closed deals for more than 150 new books, including 87 bestsellers, with 18 at No. 1. We had a strong presence at major music festivals in 2021– with three out of the four headliners at Lollapalooza – and in theater, WME clients took home 10 wins at the 2021 Tony Awards. We are dedicated to helping our clients increase the monetization potential of their intellectual property, build enduring brands, diversify and grow their businesses, and expand their geographic reach.

We are also a leading provider of licensing services to entertainment, sports, and consumer products brands, having earned a No. 1 ranking based on total retail sales of nearly $15 billion, according to License Global magazine in 2021. We license our owned intellectual property including the UFC and PBR, and represent third party brands across the automotive, fashion, lifestyle, entertainment, athletics, legends, personalities, corporate, sports league, and event categories. Our clients include Anheuser-Busch InBev, Jeep, Lamborghini, Epic Games (Fortnite), Arnold Palmer, Harvard, the Gap, and the NFL.

Meanwhile, our corporate marketing services are delivered by 160over90, our premium, full-service marketing business that provides experiential, influencer, digital and cultural marketing, and public relations expertise. We work on behalf of some of the world’s largest consumer facing brands that collectively spend over $80 billion in worldwide advertising annually according to AdAge in 2020, including Anheuser-Busch InBev, AT&T, and Coca-Cola. Through our platform of owned and operated events and represented clients, our marketing services have access to unique content and activation opportunities, which we believe provides us with a competitive advantage.

Our Competitive Strengths

Ownership of Intellectual Property

We believe that our Company is distinguished by our ownership of scarce intellectual property, including UFC, PBR and Euroleague. UFC posted its best year ever in 2021, including signing landmark partnership deals with Crypto.com and DraftKings. PBR live attendance, sponsorship revenue and licensing revenue are all up significantly since our 2015 acquisition, and the sport has broadened its distribution on multiple fronts, including with a long-term, linear TV deal with CBS and streaming service on PlutoTV. In addition to these sports properties, we also own marquee global events including the Miami Open, HSBC Champions, Frieze Art Fair, New York Fashion Week, and Hyde Park Winter Wonderland, which have seen significant increases in sponsorship and hospitality sales generated between 2019 and 2021.

Perpetual Demand for Premium Content

Our platform allows us to participate in industries that are benefitting from increasing demand for content in all forms. We are positioned at the center of this demand through our owned sports properties, media production and distribution, and client representation businesses. We operate across all genres and benefit regardless of how and where the demand for this content is fulfilled. In 2021, we had more than 330 new and returning WME series across broadcast, cable and streaming, converted more than 230 books to film/television and closed more than 200 podcast deals. Premium sports and entertainment content values have consistently appreciated as new distribution models and technology broaden access and enhance the consumer experience. The value of sports programming has significantly increased as media networks and over-the-top services rely on premium sports to differentiate their offerings and retain subscribers. Disruption has increased the value of sports media rights as illustrated in consistent increases in Contract Average Annual Values (AAV) over previous contracts. As digital video distribution services such as ESPN+, Disney+, Peacock, HBO Max, and others have proliferated in recent years, demand has surged. Additionally, commercially successful movies and television programming have lasting resonance that drives consumption at release and over time across multiple points of purchase. The long tail of premium content has thereby enabled significant value creation to accrue to the creators who we represent as well as shareholders.

Positioned Where the Consumer is Going in Experiential

According to 2018 research presented by Expedia and The Center for Generational Kinetics, LLC, 74% of Americans place more value on experiences than products or things. A University of Texas at Austin research paper published in May 2020 found that consumers were happier when spending on experiences as opposed to material items. This trend has driven us to invest in our portfolio of more than 800 events globally across sports, music, art, fashion, and culinary. Our premium events include UFC, PBR, Miami Open, Frieze Art Fair, Hyde Park Winter Wonderland, and New York Fashion Week. Through IMG Academy and Next College Student Athlete ("NCSA"), we offer an elite academic and athletic experience, with 90% of Academy graduates moving on to play collegiate sports in 2021 (compared to 7% nationally). On Location, meanwhile, is a leading provider of premium entertainment and travel experiences, offering a large portfolio of events, tours, and hospitality packages across sports and music events including the Super Bowl, which experienced record hospitality sales for Super Bowl LVI (2022), marking the largest single hospitality event in the business’ history, as well as the future Olympic Games, the Ryder Cup, NCAA Final Four, and Coachella.

Creating Asymmetric Risk / Reward Opportunities

We believe that the insights that we have gained from our vast network reduce the risk of organic investment and mergers and acquisitions. Our team evaluates potential merger and acquisition opportunities with the benefit of data and industry knowledge that enables us to identify integration synergies and better forecast revenue growth potential. Our role as an industry counterpart often avails us early insights into strategic processes. We often have the opportunity to invest in and support new business ventures that we have negotiated on behalf of our clients, and our commission structure allows us to participate alongside them in their commercial success. In 2021, we closed more than 30 equity deals within this framework on behalf of clients and invested in several as a company.

Platform Integration Drives Upside for Our Stakeholders

The practical linkages between our business units have produced myriad examples of maximized revenue generation opportunities, improved client acquisition and retention, and proprietary acquisition and investment opportunities. Each of our owned assets and capabilities reinforces the others, creating a global platform that is very difficult to replicate. We have executed multi-pronged growth strategies on behalf of clients such as Serena Williams, Dwayne “The Rock” Johnson, Mark Wahlberg, Maria Sharapova, and many others, leveraging our network to forge meaningful partnerships between our talent and brands. Through our deep relationships and expertise in sports like golf and tennis, we have expanded our capabilities in the sports betting and data industry via IMG ARENA. Our sports rights and representation businesses have similarly helped unlock investment and advisory opportunities for properties such as the PGA and Euroleague. We have realized top line and cost synergies as we have integrated more than 20 acquisitions including IMG, UFC, PBR, 160over90, On Location and NCSA.

Strong Revenue Visibility

Our services are underpinned by highly visible and recurring revenue streams across the platform. A primary example is our 7-year UFC media rights deal with ESPN. We have numerous similarly contracted revenue streams from media rights contracts in our media rights and distribution business. Our work with recurring annual events such as Wimbledon and quadrennial events such as the Rugby World Cup adds to the recurring revenue nature of our business. We also have retainer-based agreements with many of our marketing clients and visibility into commissions on licensing arrangements. Our representation business benefits from revenue visibility, as measured by industry award recognitions, predictable production volumes, and residual income streams from past client bookings and content packages. We also benefit from strong revenue visibility from annual owned and operated events like the Miami Open and New York Fashion Week, which have been running successfully for decades. Finally, our four-year tuition-based IMG Academy provides a high degree of revenue visibility.

Our Growth Strategies

Leverage Our Platform to Expand Globally and Increase Platform Productivity

We intend to continue leveraging our integrated global platform to maximize the growth potential of our business. The convergence of the sports, entertainment, live events, and technology ecosystems has expanded use cases, exposure and monetization opportunities for our premium intellectual property, content and experiences, and our clients. We believe that our integrated capabilities and global reach allow us to deepen relationships with existing clients, attract new clients and partners, and access proprietary acquisition and investment opportunities that contribute to our growth and strengthen our network. We have had success moving our clients across the platform, increasing their monetization capacity and improving our growth.

Expand our Experiential Offering

The concert, sports, and live entertainment categories have been increasingly prioritized over material goods by younger demographics. With a portfolio of more than 800 owned or managed events across Endeavor and 900 experiences curated by On Location, we believe we are well positioned to take advantage of these continuing secular trends and create new offerings and investment opportunities. IMG Academy, meanwhile, is a sports training institution with the ability to expand its campus footprint as well as its products and offerings, such as the addition of virtual training and digital recruiting.

Invest in Adjacent High Growth Industry Segments

Our global platform has enabled us to enter new, fast-growing industry segments where we are able to leverage long standing business partnerships and relevant commercial insights to accelerate scale. Many of our businesses have historically grown faster than their industry benchmarks in Global Media Rights Expenditure, Premium Content and Global Sports Gaming, to name a few. Our existing footprint, meanwhile, helps to facilitate organic investment in new adjacent industry segments. We have successfully executed against these opportunities that have emerged in sports gaming (IMG ARENA), streaming (Endeavor Streaming), experiential marketing (160over90), and partnerships with our clients (Talent Ventures).

Emphasize Strategic Growth Through Mergers and Acquisitions on Our Unique Platform

Our disciplined mergers and acquisitions strategy has been focused on investing in intellectual property and acquiring capabilities for our global platform. We have successfully completed more than 20 mergers and acquisitions since 2014. We will continue to invest in mergers and acquisitions (i.e., OpenBet, Madrid Open) to complement our internal capabilities and enhance the value of our network. We believe that a highly curated owned intellectual property asset base, diverse client mix, and global capabilities set further enhances the ecosystem connectivity that makes our platform the ideal home for numerous future acquisition targets that fit the profile of our investment strategy.

Intellectual Property and Other Proprietary Rights

We consider intellectual property to be very important to the operation of our business and to driving growth in our revenues, particularly with respect to professional engagements, sponsorships, licensing rights, and media distribution agreements. Our intellectual property includes the “Endeavor,” “WME,” “William Morris Endeavor,” “IMG,” “UFC,” “Miss Universe” and “PBR” brands in addition to the trademarks and copyrights associated with our content and events, and the rights to use the intellectual property of our commercial partners. Substantially all of our intellectual property and owned assets that we acquire are protected by trademarks and copyright, whether registered or unregistered.

Competition

The entertainment, sports, and content industries in which we participate are highly competitive. We face competition from alternative providers of the services, content, and events we and our clients and owned assets offer and from other forms of entertainment and leisure activities.

In our Events, Experiences & Rights segment, we face competition from other live, filmed, televised and streamed entertainment, including competition from other companies in the media rights industry. In our Representation segment, we compete with other agencies that represent and/or manage clients including talent and brands. In our Owned Sports Properties segment, we face competition from sports leagues, associations, promotions, and events. For a discussion of risks relating to competition, see Part I, Item 1A. “Risk Factors—The markets in which we operate are highly competitive, both within the United States and internationally.”

Human Capital Resources

General

We believe the strength of our workforce is critical to our long-term success. Endeavor’s human capital management objectives include attracting, retaining, and developing high performing and diverse talent and empowering them with our guiding principles of persistence, collaboration, excellence, and inclusion.

As of December 31, 2021, we had approximately 7,700 employees in 29 countries. This includes over 5,300 employees in five countries in the Americas, over 1,900 employees in 12 countries in EMEA, and over 430 employees in 12 countries in APAC. We have invested and focused extensively on the training and development of our employees, from both a personnel and technology perspective. We believe that our relations with our employees are good.

Talent Development

Endeavor recognizes nurturing talent and embracing the constant evolution that leadership requires is crucial to our collective success. We have invested in learning opportunities that strengthen the role of leaders, as well as offering all employees opportunities for professional growth and skill development through free access to a broad range of courses and presentations on varying industry topics.

Diversity and Inclusion

Endeavor strives to create a work environment that is more reflective of the diverse communities in which we work and to use our cultural influence to challenge methods and systems that result in inequity. The Company has established initiatives to address pressing societal issues through advocacy and action within our own walls and beyond. We recognize diversity, equity, and inclusion (DE&I) is intrinsically linked to business success and have established company-wide working groups and dedicated accountability teams of company leaders (vice president-level and above) to ensure ongoing progress is made.

To continue advancing our efforts to ensure our global workforce is more representative of our communities, we launched and/or expanded the following initiatives in 2021:

•
Created and distributed Diversity Accountability Dashboards, comprised of divisional representation metrics from each of our businesses, which are overseen by senior leaders across each business, along with an accompanying accountability matrix to help remain in line with overarching Endeavor-wide goals and commitments;
•
Enhanced a range of key recruitment practices, including formalizing our employee referral program to help limit patronage hiring; standardizing WME’s trainee recruitment program to ensure a fair and equitable selection process; and conducting substantial recruiting efforts among participants in our industry access programs, who are largely from historically excluded and/or underrepresented backgrounds;
•
Expanded our MindGym Global Bias Awareness and Allyship Training, launching the second in a series of two workshops. The training was attended by thousands of existing employees globally and remains available for every new hire;
•
Launched a new Self-ID Campaign in the U.K., allowing for current and new employees to self-identify based on race/ethnicity, gender-identity (inclusive of transgender identification), sexual orientation and more;
•
Brought in third-party experts to facilitate leadership development workshops at offsites across a range of businesses, including for Endeavor's executive leadership team;
•
Launched a new training program in partnership with GLAAD encompassing two parts: LGBTQ+ 101 and 201, built to educate and familiarize employees with the LGBTQ+ experience and help enhance awareness and advocacy in the representation of LGBTQ+ talent; and
•
Completed our year-one industry commitments under #ChangeHollywood and continued our partnership with Color of Change to establish a range of commitments for year two.

Compensation and Benefits

The objective of our compensation and benefits programs is to provide a total rewards package that will attract, retain, motivate and reward high-performing, qualified and skilled workforce necessary for our continued success across our diverse businesses. We seek to do this by linking compensation to company and business unit performance, as well each individual’s contributions to the results achieved. In addition to competitive base salaries, the company accomplishes this through annual cash-based bonus plans for eligible employees and long-term incentive plans for its executives.

Endeavor is committed to providing comprehensive benefit programs that enhance the total well-being of our people – and their families – both in and outside of work. Our programs are designed to inspire our people to prosper physically, mentally, socially, and financially. Some examples of our wide ranging benefits offered include: health insurance, paid and unpaid leaves, a retirement plan, life insurance, disability/accident coverage, and mental health counseling and support.

COVID-19 Response

The health and safety of our employees, talent, event attendees, and communities in which we operate is a top priority. We have implemented safety protocols at events and in offices in line with expert guidelines and government regulations where applicable.

In response to the COVID-19 pandemic, we implemented policies that we consider to be in the best interest of employees. We believe we have been able to continue business operations seamlessly without sacrificing our commitment to keeping employees safe during the COVID-19 pandemic.

Regulation and Legislation

We are subject to federal, state and local laws, both domestically and internationally, and at the state level by athletic commissions, governing matters such as:

•
licensing laws for talent agencies, such as California’s Talent Agencies Act and the New York General Business Law;

•
licensing laws for athletes;
•
operation of our venues;
•
licensing, permitting, and zoning;
•
health, safety, and sanitation requirements;
•
the service of food and alcoholic beverages;
•
working conditions, labor, minimum wage and hour, citizenship, immigration, visas, harassment and discrimination, and other labor and employment laws and regulations
•
our employment of youth workers and compliance with child labor laws;
•
compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), the U.K. Bribery Act 2010 (the "Bribery Act") and similar regulations in other countries, as described in more detail below;
•
antitrust and fair competition;
•
data privacy and information security;
•
marketing activities;
•
environmental protection regulations;
•
imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls;
•
licensure and other regulatory requirement for the supply of sports betting data and software to gambling operators;
•
licensing laws for the promotion and operation of MMA events; and
•
government regulation of the entertainment and sports industry.

We monitor changes in these laws and believe that we are in material compliance with applicable laws. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business—We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business.”

Many of the events produced or promoted by our businesses are presented in venues which are subject to building and health codes and fire regulations imposed by the state and local governments in the jurisdictions in which the venues are located. These venues are also subject to zoning and outdoor advertising regulations and require a number of licenses in order for us to operate, including occupancy permits, exhibition licenses, food and beverage permits, liquor licenses, and other authorizations. In addition, these venues are subject to the U.S. Americans with Disabilities Act of 1990 and the U.K.’s Disability Discrimination Act 1995, which require us to maintain certain accessibility features at each of the facilities. Lastly, these venues have been subject to federal and local restrictions from time to time as a result of the COVID-19 pandemic.

In various states in the United States and some foreign jurisdictions, we are required to obtain licenses for promoters, medical clearances and other permits or licenses for our athletes, and permits for UFC’s live events in order for us to promote and conduct those events. Generally, we or our employees hold promoters and matchmakers licenses to organize and hold UFC’s live events. We or our employees hold these licenses in a number of states, including California, Nevada, New Jersey, and New York.

We are required to comply with the anti-corruption laws of the countries in which we operate, including the FCPA and the Bribery Act. These regulations make it illegal for us to pay, promise to pay, or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

Our entertainment, sports, and content businesses are also subject to certain regulations applicable to our web sites and mobile applications. We maintain various web sites and mobile applications that provide information and content regarding our businesses and offer merchandise and tickets for sale. The operation of these web sites and applications may be subject to a range of federal, state, and local laws.

Gaming regulations in the jurisdictions in which we operate are established by statute and are administered by a regulatory agency with broad authority to interpret gaming regulations and to regulate gaming activities. Regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits, or findings of suitability for our company, individual officers, directors, major stockholders, and key employees. We believe we hold all of the licenses and permits necessary to conduct our business in this space, including IMG ARENA’s business, which provides data and video for more than 45,000 sports events per year to sports betting platforms.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities Exchange Commission (the "SEC"). You may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE,

Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

You can find more information about us online at our investor relations website located at www.investor.endeavorco.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Annual Report.

Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference call webcasts, as well as our investor relations site at investor.endeavorco.com. In addition, you may automatically receive email alerts and other information about Endeavor when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investor.endeavorco.com.

Item 1A. Risk Factors

Investing in our Class A common stock involves substantial risks. You should carefully consider the following factors and all other information in this Annual Report before investing in our Class A common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our Class A common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. While we believe these risks and uncertainties are especially important for you to consider, we may face other risks and uncertainties that could adversely affect our business. Please also see “Forward-Looking Statements” for more information.

Risks Related to Our Business

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the talent, brands, and owners of intellectual property we represent, and the assets we own. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, including the market demand for the distribution rights to live sports events, which are unpredictable and may be affected by changes in the social and political climate, or global issues such as the COVID-19 pandemic. Changes in consumers’ tastes or a change in the perceptions of our brands and business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our services and content offerings or those of our clients and owned assets across our platform, which could have an adverse effect on our business, financial condition and results of operations.

Consumer tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We may invest in our content and owned assets, including in the creation of original content, before learning the extent to which it will achieve popularity with consumers. For example, as of December 31, 2021, we have committed to spending approximately $3.0 billion in guaranteed payments for media, event, or other representation rights and similar expenses, regardless of our ability to profit from these rights. A lack of popularity of these, our other content offerings, or our owned assets, as well as labor disputes, unavailability of a star performer, equipment shortages, cost overruns, disputes with production teams, or adverse weather conditions, could have an adverse effect on our business, financial condition and results of operations.

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

The impact of the ongoing COVID-19 global pandemic could continue to materially and adversely affect our business, financial condition and results of operations.

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

While activity has resumed in all of our businesses and restrictions have been lessened or lifted in most cases, restrictions impacting certain of our businesses remain in effect in locations where we are operating and could in the future be reduced or increased, or removed or reinstated. For those live events that resumed, attendance may continue at significantly reduced levels throughout 2022, and any resumption may bring increased costs to comply with new health and safety guidelines. As a result of this and numerous other uncertainties, including the duration of the pandemic, the effectiveness of mass vaccinations (including against emerging variant strains) and other public health efforts that may in the future be implemented to mitigate the impact of the pandemic, additional postponements or cancellations of live sporting events and other in-person events, and changes in consumer preferences towards our business and the industries in which we operate, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows; however, its impact may be significant. We expect that any recovery will continue to be gradual and that the wider impact on revenue and cash flows will vary, but will generally depend on the factors listed above and the general uncertainty surrounding COVID-19. We will continue to assess the situation, including abiding by any new government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact that COVID-19 will have on our operations going forward due to the aforementioned uncertainties.

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

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced agents, managers, and other key personnel, retain or attract agency clients or customers, or enter into multimedia, licensing, and sponsorship engagements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management or our agents, managers, and other key personnel. In addition, we are dependent for a portion of our revenues on the relationships between content providers and the clients and key brands, such as sports leagues and federations, that we represent, many of whom are public personalities with large social media followings whose actions generate significant publicity and public interest. Any adverse publicity relating to such individuals or entities that we employ or represent, or to our company, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination, or other misconduct, could result in significant media attention, even if not directly relating to or involving Endeavor, and could have a negative impact on our professional reputation. This could result in termination of licensing or other contractual relationships, or our employees’ ability to attract new customer or client relationships, or the loss or termination of such employees’ services, all of which could adversely affect our business, financial condition, and results of operations. Our professional reputation could also be impacted by adverse publicity relating to one or more of our owned or majority owned brands, events, or businesses.

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

Our business involves potential internal conflicts of interest due to the breadth and scale of our platform.

Increasingly, we must manage actual and potential internal conflicts of interest in our business due to the breadth and scale of our platform. Different parts of our business may have actual or potential conflicts of interest with each other, including our client representation, media production, events production, owned sports properties, sponsorship, and content development businesses. Although we attempt to manage these conflicts appropriately, any failure to adequately address or manage internal conflicts of interest could adversely affect our reputation, and the willingness of clients and third parties to work with us may be affected if we fail, or appear to fail, to deal appropriately with actual or perceived internal conflicts of interest, which could have an adverse effect on our business, financial condition, and results of operations.

Recently, the Major League Baseball Players’ Association has indicated that it believes that certain sports agents employed by Endeavor’s subsidiary WME Sports LLC are subject to a conflict of interest due to the ownership of the PDL Clubs by Diamond Baseball Holdings, the umbrella organization for ownership and operation of the PDL Clubs ("DBH"), and has threatened to decertify such sports agents, which is disputed by Endeavor. The resolution of this dispute may have an adverse impact on our business and may include a sale of our baseball agency business or a sale of DBH.

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

A key component of our success is our relationships with television and cable networks, satellite providers, digital streaming and other distribution partners, as well as corporate sponsors. We are dependent on maintaining these existing relationships and expanding upon them to ensure we have a robust network with whom we can work to arrange multimedia rights sales and sponsorship engagements, including distribution of our owned, operated, or represented events. Our television programming for our owned, operated, and represented events is distributed by television and cable networks, satellite providers, PPV, digital streaming, and other media. Because a portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us, or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our business. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. We have an important relationship with ESPN as they are the exclusive domestic home to all UFC events. We have agreements with multiple PPV providers globally and distribute a portion of our owned, operated, or represented events through PPV, including certain events that are sold exclusively through PPV. Any adverse change in these relationships or agreements, including as a result of U.S., EU and U.K. trade and economic sanctions and any counter-sanctions enacted by such sanctioned countries (e.g., Russia), or a deterioration in the perceived value of our clients, sponsorships, or these distribution channels could have an adverse effect on our business, financial condition and results of operations.

Owning and managing certain events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. If the live events that we own and manage are not financially successful, our business could be adversely affected.

We act as a principal by owning and managing certain live events for which we sell media and sponsorship rights, ticketing and hospitality, such as UFC’s events, the Miami Open, the Miss Universe competition, Professional Development League club games, the Professional Bull Riders’ events, and On Location’s experiences. Organizing and operating a live event involves significant financial risk as we bear all or most event costs, including a significant amount of up-front costs. In addition, we typically book our live events many months in advance of holding the event and often agree to pay a fixed guaranteed amount prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in our ability to live stream or otherwise distribute, whether as a result of technical difficulties or otherwise, we could lose a substantial amount of these up-front costs, fail to generate the anticipated revenue, and be forced to issue refunds for media and sponsorship rights, advertising fees, and ticket sales. If we are forced to postpone a planned event, we could incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue, and may have to refund fees. We could be compelled to cancel or postpone all or part of an event for many reasons, including poor weather, issues with obtaining permits or government regulation, performers failing to participate, as well as operational challenges caused by extraordinary incidents, such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics, or similar events. Such incidents have been shown to cause a nationwide disruption of commercial and leisure activities. We often have cancellation insurance policies in place to cover a portion of our losses if we are compelled to cancel an event, but our coverage may not be sufficient and no longer covers a pandemic and is subject to deductibles. If the live events that we own and manage are not financially successful, we could suffer an adverse effect on our business, financial condition and results of operations.

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

We are also subject to laws and regulations, including those relating to antitrust, that could significantly affect our ability to expand our business through acquisitions or joint ventures. For example, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice with respect to our domestic acquisitions and joint ventures, and the European Commission, the antitrust regulator of the European Union (the “E.U.”), with respect to our European acquisitions and joint ventures, have the authority to challenge our acquisitions and joint ventures on antitrust grounds before or after the acquisitions or joint ventures are completed. State agencies, as well as comparable authorities in other countries, may also have standing to challenge these acquisitions and joint ventures under state or federal antitrust law. Allegations of, or adverse rulings relating to, a failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties, or judgments against us, or significant limitations on our activities. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines, actions or legal proceedings against us. Gaming authorities may levy fines against us or seize certain of our assets or refuse to issue or renew, suspend, revoke, condition or limit our licenses if we violate gaming regulations. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental regulatory authorities could have adverse effects on us, including increased costs of compliance. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities.

Our business and operations are subject to a variety of regulatory requirements in the United States and abroad, including, among other things, with respect to labor, tax, import and export, anti-corruption, data privacy and protection and communications monitoring and interception. Compliance with these regulatory requirements may be onerous and expensive, especially where these requirements are or may be inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders. Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction. We may also be unsuccessful in obtaining permits, licenses or other authorizations required to operate our business. Our policies and procedures designed to achieve compliance with these laws and regulations cannot guarantee that we or our personnel will not violate applicable laws and regulations or our policies regarding the same.

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

The PDL rules and regulations impose certain restrictions on the operations of the Company and its subsidiaries

In connection with our acquisition of the PDL Clubs in December 2021 and January 2022, we entered into a Letter Agreement with MLB Professional Development League, LLC ("MLB PDL"), dated December 27, 2021, pursuant to which the Company and certain of its subsidiaries must comply with the PDL rules and regulations, including the Major League Constitution, the Major League Rules, the PDL Operating Guidelines and other governance agreements and arrangements and rules, regulations, policies and guidelines related to the Professional Development League system for so long as the Company or any of its subsidiaries holds any direct or indirect interest in a PDL Club. The PDL rules and regulations impose certain restrictions on our operations, including, in particular, on the operations of DBH and its subsidiaries. For example, prior approval from MLB PDL may be required for transfers of, and certain other transactions involving, ownership interests in the Company and certain subsidiaries of the Company, including, in particular, transactions involving ownership interests in the Company above specified thresholds. Prior approval from MLB PDL is also required for the incurrence of indebtedness by, and the entering into of any ballpark lease by, DBH and/or a PDL Club. The PDL rules and regulations also impose restrictions on our ability to invest in certain types of businesses and conduct certain types of activities. No assurance can be given that any changes to the PDL rules and regulations or adoption of new PDL rules and regulations will not adversely affect our business, financial condition, and results of operations.

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

The business of our agents and managers and the clients we represent is international in nature and may require them to frequently travel or live abroad. The ability of our key personnel and talent to travel internationally for their work is impacted by a variety of laws and regulations, policy considerations of foreign governments, the processing procedures of various government agencies and geopolitical actions, including war and terrorism (for example, the conflict involving Russia and Ukraine), or natural disasters including earthquakes, hurricanes, floods, fires, as well as pandemics, such as the COVID-19 pandemic. In addition, our productions and live events internationally subject us to the numerous risks involved in foreign travel and operations and also subject us to local norms and regulations, including regulations requiring us to obtain visas for our key personnel and, in some cases, hired talent. Actions by the clients we represent that are out of our control may also result in certain countries barring them from travelling internationally, which could adversely affect our business. If our key personnel and talent were prevented from conducting their work internationally for any reason, it could have an adverse effect on our business, financial condition, and results of operations.

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

There can be no assurance that our efforts to protect our confidential and personal information and that of our clients and other business relationships and our investments in information technology will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of such confidential information. Such incidents could adversely affect our business operations, reputation, and client relationships. Any such breach could require us to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including the payment of fines, compensation and/or damages liabilities. Although we maintain an insurance policy that covers data security, privacy liability, and cyber-attacks, our insurance may not be adequate to cover losses arising from breaches or attacks on our systems. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (as defined below), this could result in fines of up to €20.0 million or 4% of annual global turnover under the EU GDPR (as defined below) or £17.50 million and 4% of total annual revenue in the case of the UK GDPR (as defined below). We also may be required to notify regulators about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods.

Furthermore, we have a large number of operating entities throughout the world and, therefore, operate on a largely decentralized basis. We are also in the process of integrating the technology of our acquired companies and likewise may acquire technologies of companies we may acquire in the future. The resulting size and diversity of our technology systems, as well as the systems of third-party vendors with whom we contract, increase the vulnerability of such systems to breakdowns and security breaches. In addition, we rely on technology at live events, the failure or unavailability of which, for any significant period of time, could affect our business, our reputation and the success of our live events. We also rely on technology to provide our digital offerings, live streaming, and virtual events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and those of our third-party vendors. Any significant interruption or failure of the technology upon which we rely, or any significant breach of security, could result in decreased performance and increased operating costs, adversely affecting our business, financial condition, and results of operations.

In addition, our use of social media presents the potential for further vulnerabilities. For instance, we may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing, and swatting. We cannot assure you that our internal policies in place to protect against these vulnerabilities will be successful or that we will not be adversely affected should one of these events occur. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19-themed phishing attacks and other security challenges as a result of some of our employees or our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.

Unauthorized disclosure of sensitive or confidential client or customer information could harm our business and standing with our clients and customers.

The protection of our client, customer, employee, and other company data is critical to us. We collect, store, transmit, and use personal information relating to, among others, our clients, IMG Academy students, employees, consumers, and event participants. We also collect certain data through several of our businesses, which may include a range of talent and production information and data provided to us by our clients. During the COVID-19 pandemic, we also have been collecting certain COVID-related health and wellness information about our employees and others. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential client and customer information. Our facilities and systems, and those of our third-party service providers, may be threatened by or the target of security breaches, acts of vandalism, payment card terminal tampering, computer viruses, misplaced, lost or stolen data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of client or customer information, whether by us or our third-party service providers, could damage our reputation, result in the loss of clients and customers, expose us to risk of litigation and liability or regulatory investigations or actions, disrupt our operations, and harm our business. In addition, as a result of recent security breaches, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information.

We also seek to protect trade secrets, confidential information, personal information and other proprietary information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such information, such as our employees, collaborators, consultants, advisors and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Further, despite these efforts, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information as any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Defending a claim that a party illegally disclosed or misappropriated a trade secret or confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts within and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

Regulatory action for alleged privacy violations could result in significant fines, orders to cease data processing or other penalties.

Regulators may impose significant fines for privacy and data protection violations. Our business operations involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Economic Area (“EEA”). As a result, our business is subject to complex and evolving U.S. (federal and state) and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

For example, in the EEA, we are subject to the General Data Protection Regulation 2016/679 (“EU GDPR”) and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation (“UK GDPR”, and together with the EU GDPR, the “GDPR”) and the U.K. Data Protection Act 2018. The GDPR creates requirements for in-scope businesses regarding personal data, broadly defined as information relating to an identifiable person. Non-compliance with the GDPR carries significant monetary penalties of up to the higher of 4% of a company’s worldwide annual turnover or €20 million/£17.5 million; we may also face orders to cease/ change our processing of our data, as well as civil claims and reputational damage. Under the GDPR, and other privacy regimes globally, we are subject to rules regarding cross-border transfers of personal data. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and United Kingdom to the U.S. and other jurisdictions. For example, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework, under which personal data could be transferred from the EEA to relevant self-certified U.S. entities, and further noted that reliance on the standard contractual clauses alone (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and a potential alternative to the Privacy Shield Framework) may not necessarily be sufficient in all circumstances. Subsequent European court and regulatory decisions have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on international data transfers under the GDPR, and as enforcement actions continue, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or it could affect our operations and the manner in which we provide our services. There can be no assurances that we will be successful in our efforts to comply with the GDPR or other privacy and data protection laws and regulations, or that violations will not occur, particularly given the complexity of both these laws and our business, as well as the uncertainties that accompany new laws.

In addition, as discussed above in June 2018, CCPA became operational on January 1, 2020 and imposes significant data privacy and potential statutory damages related to data protection for the data of California residents. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023. Similar laws have been proposed in other states and at the federal level.

Our global reach means we are subject to other privacy regimes, and new laws are being enacted all the time, including laws which may have potentially conflicting requirements that would make compliance challenging. If the trend of increasing enforcement by regulators of the strict approach to the interpretation and implementation of such laws in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

Any failure to comply with data protection laws and/or regulations that results in a data security breach could require notifications to data subjects and/or owners under federal, state and/or international data breach notification laws and regulations. The effects of any applicable U.S. state, U.S. federal and international laws and regulations that are currently in effect or that may go into effect in the future, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our or our third-party service providers’ businesses. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

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

Our trademarks and other intellectual property rights are critical to our success and our competitive position. During trademark registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. Our intellectual property rights may be challenged and invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. If we fail to secure intellectual property rights or maintain our intellectual property, our competitors might be able to enter the market, which would harm our business. Further, policing unauthorized use and other violations of our intellectual property is difficult, particularly given our global scope, so we are susceptible to others (including third party licenses) infringing, diluting or misappropriating our intellectual property rights. If we are unable to maintain and protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property is at greater risk in those countries even where we take steps to protect such intellectual property. We cannot guarantee that the available legal steps we have taken, and take in the ordinary course of business, to reasonably protect our intellectual property will be successful or predict whether these steps will be adequate to prevent infringement or misappropriation of these rights.

From time to time, in the ordinary course of our business, we become involved in opposition and cancellation proceedings with respect to some of our intellectual property or third-party intellectual property. Any opposition and cancellation proceedings or other litigation or dispute involving the scope or enforceability of our intellectual property rights or any allegation that we infringe, misappropriate or dilute the intellectual property rights of others, regardless of the merit of these claims, could be costly and time-consuming. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a third party with respect to a claim, or if we are required to, or decide to, cease use of a brand, rebrand or obtain non-infringing intellectual property (such as through a license), which may not be available on commercially reasonable terms, if at all, or may be non-exclusive, thereby giving our competitors and other third parties access to the same intellectual property rights licensed to us), it could result in harm to our competitive position and could adversely affect our business and financial condition. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the market price of our common stock. Any adverse ruling or perception of an adverse ruling in defending our intellectual property rights could have an adverse impact on our cash position and stock price. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities or future sales, marketing or distribution activities. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, or pay substantial royalties and other fees.

We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations. Through new and existing legal and illegal distribution channels, consumers have increasing options to access entertainment video. Piracy, in particular, threatens to damage our business. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. The success of our streaming video solutions (e.g., FIGHT PASS) is directly threatened by the availability and use of pirated alternatives. The value that streaming services are willing to pay for content that we develop may be reduced if piracy prevents these services from realizing adequate revenues on these acquisitions.

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

•

difficulties in managing operations due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. law and our internal policies and procedures and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or on a cost efficient basis.

If our goodwill or intangible assets become impaired, we may be required to record an additional significant charge to earnings.

We review our goodwill for impairment annually as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Adverse impacts to our business, including as a result of COVID-19, could result in additional impairments and additional significant charges to earnings. For additional information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Impact of the COVID-19 Pandemic.”

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

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies, and procedures in the United States and around the world, which are subject to change at any time, governing matters such as:

•	licensing laws for talent agencies, such as California’s Talent Agencies Act and the New York General Business Law;

•	licensing laws for athlete agents;

•	licensing laws for the promotion and operation of MMA events;

•	licensing laws for the supply of sports betting data, gaming software, and other products to gambling operators;

•	licensing, permitting and zoning requirements for operation of our offices, locations, venues, and other facilities;

•	health, safety, and sanitation requirements;

•	the service of food and alcoholic beverages;

•	the welfare and protection of animals;

•	working conditions, labor, minimum wage and hour, citizenship, immigration, visas, harassment and discrimination, and other labor and employment laws and regulations;

•	human rights and human trafficking, including compliance with the U.K. Modern Slavery Act and similar current and future legislation;

•	our employment of youth workers and compliance with child labor laws;

•	compliance with the U.S. Americans with Disabilities Act of 1990 and the U.K.’s Disability Discrimination Act 1995;

•	compliance with the FCPA, the Bribery Act and similar regulations in other countries;

•	compliance with applicable antitrust and fair competition laws;

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

Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, reputational harm, adverse media coverage, and other collateral consequences. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines or proceedings against us, including suspension or revocation proceedings relating to licenses we are required to maintain to conduct our business. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. There can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding. In addition, the promulgation of new laws, rules, and regulations could restrict or unfavorably impact our business, which could decrease demand for our services, reduce revenue, increase costs, or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live events for incidents that occur at our events, particularly relating to drugs and alcohol or the spread of the COVID-19 virus.

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

We operate in a number of countries which are considered to be at a heightened risk for corruption. Additionally, we operate in industry segments, such as sports marketing, that have been the subject of past anti-corruption enforcement efforts. As a global company, a risk exists that our employees, contractors, agents, or managers could engage in business practices prohibited by applicable U.S. laws and regulations, such as the FCPA, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials and others, such as the Bribery Act. There can be no guarantee that our compliance programs will prevent corrupt business practices by one or more of our employees, contractors, agents, managers, or vendors, or that regulators in the U.S. or in other markets will view our program as adequate should any such issue arise.

We are also required to comply with economic sanctions laws imposed by the United States or by other jurisdictions where we do business, which may restrict our transactions in certain markets, and with certain customers, business partners, and other persons and entities. As a result, we may be prohibited from, directly or indirectly (including through a third-party intermediary), procuring goods, services, or technology from, or engaging in transactions with, individuals and entities subject to sanctions, including recent sanctions arising from the conflict involving Russia and Ukraine. We cannot guarantee that our efforts to remain in compliance with sanctions requirements will be successful. Any violation of anti-corruption or sanctions laws could result in fines, civil and criminal sanctions against us or our employees, prohibitions on the conduct of our business (e.g., debarment from doing business with International Development Banks and similar organizations), and damage to our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

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

Certain of our businesses, clients, or employees at some of the locations in which we operate are subject to collective bargaining and/or franchise agreements. These collective bargaining and/or franchise agreements regularly expire and require negotiation in the ordinary course of business. Upon the expiration of any of these collective bargaining and/or franchise agreements, however, we, the trade associations with which we are affiliated, and/or our clients’ unions may be unable to negotiate new collective bargaining and/or franchise agreements on satisfactory terms or at all. Our operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating. Certain of such unions and guilds have in the past gone on strike, and in the future may do so again. In addition, our operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize one or more groups of employees (even if not employed by us) at a venue even though we do not currently have unionized labor at that venue. There have also been efforts to unionize the MMA athletes that participate in UFC’s events. A work stoppage at one or more of our operated venues or at our promoted events could have an adverse effect on our business, financial condition, and results of operations. We cannot predict the effect that a potential work stoppage would have on our business.

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

Our talent agency business is and was signatory, directly or through a trade association, The Association of Talent Agents (“ATA”), to certain franchise agreements with the unions and guilds that represent certain of its clients (for example, with the Directors Guild of America). The agency is also subject to licensing and other requirements of certain states in which we operate. Our ability to maintain, renew, or operate without such licenses and franchises is not guaranteed. For example, the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”), terminated its previous 1976 franchise agreement, the Artists’ Manager Basic Agreement, with the ATA, effective April 6, 2019 and while the parties were attempting to negotiate a new franchise agreement, the WGA instructed its members to terminate writing representation services. We signed a new franchise agreement and side letter directly with the WGA on February 5, 2021 (the “Franchise Agreements”).

The Franchise Agreements include terms that, among other things, prohibit us from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement (any such entity or individual, a “Restricted Production Entity” and the restrictions set forth in clause (b), the “Restricted Production Entity Limit”). In connection with Endeavor’s sale of 80% of the scripted portion of the Endeavor Content business, which closed in January 2022, Endeavor reduced its ownership in Restricted Production Entities to 20%. As a result, Endeavor came into compliance with the Restricted Production Entity Limit under the Franchise Agreements.

The potential consequences of any failure to comply with the Franchise Agreements may include, among other things, WGA’s termination of the Franchise Agreements, and, as a result, WGA member clients’ termination of WME as their agency for writing representation services.

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

Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. UFC is currently named in five related class-action lawsuits filed against it alleging that UFC violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopolizing the alleged market for elite professional MMA fighters’ services. Additionally, IMG is currently named in four claims against it in Milan, Italy alleging anti-competitive practices. See Part I, Item 3., “Legal Proceedings.” If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

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

We are a holding company and our principal asset is our indirect ownership of Endeavor Operating Company. We have no independent means of generating revenue. As the indirect sole managing member of Endeavor Operating Company, we intend to cause Endeavor Operating Company to make distributions to its equityholders, including the members of Endeavor Operating Company (including Endeavor Profits Units holders) and Endeavor Manager, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Endeavor Operating Company. As the sole managing member of Endeavor Manager, we intend to cause Endeavor Manager, to the extent it is able, to make non-pro rata distributions to us such that we will be able to cover all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreements we entered into in connection with our IPO and other costs or expenses, but we are limited in our ability to cause Endeavor Operating Company to make distributions to its equityholders (including for purposes of paying corporate and other overhead expenses and dividends) under the Senior Credit Facilities. In addition, certain laws and regulations may result in restrictions on Endeavor Manager’s ability to make distributions to us, Endeavor Operating Company’s ability to make distributions to its equityholders, or the ability of Endeavor Operating Company’s subsidiaries to make distributions to it.

To the extent that we need funds and Endeavor Manager, Endeavor Operating Company or Endeavor Operating Company’s subsidiaries are restricted from making such distributions, under applicable law or regulation, as a result of covenants in the Senior Credit Facilities or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and, as a result, could suffer an adverse effect on our liquidity and financial condition. In certain situations, including where Endeavor Operating Company does not have sufficient cash to make tax distributions to all of its members in the full amount provided for in the Endeavor Operating Company limited liability company agreement ("Endeavor Operating Company LLC Agreement"), tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Tax distributions will generally be treated as advances of other distributions made under the Endeavor Operating Company Agreement LLC, but no adjustments will be made to the exchange ratio for members of Endeavor Operating Company or Endeavor Manager who exercise the redemption rights described below to account for prior tax distributions (and tax distributions paid prior to such an exercise of redemption rights will not reduce distributions otherwise payable to Endeavor Manager in respect of Endeavor Operating Company Units acquired in connection with the exercise of such redemption rights).

Under the Endeavor Operating Company Agreement LLC, we expect Endeavor Operating Company, from time to time, to make distributions in cash to its equityholders, including the members of Endeavor Operating Company (including the Endeavor Profits Units holders) and Endeavor Manager, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Endeavor Operating Company. We further expect that, under the limited liability company agreement of Endeavor Manager (the “Endeavor Manager LLC Agreement”), Endeavor Manager may make non-pro rata distributions in cash to us using the proceeds it receives from any such tax distributions by Endeavor Operating Company. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Endeavor Operating Company’s other equityholders, (ii) the lower tax rate applicable to corporations as opposed to individuals, (iii) the favorable tax benefits that we anticipate from (a) redemptions or exchanges of Endeavor Operating Company Units (and paired shares of Class X common stock), in exchange for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock, (b) payments under the tax receivable agreements and (c) the acquisition of interests in Endeavor Operating Company from its equityholders (other than Endeavor Group Holdings and Endeavor Manager) and (iv) the fact that tax distributions made in respect of Endeavor Operating Company Units will generally be made pro rata in respect of such Units as described in the Endeavor Operating Company Agreement LLC, we expect that these tax distributions may be in amounts that exceed our tax liabilities (and/or the tax liabilities of the other members of Endeavor Operating Company). Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the tax receivable agreements and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Endeavor Operating Company Units or Endeavor Manager Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, or lend them to Endeavor Operating Company, this may result in shares of our Class A common stock increasing in value relative to the value of Endeavor Operating Company Units. The holders of Endeavor Operating Company Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their Endeavor Operating Company Units (and paired shares of Class X common stock). In addition, our payment of tax distributions to the members of Endeavor Operating Company could result in the distribution of cash out of Endeavor Operating Company that is in excess of what is required to permit the direct or indirect equityholders of Endeavor Operating Company to pay their tax liabilities attributable to their direct or indirect ownership of Endeavor Operating Company, which could have an adverse effect on our liquidity.

We are controlled by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, whose interests in our business may be different than our holders of Class A common stock, and our board of directors has delegated significant authority to an Executive Committee and to Messrs. Emanuel and Whitesell.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, as a group, control approximately 89.1% of the combined voting power of our common stock as of December 31, 2021 as a result of their ownership of shares of our Class A common stock and Class X common stock, each share of which is entitled to 1 vote on all matters submitted to a vote of our stockholders, and Class Y common stock, each share of which is entitled to 20 votes on all matters submitted to a vote of our stockholders.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders collectively have the ability to substantially control our Company, including the ability to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and stockholder amendments to our bylaws, and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer, or even prevent an acquisition by a third party or other change of control of our Company, and may make some transactions more difficult or impossible without the support of Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, even if such events are in the best interests of minority stockholders. This concentration of voting power may have a negative impact on the price of our Class A common stock. In addition, because shares of our Class Y common stock each have 20 votes per share on matters submitted to a vote of our stockholders, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will be able to control our Company as long as they own Class Y common stock representing more than a majority of the total voting power of our issued and outstanding common stock, voting together as a single class. As of December 31, 2021, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will continue to control the outcome of matters submitted to stockholders so long as they collectively hold 124,163,365 shares of Class Y common stock, which represents 18.0% of the outstanding shares of all our common stock outstanding. As of December 31, 2021, holders of Class Y common stock would continue to control the outcome of matters submitted to stockholders where Class Y common stock represents 18.0% of the outstanding shares of all our common stock.

Additionally, prior to a Triggering Event, pursuant to Section 141(a) of the Delaware General Corporation Law (“DGCL”), the Executive Committee will have all of the power and authority (including voting power) of the board of directors. The Executive Committee will have the authority to approve any actions of the Company, except for matters that must be approved by the Audit Committee of the board (or both the Executive Committee and the Audit Committee), or by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act, for purposes of exempting transactions pursuant to Section 16b-3 thereunder, or as required under Delaware law, SEC rules and the rules of the NYSE. The Executive Committee consists of Messrs. Emanuel and Whitesell and two directors nominated to our board of directors by the Silver Lake Equityholders. The Executive Committee has delegated to Messrs. Emanuel and Whitesell the authority to manage the business of the Company with power and authority to approve any actions of the Company, except for certain specified actions that require the approval of the Executive Committee and as required under Delaware law, SEC rules and NYSE rules.

Messrs. Emanuel’s and Whitesell’s, Executive Holdcos’, and the Silver Lake Equityholders’ interests may not be fully aligned with our holders of Class A common stock, which could lead to actions that are not in their best interest. Because Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders hold part of their economic interest in our business through Endeavor Operating Company, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, and whether and when we should undergo certain changes of control within the meaning of the tax receivable agreements or terminate the tax receivable agreements. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Messrs. Emanuel’s and Whitesell’s, Executive Holdcos’, and the Silver Lake Equityholders’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A common stock might otherwise receive a premium for their shares over the then-current market price.

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

As of December 31, 2021, we had an aggregate of $5.6 billion outstanding indebtedness under our Senior Credit Facilities, with the ability to borrow up to approximately $381 million more under revolving credit facilities under our Senior Credit Facilities, consisting primarily of availability under the UFC Credit Facilities. Additionally, as of December 31, 2021, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to Endeavor Content and On Location, with total committed amounts of $528.7 million, of which $252 million was outstanding and $76.2 million was available for borrowing based on the supporting asset base, and similar to our Senior Credit Facilities, these facilities include restrictive covenants that may restrict certain business operations of the respective businesses who have borrowed from these facilities.

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

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because a portion of the borrowings under our credit facilities bear interest at a variable rate, our interest expense could increase, exacerbating these risks. Of the aggregate principal balance of $5.6 billion outstanding under the Senior Credit Facilities as of December 31, 2021, $1.5 billion has been fixed through interest rate swaps leaving $4.1 billion of floating rate debt under those facilities. A 1% increase in the interest rates charged on the outstanding amount of our floating rate debt would increase our annual interest expense by $41 million.

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

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders control, as a group, more than 50% of our combined voting power for the election of directors. As a result, we are considered a “controlled company” for the purposes of NYSE rules and corporate governance standards, and therefore we are permitted to, and we intend to, elect not to comply with certain corporate governance requirements of the NYSE, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a controlled company until Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders no longer control, as a group, more than 50% of our combined voting power. Each member of our control group holds Class A common stock and Class X common stock, each of which has 1 vote per share, and Class Y common stock, which has a 20-vote per share feature. The shares of Class Y common stock held by our control group will be canceled/redeemed for no consideration upon the earlier of (i) the disposition of (a) the paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock) and (b) the shares of Class A common stock (as a result of a redemption of paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock)) paired with such Class Y common stock, as applicable, and (ii) with respect to all shares of Class Y common stock, a Triggering Event. Because there is no time-based sunset date for our Class Y common stock, we may continue to be a controlled company indefinitely.

We are required to pay certain of our pre-IPO investors, including certain Other UFC Holders, for certain tax benefits we may claim (or are deemed to realize) in the future, and the amounts we may pay could be significant.

In connection with the transactions undertaken in connection with the IPO, we acquired existing equity interests in Endeavor Operating Company from certain of our pre-IPO investors in exchange for the issuance of shares of our Class A common stock, Class Y common stock and rights to receive payments under the tax receivable agreements and acquired certain existing interests in Endeavor Operating Company from certain of the Other UFC Holders in exchange for cash and rights to receive payments under the tax receivable agreements. As a result of these acquisitions, we succeeded to certain tax attributes of certain of our pre-IPO investors and will receive the benefit of tax basis in the assets of Endeavor Operating

Company and certain of its subsidiaries. In addition, redemptions or exchanges of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash are expected to produce favorable tax attributes that would not be available to us in the absence of such redemptions or exchanges.

We have entered into the tax receivable agreements with the Post-IPO TRA Holders that provides for the payment by us to the Post-IPO TRA Holders (or their transferees of Endeavor Operating Company Units or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of (i) any tax basis in the assets of Endeavor Operating Company and certain of its subsidiaries resulting from (a) the acquisition of equity interests in Endeavor Operating Company from certain of our pre-IPO investors and the acquisition of interests in Endeavor Operating Company (or UFC Parent) from certain of the Other UFC Holders, (b) future redemptions or exchanges by us of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash or (c) payments made under the tax receivable agreements, (ii) any net operating losses or certain other tax attributes of certain pre-IPO investors or Other UFC Holders that are available to us to offset income or gain earned after the mergers undertaken in connection with our IPO, (iii) any existing tax basis associated with Endeavor Operating Company Units, the benefit of which is allocable to us as a result of the exchanges of such Endeavor Operating Company Units for shares of our Class A common stock or cash, and (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreements. The tax receivable agreements make certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the tax receivable agreements in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreements constituting imputed interest. Future payments under the tax receivable agreements could be substantial. The payments under the tax receivable agreements are not conditioned upon any Post-IPO TRA Holder’s continued ownership of us.

In addition, the Post-IPO TRA Holders (or their transferees or other assignees) will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed, except that any excess payments made to any Post-IPO TRA Holder (or such holder’s transferees or other assignees) will be netted against future payments that would otherwise be made under the tax receivable agreements, if any, after our determination of such excess. We could make payments to the Post-IPO TRA Holders under the tax receivable agreements that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the tax receivable agreements provide that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the tax benefits covered by the tax receivable agreements. As a result, upon a change of control, we could be required to make payments under the tax receivable agreements that are greater than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.

In addition, the tax receivable agreements provide that in the case of a change in control of the Company or a material breach of our obligations under the tax receivable agreements, the Post-IPO TRA Holders will have the option to terminate the tax receivable agreements, and we will be required to make a payment to the Post-IPO TRA Holders covered by such termination in an amount equal to the present value of future payments (calculated using a discount rate, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the tax receivable agreements, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. These provisions of the tax receivable agreements may result in situations where the Post-IPO TRA Holders have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the tax receivable agreements that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreements are dependent on the ability of our subsidiaries to make distributions to us. The Senior Credit Facilities restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreements. To the extent that we are unable to make payments under the tax receivable agreements as a result of restrictions in our Senior Credit Facilities, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Risks Related to Our Class A Common Stock

Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress the price of our Class A common stock.

Additional sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. As described below, shares of our Class A common stock may be sold in the public market either in a registered offering or pursuant to an exemption from registration, such as Rule 144 promulgated thereunder (“Rule 144”).

As of March 4, 2022, we had 268,606,065 shares of Class A common stock issued and outstanding. Of these shares:

•
24,495,000 were sold in our IPO;
•
75,808,334 shares are covered under a resale registration statement filed with the SEC;
•
3,425,301 shares were issued under a registration statement on Form S-8 to those not subject to the resale restrictions under Rule 144;
•
76,250,711 shares are held by pre-IPO equityholders no longer subject to the resale restrictions under Rule 144 or their transferees; and
•
88,626,719 shares are held by affiliates (as defined under Rule 144) and are, therefore, subject to the volume, manner of sale and other restrictions of Rule 144 to the extent these shares are sold pursuant to Rule 144.

In addition, as of March 4, 2022, 168,830,916 shares of our Class A common stock are eligible to be issued upon the exercise of the redemption rights of our pre-IPO equityholders holding Endeavor Manager Units or Endeavor Operating Company Units. Of these shares:

•
54,828,352 shares are not subject to the resale restrictions under Rule 144 (of these shares, 36,012,383 are issuable upon the exercise of redemption rights that are not exercisable until the first anniversary of our IPO or later under the Endeavor Manager LLC Agreement or the Endeavor Operating Company LLC Agreement); and
•
114,002,564 shares are issuable upon the exercise of redemption rights held by affiliates (as defined under Rule 144) and are, therefore, subject to the volume, manner of sale and other restrictions of Rule 144 to the extent these shares are sold pursuant to Rule 144 (of these shares, 31,864,490 are issuable upon the exercise of redemption rights that are not exercisable until the first anniversary of our IPO or later under the Endeavor Manager LLC Agreement or the Endeavor Operating Company LLC Agreement).

As of March 4, 2022, there were 15,226,077 Endeavor Profits Units held by Management Equityholders with a weighted-average per unit hurdle price of $21.96, which, subject to certain restrictions, could be exchanged into Endeavor Operating Company Units and paired shares of our Class X common stock and Class Y common stock. These holders may subsequently acquire shares of Class A common stock upon the exercise of their redemption rights. Redemptions of our pre-IPO equityholders’ Endeavor Manager Units and Endeavor Operating Company Units (and the corresponding shares of Class X common stock) into shares of Class A common stock will have a dilutive effect on the number of outstanding shares of our Class A common stock.

Furthermore, prior to the completion of our IPO, we entered into a Registration Rights Agreement with certain of our equityholders, including Executive Holdcos and the Silver Lake Equityholders under which such equityholders have demand and piggyback rights that require us to file registration statements registering their Class A common stock (including shares of Class A common stock issuable upon the exercise by members of Endeavor Operating Company (other than Endeavor Manager) or members of Endeavor Manager (other than us) of their redemption rights) or to include sales of such Class A common stock in registration statements that we may file for ourselves or other stockholders. Common stock sold under such registration statements will be freely tradable in the public market without restriction under the Securities Act. The sale or possibility of the sale of a substantial number of shares pursuant to such registration statements could have the effect of increasing the volatility in the market price of our Class A common stock or decreasing the market price itself. These sales could also impede our ability to raise future capital.

In addition, we have initially reserved for issuance under our 2021 Incentive Award Plan 21,700,000 shares of Class A common stock, with an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) the sum of (I) eight-tenths of one percent (0.8%) of the total number of outstanding shares of our Class A Common Stock, as of the close of business on the last business day of the prior calendar year, determined on an “as-converted” basis taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Common Stock and (II) the number of shares of our Class A common stock required in the prior calendar year to satisfy performance-vesting restricted stock units previously issued to Messrs. Emanuel and Whitesell (such required number not to exceed 5,700,000), and (b) such lesser number of shares of Class A Common Stock as determined by the Governing Body. We granted equity awards in connection with the IPO and during the remainder of 2021 under our 2021 Incentive Award Plan and, if the price of our Class A common stock increases over time, we will issue restricted stock pursuant to performance-based equity awards to Mr. Emanuel and Mr. Whitesell. Moreover, the Company may in its discretion settle Endeavor Phantom Units in equity (through the 2021 Incentive Award Plan or otherwise). As of March 4, 2022, there were 980,005 Endeavor Phantom Units outstanding. In the future, we may also issue additional securities in connection with investments, acquisitions or capital-raising activities, which could constitute a material portion of our then-outstanding shares of Class A common stock. Any shares of Class A common stock that we issue, whether under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future or otherwise, will have a dilutive effect on the number of outstanding shares of our Class A common stock.

The price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all.

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

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	the development and sustainability of an active trading market for our Class A common stock;

•	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•	the inclusion, exclusion, or deletion of our Class A stock from any trading indices;

•	future sales of our Class A common stock by our officers, directors, and significant stockholders;

•	other events or factors, including those resulting from system failures and disruptions, hurricanes, wars, acts of terrorism, other natural disasters, or responses to such events;

•

changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; and

•	changes in accounting principles.

These and other factors may lower the market price of our Class A common stock, regardless of our actual operating performance. As a result, our Class A common stock may trade at prices significantly below the price at which shares were purchased.

In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all of our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. The declaration and payment of future dividends to holders of our Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, tax obligations, restrictions in the debt instruments of our subsidiaries, including the Senior Credit Facilities, and other factors deemed relevant by our board of directors. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical liquidity and capital resources” for more information on the restrictions the Senior Credit Facilities impose on our ability to declare and pay cash dividends. As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries, or covenants under future indebtedness that we or they may incur.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting, and a report issued by our independent registered public accounting firm on that assessment, in each case beginning with the filing of our second Annual Report. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We are making investments to further automate, streamline and centralize our businesses' use of these systems and expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial and management controls, and our reporting systems and procedures. Certain weaknesses or deficiencies or failures to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

Our certificate of incorporation and bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which may only become effective upon the Triggering Event:

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

•

after the Triggering Event, in certain cases, the approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;

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

These provisions of our certificate of incorporation and bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A common stock in the future, which could reduce the market price of our Class A common stock.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (A) the Court of Chancery of the State of Delaware be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of fiduciary duty owed by any director (including any director serving as a member of the Executive Committee), officer, agent or other employee or stockholder of our company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the amended and restated certificate of incorporation or our bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein or, if such court does not have subject matter jurisdiction thereof, the federal district court located in the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

As a public company, our costs may increase, and the regular operations of our business may be disrupted.

Prior to April 30, 2021, we operated as a privately owned company, and we have incurred, and expect to in the future incur, significant additional legal, accounting, reporting, and other expenses as a result of having publicly traded common stock, including, but not limited to, increased costs related to auditor fees, legal fees, directors’ fees, directors and officers insurance, investor relations, and various other costs. We have also incurred incremental costs and will in the future incur incremental costs associated with corporate governance requirements, including requirements under the Exchange Act, the Sarbanes-Oxley Act and the Dodd–Frank Wall Street Reform and Consumer Protection Act, 2010, as well as rules implemented by the SEC and the Public Company Accounting Oversight Board. Compliance with these rules and regulations will make some activities more difficult, time-consuming, or costly, and increase demand, and, as a result, may place a strain on our systems and resources. Moreover, the additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, which could have an adverse effect on our business, financial condition, and results of operations.

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

Under certain circumstances, Endeavor Operating Company may be eligible to make an election to cause holders of Endeavor Operating Company Units to take into account the amount of any understatement, including any interest and penalties, in accordance with such holders’ interest in Endeavor Operating Company in the year under audit. We will decide whether to cause Endeavor Operating Company to make this election in our sole discretion. If Endeavor Operating Company does not make this election, the then-current holders of Endeavor Operating Company Units (including Endeavor Group Holdings as an indirect member of Endeavor Operating Company) would economically bear the burden of the understatement even if such holders had a different percentage interest in Endeavor Operating Company during the year under audit, unless, and only to the extent, Endeavor Operating Company recovers such amounts from current or former impacted holders of Endeavor Operating Company. Similar rules also apply with respect to any of Endeavor Operating Company’s subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes.

The tax classification of Endeavor Operating Company could be challenged.

We intend that Endeavor Operating Company has been and will continue to be treated as a partnership for federal and, if applicable, state or local income tax purposes and not as an association taxable as a corporation. However, if any taxing authority were to successfully assert otherwise, the tax consequences resulting therefrom would be materially different than those described elsewhere in this Annual Report.

We may be required to fund withholding tax upon certain exchanges of Endeavor Operating Company Units into shares of our common stock by non-U.S. holders.

In the event of a transfer by a non-U.S. transferor of an interest in a partnership that is engaged in a U.S. trade or business, the transferee generally must withhold tax in an amount equal to ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer. Holders of Endeavor Operating Company Units may include non-U.S. holders. Pursuant to the Endeavor Operating Company LLC Agreement, any non-U.S. holders’ Endeavor Operating Company Units may be redeemed for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock (which redemption, if made for shares of Class A common stock, would be effectuated via a direct purchase by Endeavor Group Holdings). It is expected that we would have to withhold ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the non-U.S. holders in respect of any such transactions. We may not have sufficient cash to satisfy such withholding obligation, and, we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. If our corporate subsidiaries experience one or more ownership changes in connection with transactions in our stock, then we may be limited in our ability to use our corporate subsidiaries’ net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that such subsidiaries earn. Any such limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.

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

We also rely on contingent workers and volunteers in order to staff our live events and productions, and our failure to manage our use of such workers effectively could adversely affect our business, financial condition, and results of operations. We could potentially face various legal claims from contingent workers and volunteers in the future, including claims based on new laws or stemming from allegations that contingent workers, volunteers or employees are misclassified. We may be subject to shortages, oversupply, or fixed contractual terms relating to contingent workers. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

Exchange rates may cause fluctuations in our results of operations.

Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, we experienced a foreign exchange rate net loss of $17.2 million for the year ended December 31, 2021. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign currency risk.”

Costs associated with, and our ability to, obtain insurance could adversely affect our business.

Heightened concerns and challenges regarding property, casualty, liability, business interruption, cancellation, and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents, including those in connection with the COVID-19 pandemic. The COVID-19 pandemic, for example, has adversely impacted the insurance markets we rely on for coverage and depending on its duration and the associated insurance claims volumes could adversely impact both the coverage options available to us in the future as well as the premium costs we are required to pay for those coverages in the future. Pandemic coverage is no longer available in retail markets, and where available in captive or re-insurance markets, remains cost prohibitive with limited terms and conditions which may not be deemed commercially viable for use. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost and with reasonable deductibles. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits and reasonable deductibles will not adversely impact our profitability, thereby possibly impacting our operating results and growth. We have a significant investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of people.

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

If securities or industry analysts publish inaccurate or unfavorable research about us or our business, the price of our Class A common stock and trading volume could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, general character and segments utilizing our significant corporate and other facilities as of December 31, 2021. We own the multi-sport academy in Bradenton, Florida and the corporate offices and studio in Las Vegas, Nevada listed below, and we lease the other properties listed. The leases expire at various times through 2030, subject to renewal and early termination options.

Location	General Character	Segments
Beverly Hills, California	Corporate offices	Representation; Corporate
New York, New York	Corporate offices	Events, Experiences & Rights; Representation; Owned Sports Properties; Corporate
Las Vegas, Nevada	Corporate offices and studios	Owned Sports Properties
Nashville, Tennessee	Corporate offices	Representation
London, England	Corporate offices and studios	Events, Experiences & Rights; Representation; Owned Sports Properties; Corporate
Cleveland, Ohio	Corporate offices	Corporate; Representation; Events, Experiences & Rights;
Bradenton, Florida	Multi-sports academy	Events, Experiences & Rights

In addition, we lease several other offices that are not material to our operations. See Note 21, "Leases" to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on our lease commitments.

Item 3. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 22, "Commitments and Contingencies," to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed and traded on the NYSE under the symbol "EDR."

Market Information

As of March 4, 2022, there were approximately 39 registered holders of our outstanding Class A common stock, 272 registered holders of our outstanding Class X common stock, and 13 registered holders of our outstanding Class Y common stock. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. If we decide to pay cash dividends in the future, the declaration and payment of such dividends will be at the sole discretion of the Executive Committee, prior to the Triggering Event, and thereafter of our board of directors and may be discontinued at any time. In determining the amount of any future dividends, our board of directors will take into account any legal or contractual limitations, restrictions in our debt agreements, including the Senior Credit Facilities (as defined below), our actual and anticipated future earnings, cash flow, debt service and capital requirements, the amount of distributions to us from Endeavor Operating Company and other factors that our board of directors may deem relevant. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical liquidity and capital resources,” for more information on the restrictions the Senior Credit Facilities impose on our ability to declare and pay cash dividends. Because we are a holding company, our cash flow and ability to pay dividends depends upon the financial results and cash flows of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise from Endeavor Operating Company. See Part I, Item 1A. “Risk Factors—Risks Related Our Class A Common Stock—We do not expect to pay any cash dividends for the foreseeable future.”

We expect that Endeavor Operating Company will make distributions to each of its members, including Endeavor Manager and holders of Endeavor Profits Units, in respect of the U.S. federal, state and local income tax liability attributable to each member’s allocable share of taxable income of Endeavor Operating Company, calculated using an assumed tax rate equal to the highest marginal combined income tax rate applicable to an individual or corporation resident in Los Angeles, California or New York, New York (whichever rate is higher), taking into account the deductibility of applicable state and local income taxes for U.S. federal income tax purposes (which are subject to substantial limitations for tax years 2018 through 2025). Tax distributions will be made quarterly, on an estimated basis. Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement. However, in certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Tax distributions made to a member of Endeavor Operating Company will generally be treated as an advance of and shall be credited against future distributions to such member and no adjustments will be made to the exchange ratio for members of Endeavor Operating Company or Endeavor Manager who exercise the redemption rights described above to account for prior tax distributions (and tax distributions paid prior to such an exercise of redemption rights will not reduce distributions otherwise payable to Endeavor Manager in respect of Endeavor Operating Company Units acquired in connection with the exercise of such redemption rights). We expect that Endeavor Manager will further distribute the proceeds of any such tax distributions to us on a non-pro rata basis.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended December 31, 2021.

Stock Performance Graph

The following graph illustrates the total return from April 29, 2021 through December 31, 2021, for (i) our Class A common stock, (ii) the S&P 500 Index, and (iii) the S&P 500 Media and Entertainment Industry Group Index. The graph assumes that $100 was invested on April 29, 2021 (the date our Class A common stock began trading on NYSE) in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Media and Entertainment Industry Group Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other sections of this Annual Report.

OVERVIEW

Endeavor is a global sports and entertainment company. We own and operate premium sports properties, including the UFC, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports and entertainment talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, brand licensing, and experiential marketing. The addition of these new capabilities and insights transformed our business into an integrated global platform anchored by owned and managed premium intellectual property.

Segments

We operate our business in three segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; and (iii) Representation.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of scarce sports properties, including UFC, PBR and Euroleague, that generate significant growth through innovative rights deals and exclusive live events.

Through the UFC, the world’s premier professional MMA organization, we produce more than 40 live events annually which are broadcast in over 160 countries and territories to approximately one billion TV households. UFC was founded in 1993 and has grown in popularity after hosting more than 500 events and reaching a global audience through an increasing array of broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with ESPN and other international broadcasters and our increasing consumer engagement is reflected by the growth of FIGHT PASS subscribers and overall follower growth and engagement across our social channels - now reaching 178 million followers.

PBR is the world’s premier bull riding circuit with more than 500 bull riders from the United States, Australia, Brazil, Canada, and Mexico, competing in more than 200 bull riding events each year pre-pandemic. PBR is one of America’s fastest growing sports with annual attendance for its premier series quadrupling since its inception in 1995.

We have an up to 20-year partnership with Euroleague basketball, which could extend into 2036, to manage and capitalize on all of the commercial business of the league, including media rights, sponsorship, content production, licensing, digital distribution, events staging, and hospitality, for which we receive a management fee.

At the end of 2021, we acquired six Professional Development League clubs affiliated with the Atlanta Braves, Chicago Cubs, Los Angeles Dodgers, New York Yankees and St. Louis Cardinals, whose results are included in Owned Sports Properties.

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own, operate, and provide services to a diverse portfolio of over 800 live events annually, including sporting events covering 20 sports across 25 countries, international fashion weeks, art fairs and music, culinary and lifestyle festivals. We own and operate many of these events, including the Miami Open, HSBC Champions, Frieze Art Fair, New York Fashion Week, and Hyde Park Winter Wonderland. We also operate other events on behalf of third parties, including the AIG Women’s British Open and Honda Classic. Through On Location, we provide premium experiences, historically providing more than 900 per year for sporting and music events such as the Super Bowl, Ryder Cup, NCAA Final Four and Coachella.

We are one of the largest independent global distributors of sports video programming and data. We sell media rights globally on behalf of more than 150 clients such as the IOC, the NFL, and the NHL, as well as for our owned assets and channels. We also provide league advisory services given the array of experience we have to offer. Through IMG ARENA, we work with more than 470 leading sportsbook brands worldwide to deliver live streaming video and data feeds for more than 45,000 sports events annually, as well as for on-demand virtual sports products including our own UFC Event Centre. We also leverage the technology derived from IMG ARENA to provide streaming video solutions to our clients and our owned assets via Endeavor Streaming.

Additionally, we own and operate IMG Academy, a leading academic and sports training institution located in Florida, as well as NCSA, which provides recruiting and admissions services to high school student athletes and college athletic departments and admissions officers.

In September 2021, we signed an agreement to acquire the OpenBet business of Scientific Games Corporation ("OpenBet"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. Based on the agreement, we will pay aggregate consideration to Scientific Games Corporation of $1.2 billion, consisting of cash of $1.0 billion, expected to be funded with cash on hand and 7,605,199 newly-issued shares of our Class A common stock with a value of $200 million based on the volume-weighted average trading price of the Class A common stock for the twenty trading days ended on September 24, 2021. The closing of this transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the third quarter of 2022. Upon closing of the acquisition, we expect to create a new reportable segment that will include IMG ARENA and the OpenBet business.

In December 2021, we signed an agreement to acquire the Mutua Madrid Open tennis tournament and additional assets, including the Acciona Open de España golf tournament from Super Slam Ltd and its affiliates. Based on the agreement, we will pay approximately EUR 360 million for consideration and transfer fees upon closing, with an additional EUR 30 million of consideration payable within two years of closing. The closing of this transaction is subject to the final approvals of ATP Tour, Inc. and WTA Tour, Inc., and is expected to close in the first or second quarter of 2022.

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

Endeavor Content provides a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In February 2021, the Company signed a new franchise agreement and side letter (the “Franchise Agreements”) directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”). These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities are reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. The remaining 20% interest will be reflected as an equity method investment beginning in the first quarter of 2022.

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

Reorganization

Prior to the closing of the IPO on May 3, 2021, we undertook reorganization transactions, following which Endeavor Group Holdings became a holding company, and its principal asset is an equity interest in a newly formed subsidiary of Endeavor Group Holdings, Endeavor Manager, of which Endeavor Group Holdings serves as the managing member. Endeavor Manager is in turn the managing member of Endeavor Operating Company. Endeavor Group Holdings manages and operates the business and controls the strategic decisions and day-to-day operations of Endeavor Manager as its sole managing member, and Endeavor Operating Company as its indirect sole managing member, and also has a substantial financial interest in Endeavor Manager and, indirectly, Endeavor Operating Company. Accordingly, Endeavor Group Holdings consolidates the results of operations of Endeavor Manager and Endeavor Operating Company, and a portion of Endeavor Group Holding’s net income (loss) is allocated to non-controlling interests to reflect the entitlements of certain former members of Endeavor Operating Company who retain ownership interests in Endeavor Manager and Endeavor Operating Company.

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Endeavor Manager and Endeavor Operating Company, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreements. The Company entered into the tax receivable agreements with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The tax receivable agreements generally provide for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreements".

In addition, we have implemented and will continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to continue to incur expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We have recognized and will continue to recognize certain non-recurring costs as part of our transition to a publicly traded company, consisting of professional fees and other expenses.

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Revenue	$5,077,713	$3,478,743	$4,570,970
Operating expenses:
Direct operating costs	2,597,178	1,745,275	2,323,269
Selling, general and administrative expenses	2,283,558	1,442,316	1,753,938
Insurance recoveries	(68,190)	(86,990)	—
Depreciation and amortization	282,883	310,883	280,749
Impairment charges	4,524	220,477	2,478
Total operating expenses	5,099,953	3,631,961	4,360,434
Operating (loss) income from continuing operations	(22,240)	(153,218)	210,536
Other (expense) income:
Interest expense, net	(268,677)	(284,586)	(270,944)
Loss on extinguishment of debt	(28,628)	—	—
Tax receivable agreements liability adjustment	(101,736)	—	—
Other income (expense), net	4,258	81,087	(69,226)
Loss from continuing operations before income taxes and equity losses of affiliates	(417,023)	(356,717)	(129,634)
(Benefit from) provision for income taxes	(22,277)	8,507	3,371
Loss from continuing operations before equity losses of affiliates	(394,746)	(365,224)	(133,005)
Equity losses of affiliates, net of tax	(72,733)	(260,094)	(392,656)
Loss from continuing operations, net of tax	(467,479)	(625,318)	(525,661)
Loss from discontinued operations, net of tax	—	—	(5,000)
Net loss	(467,479)	(625,318)	(530,661)
Less: Net (loss) income attributable to non-controlling interests	(139,168)	29,616	23,158
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	(31,686)	(654,934)	(553,819)
Net loss attributable to Endeavor Group Holdings, Inc.	$(296,625)	$—	$—

Revenue

Revenue increased $1,599.0 million, or 46.0%, to $5,077.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 as the Company rebounds from the impact of COVID-19.

•
Owned Sports Properties increased by $155.6 million, or 16.3%. The increase was primarily driven by an increase in media rights fees, new sponsorship deals and event related revenue due to the increase in the number of events held at UFC, an increase in PBR events and the successful completion of the Euroleague season in 2021 partially offset by a $25 million contract termination fee recognized in the prior year.
•
Events, Experiences & Rights increased by $437.8 million, or 27.5%. The increase was primarily attributable to an increase in media rights fees of $139 million primarily driven by the return of live events and the impact of COVID-19 on the European soccer seasons partially offset by the expiration of two European soccer contracts in the second quarter of 2021. Additionally, sports production revenue increased $87 million and event and performance revenue increased $212 million due to the return of live events in 2021. Events and performance revenue also benefited from the acquisition of NCSA.
•
Representation increased by $1,015.9 million, or 107.6%. The increase was primarily driven by a $716 million increase in content deliveries at Endeavor Content and an increase of $300 million in client commissions, licensing and corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19.

Revenue decreased $1,092.2 million, or 23.9%, to $3,478.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 (excluding the impact of On Location, revenue decreased 30.2% in the year ended December 31, 2020 compared to the year ended December 31, 2019).

•
Owned Sports Properties increased by $16.9 million, or 1.8%. The increase in our Owned Sports Properties segment was driven by increased rights fees at UFC of $20.0 million, in addition to a $25 million increase from a contract termination fee, partially offset by the lower number of events as well as the lack of ticket sales for UFC and PBR events and the early cancellation of the Euroleague season from the impact of COVID-19.
•
Events, Experiences & Rights decreased by $390.7 million, or 19.7%. The decline was primarily attributable to COVID-19 related impacts which resulted in the postponement or cancellation of live sporting events and other in-person events starting in mid-March and was partially offset by $289.5 million related to the acquisition of On Location.

•
Representation decreased by $729.9 million, or 43.6%. The decline was primarily driven by the impact of COVID-19 on talent and brand representation due to the stoppages of entertainment productions, including film, television shows, and music events, as well as reduced corporate spending on marketing and activation starting in mid-March.

Direct operating costs

Direct operating costs increased $851.9 million, or 48.8%, to $2,597.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $656 million related to an increase in content deliveries at Endeavor Content, $111 million related to events and performance, $69 million in media production, and $22 million in marketing and experiential activation costs due to the changes in revenue described above.

Direct operating costs decreased $578.0 million, or 24.9%, to $1,745.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to approximately $541 million of reduced event costs, media rights expenses and sports production costs resulting from the postponement or cancellation of sports and live events due to COVID-19 and approximately $222 million of lower content amortization expenses due to a reduction in content delivery in 2020, partially offset by approximately $234 million of increases in costs related to On Location acquired in January 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $841.2 million, or 58.3%, to $2,283.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was principally due to increased equity-based compensation expense of $441 million, of which $251.9 million is due to modifications of certain pre-IPO awards to remove certain forfeiture and discretionary call terms, higher cost of personnel, including bonuses, and other operating expenses as the business recovers from the impact of COVID-19.

Selling, general and administrative expenses decreased $311.6 million, or 17.8%, to $1,442.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease principally reflects our COVID-19 related cost savings initiatives including lower cost of personnel resulting from pay reductions, furloughs and workforce reductions, and reduced travel and other operating expenses. This decrease was partially offset by $56.9 million of selling, general and administrative costs associated with On Location.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the years ended December 31, 2021 and 2020, we recognized $68.2 million and $87.0 million, of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $28.0 million, or 9.0%, to $282.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decreases were primarily driven by certain UFC intangible assets becoming fully amortized in 2020 offset by increases for our 2021 acquisitions.

Depreciation and amortization increased $30.1 million, or 10.7%, to $310.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by the amortization of intangible assets recognized in connection with our 2020 acquisitions of On Location and the remaining 50% of the membership interests of FC Diez Media.

Impairment charges

Impairment charges of $4.5 million for the year ended December 31, 2021 related to goodwill in our Events, Experiences & Rights and Representation segments. Impairment charges of $220.5 million for the year ended December 31, 2020 related to goodwill and intangible asset impairment driven by lower projections as a result of the impact of COVID-19 and restructuring in certain of our businesses, primarily in our Events, Experiences & Rights and Representation segments.

Interest expense, net

Interest expense, net decreased $15.9 million, or 5.6% to $268.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, principally due to lower interest rates under our UFC Credit Facility following a repricing in January 2021 partially offset by higher indebtedness.

Loss on extinguishment of debt of $28.6 million for the year ended December 31, 2021 was due to fees and expenses incurred for the early redemption of our term loans issued in May 2020.

Interest expense, net increased $13.6 million to $284.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, principally due to lower short-term rates, partially offset by higher indebtedness incurred through additional borrowings.

Tax receivable agreements liability adjustment

The Company recorded a $92.6 million expense for the tax receivable agreements liability related to the expected realization of certain tax benefits, including the release of a valuation allowance, in connection with the sale of the restricted Endeavor Content business, which closed in

January 2022, and recorded a $9.1 million expense due to a change in estimates related to the tax receivable agreements liability recorded in the second quarter of 2021.

Other income (expense), net

The income for the year ended December 31, 2021 primarily included $22.2 million of gains primarily from sales and changes in fair value of equity investments partially offset by $17.2 million of foreign currency transaction losses and $11.3 million of losses due to the change in the fair value of embedded foreign currency derivatives.

The income for the year ended December 31, 2020 primarily included gains of $27.1 million, $8.1 million, $15.3 million and $12.7 million recorded for the acquisition of the remaining 50% of the membership interests of FC Diez Media, the deconsolidation of Asian Tour Media, the gain on the sale of an investment and the change in the fair value of embedded foreign currency derivatives, respectively.

The expense for the year ended December 31, 2019 primarily included a $27.4 million impairment of equity investments and related note receivable and a $39.3 million loss related to the change in the fair value of embedded foreign currency derivatives.

(Benefit from) provision for income taxes

For the year ended December 31, 2021, we recorded $22.3 million benefit from income taxes compared to $8.5 million provision for income taxes for the year ended December 31, 2020. The change is primarily due to the impact of a $68.6 million valuation allowance release related to the expected realization of certain tax benefits in connection with the sale of the restricted Endeavor Content business, which closed in January 2022, partially offset by deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO and a change in the tax rate in the United Kingdom.

The provision for income taxes increased $5.1 million to $8.5 million for the year ended December 31, 2020 compared to 2019. The change is primarily due to tax expense of $24.1 million related to the On Location acquisition and subsequent tax restructuring, $10.2 million to revise the tax provision related to a prior year acquisition and subsequent tax restructuring, offset by a $7.2 million decrease in unrecognized tax benefits, and the release of $19.1 million of valuation allowances on net deferred U.S. tax assets, exclusive of deferred tax liabilities on indefinite lived intangible assets, state income taxes, and foreign tax credits.

Equity losses of affiliates, net of tax

Equity losses of affiliates decreased $187.4 million to $72.7 million for the year ended December 31, 2021, compared to the year ended December 31, 2020 and decreased $132.6 million to $260.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Our equity losses of affiliates are primarily due to the losses related to our investment in Learfield IMG College. During the year ended December 31, 2021, we recorded $76.1 million of such equity losses. During the year ended December 31, 2020, we recorded $250.7 million in equity losses resulting from continued losses and the impact of COVID-19 on Learfield IMG College's operating results, resulting in goodwill and indefinite-lived intangible asset impairments. During the year December 31, 2019, Learfield IMG College's results included a charge as a result of its annual goodwill and indefinite-lived intangible assets impairment test. Additionally, during the year December 31, 2019, we recorded an other-than-temporary impairment of $117.0 million resulting from continued losses and limited expectations of recovery.

Net (loss) income attributable to non-controlling interests

Net loss attributable to non-controlling interests was $139.2 million for the year ended December 31, 2021 compared to net income attributable to non-controlling interests of $29.6 million for the year ended December 31, 2020. The change from income to loss was primarily driven by the effect of the reorganization transactions offset by net income incurred at UFC prior to the UFC Buyout.

Net income attributable to non-controlling interests increased $6.5 million to $29.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by an increase in net income from UFC offset by the net loss allocated to the non-controlling interest holders from the acquisition of On Location.

SEGMENT RESULTS OF OPERATIONS

We classify our business into three reportable segments: Owned Sports Properties; Events, Experiences & Rights; and Representation. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability and is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Revenue:
Owned Sports Properties	$1,108,207	$952,624	$935,765
Events, Experiences & Rights	2,031,283	1,593,509	1,984,221
Representation	1,959,757	943,873	1,673,796
Eliminations	(21,534)	(11,263)	(22,812)
Total Revenue	$5,077,713	$3,478,743	$4,570,970
Adjusted EBITDA:
Owned Sports Properties	$537,627	$457,589	$417,203
Events, Experiences & Rights	215,578	59,224	146,888
Representation	383,388	211,977	375,061
Corporate	(256,277)	(145,240)	(205,649)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
(in thousands)
Revenue	$1,108,207	$952,624	$935,765
Direct operating costs	$379,721	$312,935	$332,427
Selling, general and administrative expenses	$194,228	$185,835	$180,107
Adjusted EBITDA	$537,627	$457,589	$417,203
Adjusted EBITDA margin	48.5%	48.0%	44.6%

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenue for the year ended December 31, 2021 increased $155.6 million, or 16.3%, to $1,108.2 million, compared to the year ended December 31, 2020. The increase was primarily related to an increase in media rights fees of $88 million and event related revenue of $68 million due to an increase in the number of events held at UFC and PBR, increased sponsorships and the successful completion of the Euroleague season in 2021. The event related revenue in the prior year includes a $25 million contract termination fee.

Direct operating costs for the year ended December 31, 2021 increased $66.8 million, or 21.3%, to $379.7 million, compared to the year ended December 31, 2020. The increase was primarily attributable to the increase in the number of UFC events held.

Selling, general and administrative expenses for the year ended December 31, 2021 increased $8.4 million, or 4.5%, to $194.2 million, compared to the year ended December 31, 2020. The increase was primarily attributable to cost of personnel as well as travel expenses related to the increase in the number of UFC events held. Corporate allocations remained relatively unchanged in 2021 from 2020.

Adjusted EBITDA for the year ended December 31, 2021 increased $80.0 million, or 17.5%, to $537.6 million, compared to the year ended December 31, 2020. The increase in Adjusted EBITDA was primarily driven by the increase in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses.

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue for the year ended December 31, 2020 increased $16.9 million, or 1.8%, to $952.6 million, compared to the year ended December 31, 2019. The increase was driven by increased rights fees at UFC of $20.0 million, in addition to a $25 million increase from a contract termination fee, partially offset by the impacts from COVID-19 as UFC and PBR had fewer events and events that occurred had limited to no ticket revenue from April through September, and the cancellation of the 2019-2020 Euroleague season in March.

Direct operating expenses for the year ended December 31, 2020 decreased $19.5 million, or 5.9%, to $312.9 million, compared to the year ended December 31, 2019. The decrease was attributable to reduced event costs at UFC by holding certain events at the UFC APEX facilities during 2020 and a reduction in the number of events at PBR in 2020.

Selling, general and administrative expenses for the year ended December 31, 2020 increased $5.7 million, or 3.2%, to $185.8 million, compared to the year ended December 31, 2019. The increase was primarily attributable to higher cost of personnel of approximately $10 million partially offset by cost savings initiatives in other operating expenses. Corporate allocations remained relatively unchanged in 2020 from 2019.

Adjusted EBITDA for the year ended December 31, 2020 increased $40.4 million, or 9.7%, to $457.6 million, compared to the year ended December 31, 2019. The increase in Adjusted EBITDA was primarily due to increased revenue at UFC as well as decreased direct operating costs, partially offset by declines in PBR and Euroleague due to the COVID-19 related impacts described above.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
(in thousands)
Revenue	$2,031,283	$1,593,509	$1,984,221
Direct operating costs	$1,370,291	$1,246,793	$1,461,451
Selling, general and administrative expenses	$514,310	$387,203	$388,005
Adjusted EBITDA	$215,578	$59,224	$146,888
Adjusted EBITDA margin	10.6%	3.7%	7.4%

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenue for the year ended December 31, 2021 increased $437.8 million, or 27.5%, to $2,031.3 million, compared to the year ended December 31, 2020.

•
Media rights fees increased $139 million primarily driven by the impact of COVID-19 cancelling and delaying live events in 2020 such as UEFA Euros, The Open Championship and Wimbledon and the timing of matches on both the 2019/2020 and 2020/2021 European soccer seasons as well as new events such as CONCACAF partially offset by the expiration of two European soccer contracts in the second quarter of 2021.
•
Media Production revenue increased $87 million due to the return to a largely full schedule of events in 2021 as compared to the impact of COVID-19 on event schedules in 2020, including coverage of the English Premier League which was partially rescheduled to the second half of 2020, and golf and tennis events which were cancelled.
•
Event and performance revenue increased $212 million due primarily to (i) the adverse impact of COVID-19 on certain events in the prior year, including Hyde Park Winter Wonderland, Miami Open, Ryder Cup, HSBC Women’s World Championship, Honda LPGA, ANA Inspiration, Frieze NY and Miss Universe pageant, (ii) all summer camps taking place at the IMG Academy at full capacity in 2021 that were cancelled or had attendance restrictions in 2020 and (iii) the benefit of the NCSA acquisition. These increases were partially offset by attendance restrictions at the 2021 Super Bowl LV, as well as the adverse impact of COVID-19 on certain events in the current year, including Frieze LA and Rio Open, and the exit of our Exhibitions business.

Direct operating costs for the year ended December 31, 2021 increased $123.5 million, or 9.9%, to $1,370.3 million, compared to the year ended December 31, 2020. Media production expenses increased $69 million due to changes in revenue described above and live event and performance costs of $50 million due to the changes in revenue described above, including amounts for the cancellation of an event and the impact of the acquisition of NCSA. These increases were partially offset by decreases in media rights expenses due to the expiration of two European soccer contracts described above, whose costs were in excess of revenue, offset by increases resulting from the return of live events and new events.

Selling, general and administrative expenses for the year ended December 31, 2021 increased $127.1 million, or 32.8%, to $514.3 million, compared to the year ended December 31, 2020. The increase was primarily driven by increased cost of personnel as the business recovers from the impact of COVID-19. The acquisition of NCSA contributed approximately $55 million in selling, general and administrative expenses for the year ended December 31, 2021. Corporate allocations remained relatively unchanged in 2021 from 2020.

Adjusted EBITDA for the year ended December 31, 2021 increased $156.4 million to $215.6 million, compared to the year ended December 31, 2020. The increase in Adjusted EBITDA was primarily driven by the increase in revenue partially offset by the increase in related direct operating costs and selling, general and administrative expenses and a decrease in insurance recoveries related to cancelled events.

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue for the year ended December 31, 2020 decreased $390.7 million, or 19.7%, to $1,593.5 million, compared to the year ended December 31, 2019. Revenue decreased $680.2 million primarily from our media rights and live event revenues attributable to COVID-19 related event cancellations or delays, partially offset by $289.5 million related to the acquisition of On Location in January 2020. Revenue declined due to the delay of the soccer season in Europe which resulted in modified schedules for most leagues, as well as the cancellation or delay of major tennis and golf events which negatively impacted our media rights and sports production revenues. Events revenue declined due to the cancellations of the Miami Open and Hyde Park Winter Wonderland as well as other cancelled or postponed events, motorsports and exhibitions. Excluding the impact of the On Location acquisition, revenue decreased 34.3% for 2020 compared to 2019.

Direct operating expenses for the year ended December 31, 2020 decreased $214.7 million, or 14.7%, to $1,246.8 million, compared to the year ended December 31, 2019. Direct operating expenses decreased $445.1 million primarily from a reduction in media rights expenses of $137.3 million and live event costs of $284.3 million due to COVID-19 related event cancellations or delays, partially offset by $230.4 million of direct operating expenses from On Location.

Selling, general and administrative expenses for the year ended December 31, 2020 decreased $0.8 million, or 0.2%, to $387.2 million compared to the year ended December 31, 2019. Selling, general and administrative expenses decreased $57.7 million primarily from our cost savings initiatives implemented across the segment, which focused on cost of personnel, travel and other operating expenses as a result of

COVID-19; such decrease was primarily offset by selling, general and administrative expenses from On Location of $56.9 million. Corporate allocations remained relatively unchanged in 2020 from 2019.

Adjusted EBITDA for the year ended December 31, 2020 decreased $87.7 million, or 59.7%, to $59.2 million, compared to the year ended December 31, 2019. The decrease in Adjusted EBITDA was primarily due to declines in revenue and related direct operating expenses as noted above and was partially offset by On Location and the benefit from the cost savings initiatives implemented across the segment, as well as insurance recoveries related to certain events of $81.4 million.

Representation

The following table sets forth our Representation segment results for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
(in thousands)
Revenue	$1,959,757	$943,873	$1,673,796
Direct operating costs	$867,437	$190,259	$550,589
Selling, general and administrative expenses	$709,992	$543,813	$744,394
Adjusted EBITDA	$383,388	$211,977	$375,061
Adjusted EBITDA margin	19.6%	22.5%	22.4%

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenue for the year ended December 31, 2021 increased $1,015.9 million, or 107.6%, to $1,959.8 million, compared to the year ended December 31, 2020. The increase was primarily attributable to a $716 million increase in content deliveries at Endeavor Content and an increase of $300 million in client commissions, licensing and marketing and experiential activations which were all significantly impacted by COVID-19 in the prior year.

Direct operating costs for the year ended December 31, 2021 increased $677.2 million, or 355.9%, to $867.4 million, compared to the year ended December 31, 2020. The increase was predominantly attributable to the above mentioned increase in content deliveries at Endeavor Content and marketing and experiential activations.

Selling, general and administrative expenses for the year ended December 31, 2021 increased $166.2 million, or 30.6%, to $710.0 million, compared to the year ended December 31, 2020. The increase was primarily driven by growth in cost of personnel, including bonuses, as the business recovers from the impact of COVID-19. Corporate allocations remained relatively unchanged in 2021 from 2020.

Adjusted EBITDA for the year ended December 31, 2021 increased $171.4 million, or 80.9%, to $383.4 million, compared to the year ended December 31, 2020. The increase in Adjusted EBITDA was driven by the increase in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses.

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue for the year ended December 31, 2020 decreased $729.9 million, or 43.6%, to $943.9 million, compared to the year ended December 31, 2019. The decrease was due to the impact of COVID-19 on talent and brand representation due to stoppages of entertainment productions, including film, television shows, and music events, disruption of Endeavor Content film and television projects, as well as reduced corporate spending on marketing and activation.

Direct operating expenses for the year ended December 31, 2020 decreased $360.3 million, or 65.4%, to $190.3 million, compared to the year ended December 31, 2019. The decline is primarily due to lower content amortization expenses of approximately $222 million due to a reduction in content delivery in 2020 and approximately $93 million due to the reduction of experiential marketing activations.

Selling, general and administrative expenses for the year ended December 31, 2020 decreased $200.6 million, or 26.9%, to $543.8 million, compared to the year ended December 31, 2019. The decline was primarily related to cost savings initiatives across the segment focused on cost of personnel, travel and operating expenses in response to COVID-19. Corporate allocations remained relatively unchanged in 2020 from 2019.

Adjusted EBITDA for the year ended December 31, 2020 decreased $163.1 million, or 43.5%, to $212.0 million, compared to the year ended December 31, 2019. The decrease in Adjusted EBITDA was primarily due to declines in revenue and related direct operating expenses as noted above, which were partially offset by cost savings initiatives.

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

The following table sets forth our results for Corporate for the years ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
(in thousands)
Adjusted EBITDA	$(256,277)	$(145,240)	$(205,649)

Adjusted EBITDA for the year ended December 31, 2021 decreased $111.0 million, or 76.5%, to $(256.3) million, compared to the year ended December 31, 2020. The decline was driven by an increase in cost of personnel, including bonuses, and other general and administrative expenses.

Adjusted EBITDA improved $60.4 million for the year ended December 31, 2020 to $(145.2) million compared to the year ended December 31, 2019. The decrease in expenses was primarily due to lower cost of personnel, travel, and professional fees associated with a cost reduction effort which began in March 2020 in response to COVID-19.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings, COVID-19 related expenses, tax receivable agreements liability adjustment, and certain other items when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

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

Adjusted EBITDA

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(467,479)	$(625,318)	$(530,661)
Loss from discontinued operations, net of tax	—	—	5,000
(Benefit from) provision for income taxes	(22,277)	8,507	3,371
Interest expense, net	268,677	284,586	270,944
Depreciation and amortization	282,883	310,883	280,749
Equity-based compensation expense (1)	532,467	91,271	101,188
Merger, acquisition and earn-out costs (2)	60,904	22,178	49,869
Certain legal costs (3)	5,451	12,520	29,681
Restructuring, severance and impairment (4)	8,490	271,868	42,441
Fair value adjustment - Droga5 (5)	—	405	3,734
Fair value adjustment - equity investments (5)	(21,558)	469	11,759
Equity method losses - Learfield IMG College (6)	76,135	250,726	366,797
COVID-19 related costs (7)	—	2,692	—
Tax receivable agreements liability adjustment (8)	101,736	—	—
Other (9)	54,887	(58,240)	98,631
Adjusted EBITDA	$880,316	$572,547	$733,503
Net loss margin	(9.2%)	(18.0%)	(11.6%)
Adjusted EBITDA margin	17.3%	16.5%	16.0%

Adjusted Net Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(467,479)	$(625,318)	$(530,661)
Net loss (income) attributable to non-controlling interests	139,168	(29,616)	(23,158)
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	31,686	—	—
Net loss attributable to Endeavor Group Holdings, Inc.	(296,625)	—	—
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(654,934)	(553,819)
Loss from discontinued operations, net of tax	—	—	5,000
Amortization	191,223	225,492	209,243
Equity-based compensation expense (1)	532,467	91,271	101,188
Merger, acquisition and earn-out costs (2)	60,904	22,178	49,869
Certain legal costs (3)	5,451	12,520	29,681
Restructuring, severance and impairment (4)	8,490	271,868	42,441
Fair value adjustment - Droga5	—	405	3,734
Fair value adjustment - equity investments (5)	(21,558)	469	11,759
Equity method losses - Learfield IMG College (6)	76,135	250,726	366,797
COVID-19 related costs (7)	—	2,692	—
Tax receivable agreements liability adjustment (8)	101,736	—	—
Other (9)	54,887	(58,240)	98,631
Tax effects of adjustments (10)	71,471	(25,528)	(29,757)
Other tax items (11)	(50,956)	15,164	—
Adjustments allocated to non-controlling interests (12)	(448,558)	(69,272)	(93,899)
Adjusted Net Income	$285,067	$84,811	$240,868

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The increase for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to modification of certain pre-IPO equity-based awards primarily to remove certain forfeiture and discretionary call terms as well as grants under the 2021 Incentive Award Plan that were issued in connection with the IPO. Equity-based compensation was recognized in all segments and Corporate for the year ended December 31, 2021.

The decrease for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to fewer awards being granted in 2020. For the years ended December 31, 2019 and 2020, equity-based compensation expense primarily related to our Owned Sports Properties and Representation segments and Corporate.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to remain our employees.

Such costs for the year ended December 31, 2021 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $35 million, which primarily related to our Events, Experiences & Rights and Representation segments. Professional advisor costs were approximately $25 million and related to all of our segments and Corporate.

Such costs for the year ended December 31, 2020 primarily related to professional advisor costs of approximately $13 million and primarily related to our Events, Experiences & Rights segment. Acquisition earn-out adjustments were approximately $9 million primarily related to our Representation segment.

Such costs for the year ended December 31, 2019 primarily related to our Representation segment, of which the largest component was earn-out adjustments, as well as our Events, Experiences & Rights segment, of which the largest component was professional advisor costs. Acquisition earn-out adjustments were approximately $34 million.

(3)
Includes costs related to certain litigation or regulatory matters in each of our segments and Corporate.
(4)
Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the year ended December 31, 2021 included approximately $6 million related to the impairment of goodwill and $3 million for severance and restructuring expenses, both primarily related to our Representation and Events, Experiences & Rights segments.

Such costs for the year ended December 31, 2020 included approximately $220 million related to the impairment of intangible assets and goodwill, approximately $19 million related to the impairment of certain other assets and investments and approximately $32 million for severance and restructuring expenses, in each case primarily related to COVID-19, and primarily related to our Owned Sports Properties and Events, Experiences & Rights segments and Corporate.

Such costs for the year ended December 31, 2019 included approximately $29 million related to the impairment of certain investments and approximately $14 million for severance and restructuring expenses and primarily related to our Representation and Events, Experiences & Rights segments.

(5)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.

(6)
Relates to equity method losses, including impairment charges, from our investment in Learfield IMG College following the merger of our IMG College business with Learfield in December 2018.

(7)
Includes COVID-19 related costs that are non-recurring and incremental costs that would have otherwise not been incurred. Such adjustment for the year ended December 31, 2020 does not include the write-off of $11 million of deferred event costs, net of insurance recoveries, which is adjusted in our Events, Experiences & Rights segment profitability measure.

(8)
Includes a $92.6 million expense for the tax receivable agreements liability related to the expected realization of certain tax benefits, including the release of a valuation allowance, in connection with the sale of the restricted Endeavor Content business, which closed in January 2022, and a $9.1 million expense due to a change in estimates related to the tax receivable agreements liability recorded in the second quarter of 2021.

(9)
For the year ended December 31, 2021, other costs were comprised primarily of approximately $29 million related to a loss on debt extinguishment, which related primarily to Corporate, losses of approximately $17 million on foreign exchange transactions, which related to all of our segments and Corporate, a loss of approximately $11 million related to non-cash fair value adjustments of embedded foreign currency derivatives and a $2 million fee received from our Learfield IMG College investment, both of which related primarily to our Events, Experiences & Rights segment, approximately $2 million related to transaction costs associated with the repricing of the UFC Credit Facilities in our Owned Sports Properties segment and approximately a $2 million gain from an earnout related to the sale of an investment related to our Representation segment.

For the year ended December 31, 2020, other costs were comprised primarily of a gain of approximately $27 million related to the consolidation of a previously held equity interest in FC Diez Media, a gain of approximately $15 million related to the sale of an investment, a gain of approximately $8 million associated with the deconsolidation of Asian Tour Media Pte. Ltd., a gain of approximately $13 million related to non-cash fair value adjustments of embedded foreign currency derivatives and approximately $3 million increase related to purchase price adjustments to deferred revenue and ticket inventory at On Location, which related primarily to our Events, Experiences & Rights segment.

For the year ended December 31, 2019, other costs were comprised primarily of charges of approximately $17 million related to the impairment of a note receivable due from an equity investment related to our Representation segment, approximately $39 million related to non-cash fair value adjustments of embedded foreign currency derivatives related to our Events, Experiences & Rights segment, approximately $7 million of costs associated with the refinancing of our UFC Credit Facilities, which related primarily to our Owned Sports Properties segment, charges of approximately $28 million related to our prior initial public offering costs and $5 million related to a premium on the redemption of certain equity units held by an investor, which related to Corporate.

(10)
Reflects the tax effect of the adjustments noted above.

(11)
Such items for the year ended December 31, 2021 relate to the release of a $68.6 million valuation allowance on deferred tax assets due to the expected realization of certain tax benefits in connection with the sale of the restricted Endeavor Content business, which closed in January

2022, a $7.4 million expense for deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO and a $10.2 million tax expense related to a change in tax rate in the United Kingdom.

Such items for the year ended December 31, 2020 relate to a $34.3 million tax expense recorded as a result of acquisitions and subsequent tax restructurings, and the release of $19.1 million of valuation allowances on net deferred U.S. tax assets, exclusive of deferred tax liabilities on indefinite lived intangible assets, state income taxes, and foreign tax credits.

(12)
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

Debt facilities

As of December 31, 2021, we had an aggregate of $5.6 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the “Credit Facilities”) and UFC Holdings, LLC’s term loan and revolving credit facilities (the “UFC Credit Facilities” and, collectively with the Credit Facilities, the “Senior Credit Facilities”). As of December 31, 2021 we had available borrowing capacity of approximately $381 million under the Senior Credit Facilities.

Credit Facilities

As of December 31, 2021, we have borrowed an aggregate of $2.8 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the “ABR”) plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2020, we issued $260.0 million as a separate tranche of term loans, which accrued interest at a rate equal to adjusted LIBOR plus 8.50%, with a LIBOR floor of 1.00%. On June 29, 2021, we repaid the outstanding principal of $256.7 million as well as associated fees and expenses incurred due to early redemption of $28.6 million.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. As of December 31, 2021, approximately 54% of our Term Loans is hedged. See Note 12, “Debt” to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on the Credit Facilities.

As of December 31, 2021, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. On June 29, 2021, we repaid $163.1 million under the revolving credit facility. As of December 31, 2021, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $23.8 million. The revolving facility matures on May 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on December 31, 2021, as we had no borrowings outstanding under the revolving credit facility.

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

UFC Credit Facilities

As of December 31, 2021, we have borrowed an aggregate of $2.8 billion of first lien term loans under the UFC Credit Facilities. Following a repricing under the UFC Credit Facilities in January 2021, borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 12, “Debt” to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on the UFC Credit Facilities.

As of December 31, 2021, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt. On June 29, 2021, we repaid $180.2 million of first lien term loans under the UFC Credit Facilities. On October 27, 2021, we amended the facility to provide for a $600.0 million term loan, which we borrowed in full.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of December 31, 2021, we had no borrowings outstanding under this revolving credit facility and no outstanding letters of credit. The revolving facility under the UFC Credit Facilities matures on April 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on December 31, 2021, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of December 31, 2021, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to Endeavor Content and On Location, with total committed amounts of $528.7 million, of which $252 million was outstanding and $76.2 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2023 and 2025, bearing interest at rates ranging from 2.63% to 2.87%.

Our Endeavor Content facility is an asset-based facility used to fund television and film production. As of December 31, 2021, our Endeavor Content facility had total capacity of $430.0 million, and we had $223.4 million borrowed and a letter of credit outstanding of $1.2 million. Our ability to borrow under the facility depends on there being sufficient borrowing base capacity, which in turn depends on the number and size of productions we are engaged in and the value of future receipts for the productions. The amounts borrowed under the facility will increase if we enter into additional productions, or decrease if we reduce our production activity. The Endeavor Content facility matures on March 31, 2025. The outstanding borrowings under this facility have been classified within liabilities held for sale as of December 31, 2021.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the “OL Credit Facility”). As of December 31, 2021, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities.

Both the Endeavor Content Facility and the OL Credit Facility contain restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Years ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net income, adjusted for non-cash items	$1,137,747	$313,929	$562,920
Changes in working capital	(107,095)	176,381	(30,890)
Changes in non-current assets and liabilities	(697,053)	(329,092)	(134,127)
Net cash provided by operating activities	$333,599	$161,218	$397,903
Net cash used in (provided by) investing activities	$(659,080)	$(315,792)	$46,083
Net cash provided by (used in) financing activities	$960,175	$453,989	$(428,140)
Discontinued Operations: Net cash used in operating activities	$-	$-	$(5,000)

December 31, 2021 compared to December 31, 2020

Operating activities changed from $161.2 million of cash provided in the year ended December 31, 2020 to $333.6 million of cash provided in the year ended December 31, 2021. Cash provided in the year ended December 31, 2021 primarily represents a smaller net loss of $467.5 million from the continued recovery from COVID-19, higher amortization of content costs of $584.9 million from content deliveries at Endeavor Content and an increase in equity-based compensation expense of $532.5 million partially offset by an increase in other assets of $800.9 million from additional investments in Endeavor Content film assets and an increase in accounts receivable of $351.6 million. Cash provided in the year ended December 31, 2020 primarily represents a decrease in accounts receivable of $314.0 million and equity losses from affiliates of $260.1 million due to changes to the timing of collections and payments from modified event and media rights schedules and the adverse impact on businesses from COVID-19.

Investing activities changed from $315.8 million of cash used in the year ended December 31, 2020 to $659.1 million of cash used in the year ended December 31, 2021. Cash used in the year ended December 31, 2021 primarily reflects payments for acquisitions of businesses, primarily for NCSA, DBH, FlightScope and Mailman, of $436.4 million, investments in non-controlled affiliates, primarily Learfield IMG College, of $154.1 million and capital expenditures of $99.8 million. Cash used in the year ended December 31, 2020 primarily reflects payments for acquisitions of businesses, primarily On Location, of $317.9 million, capital expenditures of $71.7 million and investments in non-controlled affiliates of $37.6 million offset by proceeds received of $113.0 million primarily for the sale of an investment.

Financing activities changed from $454.0 million of cash provided in the year ended December 31, 2020 to $960.2 million of cash provided in the year ended December 31, 2021. Cash provided in the year ended December 31, 2021 primarily reflects proceeds from the equity offerings, net of underwriting discounts, primarily from the IPO and private placements, of $1,886.6 million partially offset by $835.7 million used for the UFC Buyout. Cash provided in the year ended December 31, 2020 primarily reflects net proceeds from debt of $649.5 million partially offset by distributions of $123.2 million primarily made by UFC.

December 31, 2020 compared to December 31, 2019

Cash provided by operating activities from continuing operations decreased $236.7 million primarily due to the impact of COVID-19 on our results of operations. Operating cash flow was adversely impacted as television and film productions were put on hiatus, while concerts and live event marketing programs were cancelled, reducing the commissions and fees earned in 2020, the cancellation of live events, restrictions on live attendance, and reduced enrollment in our full-time and camp programs. This was partially offset by event cancellation insurance proceeds and cost reduction initiatives, implemented in March 2020 that reduced cash compensation, travel & entertainment, and other operating expenses.

Investing activities from continuing operations changed from $46.1 million of cash provided in the year ended December 31, 2019 to $315.8 million of cash used in the year ended December 31, 2020. The change in cash used for investing is primarily due to higher payments for acquisitions of businesses, primarily On Location, of $317.9 million for the year ended December 31, 2020 as compared to $5.4 million for the year ended December 31, 2019 and lower amounts of proceeds received for the sale of our investments.

Financing activities from continuing operations changed from $428.1 million of cash used in the year ended December 31, 2019 to $454.0 million of cash provided in the year ended December 31, 2020. Cash provided in the year ended December 31, 2020 primarily reflects net proceeds from debt of $649.5 million offset by distributions of $123.2 million primarily made by UFC. Cash used in the year ended December 31, 2019 primarily reflects $537.7 million for the redemption of all Zuffa’s Class P Units, $512.7 million for the redemption of certain of our equity interests, and $165.0 million related to payments under our equity buyback plan and tax distributions to equity investors, partially offset by contributions of $470.6 million from our equity investors and net proceeds from debt of $391.3 million.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations, (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein) and (4) proceeds from the sale of the restricted Endeavor Content business. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service for at least the next 12 months. However, the ongoing COVID-19 pandemic has had and may continue to have an impact on cash flows from operations in the future.

Our cash and cash equivalents consist primarily of cash on deposit with banks and liquid investments in money market funds. As of December 31, 2021, cash and cash equivalents totaled $1,561.0 million, including cash held at non-wholly owned consolidated subsidiaries where cash distributions may be subject to restriction under applicable operating agreements or debt agreements and, due to such restrictions, may not be readily available to service obligations outside of those subsidiaries. These balances, which primarily consist of Endeavor China and On Location were $123.7 million as of December 31, 2021.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions (including OpenBet and Madrid Open) and settle acquisition earn-outs from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreements, (7) pay income taxes, (8) make distributions to members and (9) reduce our outstanding indebtedness under our Senior Credit Facilities.

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

Subject to funds being legally available, we expect that Endeavor Operating Company will make distributions to each of its members, including the Endeavor Profits Units holders and Endeavor Manager, in amounts sufficient to pay applicable taxes attributable to each member’s allocable share of taxable income of Endeavor Operating Company. Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement. However, in certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to the other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Non pro-rata tax distributions may be paid to holders of Endeavor Profits Units.

Tax receivable agreements

Generally, we are required under the tax receivable agreements to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreements. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreements will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreements will vary depending upon a number of factors, including the amount, character and timing of the taxable income of EGH in the future. If the existing valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period as a result of having sufficient taxable income, among other criteria, or other tax attributes subject to the tax receivable agreements are determined to be payable, additional tax receivable agreements liabilities may be recorded. In the event that such criteria are met in 2022, the associated tax receivable agreements liability to be recorded for all exchanges that have occurred as of December 31, 2021, would exceed $850 million.

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

Contractual Obligations, Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2021, aggregated by type.

	Payments due by period
(in thousands)	Total	2022	2023-2024	2025-2026	After 2026
Long-term debt, principal repayments(1)	$5,785,825	$101,118	$164,804	$5,456,289	$63,614
Long-term debt, interest payments(2)	731,196	188,678	368,625	169,928	3,965
Operating lease liabilities(3)	522,573	86,842	157,989	149,065	128,677
Purchase obligations/guarantees(4)	2,964,582	633,105	1,152,390	452,065	727,022
Total	$10,004,176	$1,009,743	$1,843,808	$6,227,347	$923,278

(1) The principal balance of certain term loans is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity. See Note 12, “Debt,” to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

(2) Variable interest rate payments on our long-term debt are calculated based on the current interest rate as of December 31, 2021 and the scheduled maturity of the underlying loans. Interest payments also include a commitment fee of 0.50% that we are required to pay on the unused balance of our revolving credit facilities under the Senior Credit Facilities.

(3) Our operating leases are primarily for office facilities, equipment and vehicles. Certain of these leases contain provisions for rent escalations or lease concessions.

(4) We routinely enter into purchase or guarantee arrangements for media, event or other representation rights as well as for advancements for content production or overhead costs with various organizations.

Payment obligations due under the tax receivable agreements as of December 31, 2021 total $133.8 million, of which $41.2 million is expected to be paid in 2022 and $92.6 million is expected to be paid in 2023. Future additional payments we may be required to make under the tax receivable agreements may be significant and are dependent upon certain criteria being met including future taxable income. See “Tax receivable agreements" above and see Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreements."

In September 2021, we signed an agreement to acquire the OpenBet business of Scientific Games Corporation ("OpenBet"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. Based on the agreement, we will pay Scientific Games Corporation consideration of $1.0 billion in cash and will issue 7,605,199 shares of the Company's Class A common stock, a value of $200.0 million based on the volume-weighted average trading price of the Class A common stock for the twenty trading days ended on September 24, 2021. The closing of this transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the third quarter of 2022.

In December 2021, we signed an agreement to acquire the Mutua Madrid Open tennis tournament and additional assets, including the Acciona Open de España golf tournament from Super Slam Ltd and its affiliates. Based on the agreement, we will pay approximately EUR 360 million for consideration and transfer fees upon closing, with an additional EUR 30 million of consideration payable within two years of closing. The closing of this transaction is subject to the final approvals of ATP Tour, Inc. and WTA Tour, Inc., and is expected to close in the first or second quarter of 2022.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates.

We believe the following estimates related to certain of our critical accounting policies, could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this Annual Report for a summary of our significant accounting policies.

Revenue Recognition

We have revenue recognition policies for our various operating segments that are appropriate to the circumstances of each business.

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. ASC 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. For further information regarding the impact of the adoption of this standard refer to Note 2, “Summary of Significant Accounting Policies” and Note 18, “Revenue” to our audited consolidated financial statements included elsewhere in this Annual Report.

Arrangements with Multiple Performance Obligations

We have various types of contracts with multiple performance obligations, primarily consisting of multi-year sponsorship and media rights agreements. The transaction price in these types of contracts is allocated on a relative standalone selling price basis. We typically determine the standalone selling price of individual performance obligations based on management estimates, unless standalone selling prices are observable through past transactions. Estimates used to determine a performance obligation’s standalone selling price impact the amount and timing of revenue recognized, but not the total amount of revenue to be recognized under the arrangement.

Principal versus Agent

We enter into many arrangements that require management to determine whether we are acting as a principal or an agent. This determination involves judgment and requires evaluation as to whether the Company controls the goods or services before they are transferred to the customer. As part of this analysis, the Company considers whether we are primarily responsible for fulfillment of the promise to provide the specified service, have inventory risk and have discretion in establishing prices. For events, this determination is primarily based on whether an event is owned by us or whether we are providing an event management service. For media rights distribution, this determination is primarily based on whether we have control over the media rights including inventory risk and setting pricing with customers. For re-billable expenses related to advertising and brand activation services, this determination is primarily based on whether we are primarily responsible for fulfillment of the services to the customer. If our determinations were to change, the amounts of our revenue and operating expenses may be different.

Timing of Recognition

Commission-based Representation and Licensing Revenue

For arrangements where we earn commissions or royalties based on a client’s sales, earnings or back-end profits, we recognize revenue either over time or at the point in time that our client performs in accordance with the terms of their engagement. We earn packaging revenue directly from studios/production companies (in lieu of receiving a commission from a client) for our role in arranging the creation, development and/or production of a program to be exhibited on broadcast or cable television, streaming, video-on-demand or similar platforms. A package typically involves an initial fee per episode as well as a back-end profit participation paid directly from a studio. We generally recognize the initial fee when a program is completed and delivered to the network.

When our commission is generated from an arrangement that involves an underlying license of intellectual property, we recognize such revenue in accordance with the sales-or usage-based royalty exception under ASC 606. Such arrangements primarily include:

•
Client profit participation: primarily relates to our client’s participation in the net profitability of an episodic television series or feature film in which they have played a role. Once the profit participation metric is achieved, we recognize commission revenue related to the sales or usage of the underlying functional intellectual property over time as the sales or usage occurs. The amount of revenue recognized is based on either statements received or management’s best estimate of sales or usage in a period when statements are received on a lag. If our estimates and judgments were to change, the timing and amount of revenue recognized may be different.
•
Package back-end profit participation: relates to our right to participate in the profitability of a television program, which is generally equal to a percentage of a contractually defined profitability measure. Once the profit participation metric is achieved, we recognize revenue related to the sales or usage of the underlying functional intellectual property over time as the sales or usage occurs. The amount of revenue recognized is based on either statements received or management’s best estimate of sales or usage in a period, if statements are received on a lag. If our estimates and judgments were to change, the timing and amount of revenue recognized may be different.
•
Licensing: relates to royalties or commissions from sales of licensed merchandise. The nature of the licensing arrangements is typically symbolic intellectual property, inclusive of logos, trade names, and trademarks related to merchandise sales. We recognize revenue related to the sales or usage of the underlying symbolic intellectual property over time as the sales or usage occurs. The amount of revenue recognized is based on either statements received or management’s best estimate of sales or usage in a period, if statements are received on a lag. If our estimates and judgments were to change, the timing and amount of revenue recognized may be different.

Content Development-based Revenue

Revenue from production services and studio fees for the production and licensing of original content, including television properties, documentaries, and films, is recognized when the content becomes available for exploitation and has been accepted by the customer. Revenue from production services of live entertainment and sporting events is recognized at the time of the event on a per event basis. Revenue from production services of editorial video content is recognized when the content is delivered to and accepted by the customer and the license period begins. Revenue for license fees that include a royalty is recognized in the period the royalty is generated following the sales and usage-based royalty exception for licenses of functional intellectual property.

Content Distribution and Sales-based Revenue

License fees from live entertainment and sporting event media rights are recognized when the event is aired. License fees for non-live event programming are recognized when the program has been delivered and is available for exploitation. Commission revenue from distribution and sales arrangements for television properties, documentaries and films of independent production companies is recognized when the underlying content becomes available for view or telecast and has been accepted by the customer.

Event-based Revenue

We earn revenue from events that we control in addition to providing event related services to events controlled by third parties. For controlled events (owned or licensed), revenue is generally recognized for each performance obligation over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the particular revenue source. Advance ticket sales, participation entry fees, hospitality sales and bundled experience packages are recorded as deferred revenue pending the event date. For event management related services to third party controlled events, revenue is generally recognized over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the service. If such revenues were recognized based on another basis, or if we made different determinations about which method to apply to a given arrangement, the timing of our revenue and operating expenses may be different.

Service Fee-based Revenue

We provide marketing and consultancy services to brands with expertise in brand strategy, activation, sponsorships, endorsements, creative development and design, digital and original content, public relations, live events, branded impact, and B2B services. Marketing revenue is either recognized over time, based on the number of labor hours incurred, costs incurred or time elapsed based on the Company’s historical practice of transferring similar services to customers, or at a point in time for live event activation engagements. Consulting fees are typically recognized over time, either based on the number of labor hours incurred or evenly throughout the service period.

Revenue from our digital streaming video solutions is generally recognized upon delivery of the offering to the consumer or over the course of an over-the-top distribution platform subscription agreement term. Revenues from subscription services based on usage, such as data volume, are generally recognized as services are utilized by the customer.

Revenue from our sports academy is recognized ratably over the period of the athletes’ enrollment or attendance at a facility, as the services provided are substantially the same throughout the service period.

If such revenues were recognized based on another basis, or if we made different determinations about which method to apply to a given arrangement, the timing of our revenue and operating expenses may be different.

Pay-per-view Revenue

We recognize revenue from pay-per-view ("PPV") programming from owned live sporting events when the event is aired. PPV programming is distributed through cable, satellite and digital providers. We receive a fixed license fee for our domestic residential PPV programming under a long-term contract. For our international and commercial PPV, the amount of revenue recognized is based upon management’s initial estimate of variable consideration related to the number of buys achieved. This initial estimate is based on preliminary buy information received from certain PPV distributors and is subject to adjustment as new information regarding the number of buys is received, which is generally up to 120 days subsequent to the live event. If our estimates of buys achieved were to change, the timing and amount of our revenue may be different.

Content Costs

We incur costs to produce and distribute film and episodic content, which are either monetized on a title-by-title basis or as a group through subscriptions from customers. These costs include development costs, direct costs of production as well as allocations of overhead and capitalized interest, where applicable. Our content costs are predominately monetized on a title-by-title basis. Depending on the predominant monetization strategy, content costs are amortized over the estimated period of ultimate revenue subject to an individual-film-forecast model based on our estimate of ultimate revenue or over the estimated usage of the film group. Participations and residuals are expensed in line with the amortization of production costs.

Unamortized content costs are also tested for impairment based on the predominant monetization strategy whenever there is an impairment indication, as a result of certain triggering events or changes in circumstances, that the fair value of the individual film and television content or collectively with others as a film group may be less than its unamortized costs. The impairment test compares the estimated fair value of the individual content or collectively with others as a group to the carrying value of the unamortized content costs. Where the unamortized content costs exceed the fair value, the excess is recorded as an impairment charge in direct operating costs.

We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each season in the arrangement.

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. We perform our goodwill impairment test at the reporting unit level, which is one level below the operating segment level. We have three operating and reportable segments, consistent with the way management makes decisions and allocates resources to the business and we have ten reporting units across these three segments.

We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. A qualitative assessment includes, but is not limited to, consideration of the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, and industry and market conditions. If we can support the conclusion that it is “not more likely than not” that the fair value of a reporting unit is less than its carrying amount under the qualitative assessment, we would not need to perform the quantitative impairment test for that reporting unit.

If we cannot support such a conclusion or we do not elect to perform the qualitative assessment then we must perform the quantitative impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. We believe our estimates of fair value are consistent with how a marketplace participant would value our reporting units.

The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses along with discount rates. Our long-term cash flow projections are estimates and inherently subject to uncertainty, particularly during periods of adverse economic conditions. Significant estimates and assumptions specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, discount rates and other assumptions deemed reasonable by management. Where a market approach is utilized, we use judgment in identifying the relevant comparable-company market multiples. These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ.

If the carrying amount of a reporting unit exceeds its fair value, such excess is recognized as an impairment. For the year ended December 31, 2021, our annual impairment test resulted in no impairment charges.

We believe that the estimates and assumptions we made in our quantitative analysis are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management, including the duration and severity of the COVID-19 pandemic, could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.

Intangible Assets

For finite-lived intangible assets that are amortized, we evaluate assets for recoverability when there is an indication of potential impairment or when the useful lives are no longer appropriate. If the estimated undiscounted future cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. We define an asset group by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. If identified, the impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying value of each asset is above its fair value.

Identifiable indefinite-lived intangible assets are tested annually for impairment as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of an indefinite-lived intangible may not be recoverable. We have the option to perform a qualitative assessment to determine if an impairment is “more likely than not” to have occurred. In the qualitative assessment, we must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset has a carrying amount that “more likely than not” exceeds its fair value. We must then conduct a quantitative analysis if we (1) determine that such an impairment is “more likely than not” to exist, or (2) forego the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine fair values. If we had established different asset groups or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.

Equity-Based Compensation

We grant equity awards to certain executives, employees and service providers, which may be in the form of various equity-based awards such as restricted stock, restricted stock units and stock options.

We record compensation costs related to our equity awards issued to executives and other employees based on the grant date fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period and compensation cost for awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The awards with a performance condition are expensed when the achievement of performance conditions is probable. Compensation cost for performance-based awards with a market condition is recognized regardless of the number of units that vest based on the market condition and is recognized on straight-line basis over the estimated service period, with each tranche separately measured. Compensation expense is not reversed even if the market condition is not satisfied.

For periods following the reorganization transactions and the IPO, the fair value of time-based restricted stock and restricted stock units is determined based on the price of our common stock on the grant date. The fair value and the related derived service period of performance-based awards with a market condition are determined based on the Monte Carlo simulation model.

We estimate the fair value of stock options using an option-pricing model, which requires us to make certain estimates and assumptions, such as:

•
Expected term—The expected term represents the period that our awards are expected to be outstanding, giving considerations to vesting schedules and expiration dates (if applicable). We use the simplified method for estimating the expected term of the stock options.
•
Expected volatility—As we do not have a sufficient public market trading history, the expected volatility is estimated based on the historical volatility of public companies that are deemed to be comparable to us over the expected term of the award. Industry peers consist of several public companies in our industry which are either similar in size, stage of life cycle or financial leverage.
•
Risk-Free Interest Rate—We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time the awards are granted.
•
Expected Dividends—We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero.

The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.

Investments

We have various equity investments that we account for under the equity method, as equity investments with readily determinable fair values and equity investments without readily determinable fair values. The fair value of these investments is dependent on the performance of the investee companies as well as volatility inherent in the external markets for these investments. In assessing the potential impairment of these investments, we consider these factors as well as the forecasted financial performance of the investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required. We also remeasure our equity investments without readily determinable fair values when there is an observable transaction in a similar class of security to our investment.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant factors considered by us in estimating the probability of the realization of deferred tax assets include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which we operate. A valuation allowance is provided when we determine that it is “more likely than not” that a portion of a deferred tax asset will not be realized. Our deferred tax positions may change if our estimates regarding future realization of deferred tax assets were to change.

A minimum probability threshold for a tax position must be met before a financial statement benefit is recognized. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The tax benefits ultimately realized by us may differ from those recognized in our financial statements based on a number of factors, including our decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and our success in supporting its filing positions with taxing authorities.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheet.

Tax Receivable Agreements Liability

Generally, we are required under the tax receivable agreements to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreements. The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreements constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the tax receivable agreements as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.

Consolidation

We typically consolidate entities in which we own more than 50% of the voting common stock and control operations, as well as variable interest entities (“VIE”) for which we are deemed the primary beneficiary.

Evaluating whether an entity in which we have a variable interest is a VIE and whether we are the primary beneficiary requires management to make significant judgments involving evaluating the fair value and capitalization of the investee along with the most significant activities of the entity and the party that has power over those activities.

Business Combinations

We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any non-controlling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and non-controlling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives, among other items. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Non-Controlling Interest

Non-controlling interests in consolidated subsidiaries represent the component of common equity in consolidated subsidiaries held by third parties. Non-controlling interests with redemption features, such as put options, that are redeemable outside of our control are considered redeemable non-controlling interests and are classified as temporary equity on the consolidated balance sheet. Redeemable non-controlling interests are recorded at the greater of carrying value, which is adjusted for the non-controlling interests’ share of net income or loss, or estimated redemption value at each reporting period. Estimating the fair value or other redemption value requires management to make significant estimates and assumptions specific to each non-controlling interest including revenue growth, profit margins, terminal value growth rates, discount rates under the income approach and other assumptions such as market multiples for comparable companies. These estimates and assumptions may vary between each redeemable non-controlling interest depending on the facts and circumstances specific to that consolidated subsidiary.

Recent Accounting Standards

See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $1.5 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of December 31, 2021, a 1% increase in the effective interest rates would have increased our annual interest expense by $41 million.

Certain tenors of LIBOR were discontinued on December 31, 2021 and the remaining tenors are expected to be discontinued on or after June 30, 2023. Our loans are benchmarked off tenors, including 1 month and 3 month LIBOR, expiring in June 2023. Our Credit Agreement includes fallback language for the new standard benchmark rate that will be offered, Secured Overnight Financing Rate “SOFR”. We cannot quantify the impact of LIBOR’s replacement benchmark rate at this time.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2021, revenues would have decreased by approximately $121.2 million and operating loss would have improved by approximately $6.2 million.

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

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report, and are incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosures controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 12, 2022, Elon Musk notified us of his resignation from our board of directors, effective June 30, 2022 and, in connection therewith, the board of directors approved reducing its size from eight to seven members subject to and effective upon the effectiveness of Mr. Musk's resignation. Mr. Musk’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages of our executive officers and directors as of March 16, 2022.

Name	Age	Position
Ariel Emanuel	60	Chief Executive Officer and Director
Patrick Whitesell	57	Executive Chairman and Director
Jason Lublin	50	Chief Financial Officer
Mark Shapiro	52	President
Seth Krauss	51	Chief Legal Officer
Christian Muirhead	43	Chief Communications Officer
Egon Durban	48	Chairman of the Board of Directors and Director
Ursula Burns	63	Director
Jacqueline Reses	52	Director
Stephen Evans	45	Director
Elon Musk	50	Director
Fawn Weaver	45	Director

Set forth below is a brief biography of each of our executive officers and directors.

Executive Officers

Ariel Emanuel is the Chief Executive Officer of the Company and has served in that position since October 2017. He also serves as a director of the Company. He previously served as the Co-Chief Executive Officer of the Company since July 2014, and as Co-Chief Executive Officer of William Morris Endeavor Entertainment, LLC since 2009. He has previously worked for ICM Partners and InterTalent. Mr. Emanuel previously served on the board of directors of ContextLogic Inc. (d/b/a Wish) and Live Nation Entertainment, Inc. Mr. Emanuel is a graduate of Macalester College. Mr. Emanuel was selected to serve on our board of directors because of his experience and knowledge of the entertainment industry, including as our Chief Executive Officer.

Patrick Whitesell is the Executive Chairman of the Company and has served in that position since October 2017. He also serves as a director of the Company. He previously served as the Co-Chief Executive Officer of the Company since July 2014 and as Co-Chief Executive Officer of William Morris Endeavor Entertainment, LLC since 2009. He currently serves on the board of directors of Learfield IMG College. He has previously worked for United Talent Agency and InterTalent. Mr. Whitesell is a graduate of Luther College. Mr. Whitesell was selected to serve on our board of directors because of his experience and knowledge of the entertainment industry, including as our Executive Chairman.

Jason Lublin is the Chief Financial Officer of the Company and has served in that position since January 2017. He previously served as the Chief Operating Officer of the Company since July 2014 and as Chief Operating Officer of William Morris Endeavor Entertainment, LLC since December 2013. Prior to that, Mr. Lublin served as the Chief Financial Officer of The Endeavor Agency, L.L.C. since joining in 2007 until December 2013. He currently serves on the board of directors of Learfield IMG College and previously held the position of President of IMG College. He has previously worked for Broadband Sports, Coopers & Lybrand, Plan Ahead LLC and Rexford Funding. Mr. Lublin is a graduate of the University of Wisconsin–Madison and obtained his Master’s in Business Administration from the University of Southern California.

Mark Shapiro is the President of the Company and has served in that position since December 2018. He previously served as the Co-President of the Company since November 2016 and as Chief Content Officer of the Company from September 2014 to November 2016. Prior to that, Mr. Shapiro served as Executive Producer of Dick Clark Productions from September 2012 to September 2014, and was its Chief Executive Officer from May 2010 to September 2012. From December 2005 through May 2010, he served as a Director, President and Chief Executive Officer of Six Flags Entertainment Corporation and has worked for ESPN. Mr. Shapiro currently serves as a member of the board of directors of Bright Lights Acquisition Corp, a blank check company formed for the purpose of effecting a merger, and Equity Residential. Mr. Shapiro also serves as the Chairman of Captivate Network. Mr. Shapiro previously served on the board of directors of Live Nation Entertainment, Inc, Frontier Communications Corporation and Papa Johns. Mr. Shapiro is a graduate of University of Iowa.

Seth Krauss is the Chief Legal Officer of the Company and has served in that position since June 2014. In this role, he oversees the Company’s legal, government relations, health & safety, human resources and physical security departments. Mr. Krauss is also the Executive Champion of the Company’s LGBTQ+ employee resource group (Proud). From March 2007 to June 2014, he served as the Executive Vice President and General Counsel of Take Two Interactive Software Inc. From March 2004 through March 2007, he served in the Legal and Compliance Division of Morgan Stanley, first as Vice President and Counsel and then as Executive Director and Counsel. From 1995 until joining Morgan Stanley in March 2004, Mr. Krauss served as an Assistant District Attorney and Senior Investigative Counsel in the New York County District Attorney’s Office. Mr. Krauss currently serves as a member of the board of directors of the Minority Corporate Counsel Association (MCCA). He previously served as a member of the board of directors of the Center for Family Representation and as a member of the board of trustees of Duke University in Durham, North Carolina. Mr. Krauss graduated with a Bachelor of Arts both in History and in Political Science from Duke University and a Juris Doctor from the Washington University in St. Louis School of Law.

Christian Muirhead is the Chief Communications Officer of the Company and has served in that position since 2014. Mr. Muirhead first joined the William Morris Agency, LLC in 2004 as Director of Corporate Communications before becoming Vice President and then Head of Corporate Communications in 2008. Following the William Morris Agency, LLC’s merger with The Endeavor Agency, L.L.C. in 2009, he became Head of Corporate Communications for William Morris Endeavor Entertainment, LLC. Mr. Muirhead previously worked in international publicity at Warner Bros. Pictures. He is a graduate of Boston University.

Non-Executive Directors

Egon Durban became a director of the Company on May 16, 2012 and became the Chairman of the board of directors of the Company on May 6, 2014. Mr. Durban is Co-Chief Executive Officer of Silver Lake, a global technology investment firm. Mr. Durban joined Silver Lake in 1999 as a founding principal and is based in the firm’s Menlo Park office. He serves on the board of directors of City Football Group, Dell Technologies, Group 42, Learfield, Motorola Solutions, Qualtrics, Twitter, Unity Technologies, VMware, Verily and Waymo. Previously, he served on the board of Skype, and was Chairman of its operating committee, served on the supervisory board and operating committee of NXP, and served on the boards of Multiplan, Pivotal Software, SecureWorks Corp. and certain other boards, some of which were public companies. Prior to Silver Lake, Mr. Durban worked in Morgan Stanley’s Investment Banking Division. Mr. Durban graduated from Georgetown University with a B.S.B.A. in Finance. The board of directors selected Mr. Durban to serve as a director because of his strong experience in technology and finance, and his extensive knowledge of and years of experience in global strategic leadership and management of multiple companies.

Ursula Burns became a director of the Company in July 2021. Ms. Burns was the Chairman of the Board of Xerox Corporation from 2010 to 2017 and Chief Executive Officer from 2009 to 2016 after having been appointed President in 2007. Ms. Burns joined Xerox as a summer intern in

1980 and has since held leadership posts spanning corporate services, manufacturing and product development. During Ms. Burns’ tenure as Chief Executive Officer, she helped the company transform from a global leader in document technology to a leading diversified business services company, serving enterprises and governments of all sizes. After her retirement from Xerox, Ms. Burns was appointed as Chairman of VEON, Ltd. in 2017. Ms. Burns became its Chairman and CEO in December 2018 until June 2020. During her tenure at VEON, Ms. Burns successfully steered the company through various compliance and organizational changes. Ms. Burns is a member of the Exxon Mobil Corp., Uber Technologies, Inc. and IHS Holding Ltd. boards of directors. She is also the Executive Chairman of Plum Acquisition Corp I, Non-Executive Chairman of Teneo Holdings LLC, and a founding partner of Integrum Holdings, a private-equity firm. Ms. Burns previously served on the board of directors of Nestle S.A. and American Express. In addition, Ms. Burns is on several private company boards, including Waystar and Hear.com, while also providing leadership counsel to several other community, educational and non-profit organizations including the Ford Foundation, the Massachusetts Institute of Technology (MIT) Corporation and the Mayor Clinic, amongst others. In addition to her corporate leadership roles, U.S. President Barack Obama appointed Burns to lead the White House national program on Science, Technology, Engineering and Math (STEM) from 2009 to 2016, and Ms. Burns served as Chair of the President’s Export Council from 2015 to 2016 after service as Vice Chair from 2010 to 2015.

Stephen Evans became a director of the Company on May 6, 2014. Mr. Evans is a Managing Director of Silver Lake, a global technology investment firm. Prior to joining Silver Lake in 2008, Mr. Evans was a Principal at Cognetas, a pan-European private equity firm. Previously, Mr. Evans spent five years at Bain & Company, based both in Europe and the United States. Mr. Evans is a director of Ambassador Theatre Group (ATG), Australian Professional Leagues (APL), Learfield, Michael Cassel Group, TEG and Thrasio, and is a member of the audit committee at City Football Group. Mr. Evans previously served on the boards of Ancestry and Serena Software. He is a member of the executive board of the EB Research Foundation, which is dedicated to finding a cure for Epidermolysis Bullosa, a rare children’s disease. Mr. Evans holds an M.A. and an M.Phil. from Cambridge University and an M.B.A. from Harvard Business School. Mr. Evans was selected to serve on our board of directors because he provides valuable insight on strategic and business matters, stemming from his extensive executive and management experience.

Elon Musk became a director of the Company in May 2021. Mr. Musk leads SpaceX, Tesla, Neuralink and The Boring Company. He has served as the Chief Executive Officer of Tesla, Inc. since October 2008, as a member of the Board of Directors of Tesla since April 2004, as the Chief Executive Officer, Chief Technology Officer and Chairman of the Board of SpaceX since May 2002, and served as Chairman of the Board of SolarCity Corporation, a solar installation company, from July 2006 until its acquisition by Tesla in November 2016. Mr. Musk is also the founder of The Boring Company and of Neuralink Corp. Mr. Musk also co-founded Zip2 Corporation, an early Internet company, and PayPal. Mr. Musk holds a B.A. in physics from the University of Pennsylvania and a B.S. in business from the Wharton School of the University of Pennsylvania. Mr. Musk was selected to serve on our board of directors because of his professional background and experience running a public company, his previously held senior executive-level positions, his service on other public company boards and his experience starting, growing and integrating businesses.

Jacqueline Reses became a director of the Company in August 2021. Ms. Reses currently serves as the Chief Executive Officer of Post House Capital LLC, a private investment firm focused on consumer and financial technology. Ms. Reses previously served as Executive Chairperson of Square Financial Services LLC and Capital Lead at Square, Inc., a publicly traded financial services company which provides payments, point of sale, and cash flow management services to small businesses and consumers, from October 2015 to October 2020. From September 2012 to October 2015, Ms. Reses served as Chief Development Officer for technology company Yahoo! Inc. Prior to Yahoo, Ms. Reses served as the head of the U.S. media group at Apax Partners Worldwide LLP, a global private equity firm, which she joined in 2001. Ms. Reses currently serves on the boards of directors of Affirm Holdings, Inc., Pershing Square Tontine Holdings, Ltd. and TaskUs, Inc. Ms. Reses is also the Chair of the Economic Advisory Council of the Federal Reserve Bank of San Francisco and sits on the Wharton School Board of Advisors. She previously served on the boards of directors of ContextLogic Inc. (as Executive Chair), Alibaba Group Holdings Limited, and Social Capital Hedosophia Holdings Corp. Ms. Reses received a bachelor’s degree in economics with honors from the Wharton School of the University of Pennsylvania.

Fawn Weaver became a director of the Company in May 2021. Ms. Weaver is the founder and has served as the Chief Executive Officer of Uncle Nearest, Inc. since October 2016. Ms. Weaver also serves as the Chief Executive Officer of Grant Sidney, Inc. since March 2010. Ms. Weaver is also the founder and chairman of the Nearest Green Foundation and served as an Executive Board Member of Meet Each Need with Dignity and Slavery No More from January 2014 to December 2019. We believe Ms. Weaver is qualified to serve on our board of directors because of her experience as a chief executive officer and her business acumen.

Additional Information

On October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving settlement terms filed with the court on September 29, 2018, as amended on April 26, 2019, in connection with the SEC’s actions against Elon Musk and his August 7, 2018 Twitter post, regarding potentially taking Tesla, Inc. private. Without admitting or denying the SEC’s allegations, Mr. Musk agreed to a monetary penalty and to step down as Tesla Inc.’s Chairman of the Board for a period of time. There are no restrictions on Mr. Musk’s ability to serve as an officer or a director on a company’s board.

Audit Committee

We have a separately-designated standing audit committee that consists of Ursula Burns, Fawn Weaver and Jacqueline Reses, with Jacqueline Reses serving as the chair of the committee. Each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Each member of our audit committee meets the requirements for financial literacy under the applicable the NYSE rules. In arriving at this determination, our board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. Our Governing Body has determined that each of Jacqueline Reses and Ursula Burns qualifies as an “audit committee financial expert” within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules.

Code of Conduct

We have a Code of Conduct that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Ethics is available on our website, investor.endeavorco.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.

Item 11. Executive Compensation

Executive Summary

We believe that our unique business model gives us a competitive advantage in the industries in which we operate. In order to maintain such advantage across all of our segments, we believe it is imperative to retain key management whose skill sets are uniquely tailored to our business model. As such, the retention and incentivization of our named executive officers, including in light of our IPO, was a key consideration of our compensation decisions in 2021. We believe our compensation in 2021 was representative of, and an appropriate award for, our financial and operational successes in 2021 as described below.

2021 Financial and Operating Highlights

In 2021, we achieved several significant financial and operational results in the face of the ongoing COVID-19 pandemic and many challenges related to it. Of particular note were the following achievements:

•
Initial Public Offering. The IPO marked a momentous achievement in the life cycle of the Company. We believe that moving forward as a public company will support our continued growth and further increase our profile within our business and general community.
•
Noteworthy Strategic Activity. While the COVID-19 pandemic created certain limitations on the Company’s business activities in 2021, the Company continued to engage in significant strategic activity. Substantially simultaneous with the closing of our IPO, we consummated the UFC Buyout whereby we acquired equity interests in UFC Parent (including warrants of UFC Parent) from the Other UFC Holders (or their affiliates) resulting in Endeavor Operating Company directly or indirectly owning 100% of the equity interests of UFC Parent. We believe the UFC Buyout augments our Owned Sports Properties segment by enhancing the unique portfolio of scarce sports properties held by us. Additionally, the Company refined its segments through a number of strategic acquisitions and divestitures, which are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview.”
•
Adapting to the COVID-19 Business Landscape. We experienced disruption across our business units and geographies given the hiatus of live sports and entertainment events coupled with film and television series production stoppages and the interruption of the school year and sports camp schedule due to the COVID-19 pandemic. Nonetheless, as sports and other events resumed, we sought to be leaders in such space (e.g., in respect of UFC and PBR), while maintaining a measured approach given the risks of the pandemic. Even while events began to resume, we turned our focus to other investments in our business, such as in-home entertainment business models. We believe our adaptability in light of the COVID-19 pandemic is reflected in our significant achievements in revenue and adjusted EBITDA as described in more detail below.
•
Significant Increases in Revenue and Adjusted EBITDA. We have experienced significant revenue and Adjusted EBITDA increases across all of our segments as the Company rebounds from the impact of COVID-19, as set forth below:
•
Owned Sports Properties. Revenue for the year ended December 31, 2021 increased $155.6 million, or 16.3%, to $1,108.2 million, compared to the year ended December 31, 2020, due primarily to an increase in media rights fees and event related revenue, including in relation to events held at UFC and PBR, increased sponsorships and the successful completion of the Euroleague season in 2021. Adjusted EBITDA for the year ended December 31, 2021 increased $80.0 million, or 17.5%, to $537.6 million, compared to the year ended December 31, 2020.
•
Events, Experiences & Rights. Revenue for the year ended December 31, 2021 increased $437.8 million, or 27.5%, to $2,031.3 million, compared to the year ended December 31, 2020, due to, among other things, an increase in media rights fees, increase in media production revenue, and event and performance revenue. Adjusted EBITDA for the year ended December 31, 2021 increased $156.4 million to $215.6 million, compared to the year ended December 31, 2020.
•
Representation. Revenue for the year ended December 31, 2021 increased $1,015.9 million, or 107.6%, to $1,959.8 million, compared to the year ended December 31, 2020, due to content deliveries and an increase in client commissions, licensing and marketing and experiential activations. Adjusted EBITDA for the year ended December 31, 2021 increased $171.4 million, or 80.9%, to $383.4 million, compared to the year ended December 31, 2020.

See Item 7 included in this Annual Report for information regarding non-GAAP financial measures, including a reconciliation of non-GAAP financial measures to GAAP financial measures.

2021 Executive Compensation Highlights

Key Compensation Actions

•
Performance-based awards. We established new stock price-based equity awards for certain of our named executive officers, which we believe will further align management and stockholder interests. Such awards will only result in payouts in the event of substantial increases in our stock price as described more fully below.
•
IPO awards. We provided equity awards to our named executive officers to support, among other things, their retention following our IPO.
•
Reducing excessive risk taking. We have implemented a clawback policy to support responsible management of our business and limit undue risk taking in light of our compensation program.

At-Risk / Recognized Compensation

CEO and Executive Chairman

In connection with and following our IPO, we intended to provide for meaningful alignment between the compensation for our named executive officers and value for our stockholders. To support such alignment, a substantial portion of the pay delivered to named executive officers is at-risk and is in the form of annual cash incentive bonuses, stock options and restricted stock units. In particular, our CEO and Executive Chairman received certain one-time performance-vesting restricted stock unit awards (referred to herein as performance stock unit awards) in connection with our IPO, which require both continued growth in our equity value, and their continued employment, over a long-term period. While such awards could result in substantial compensation to our executives, we believe they further align our CEO and Executive Chairman with our shareholders’ interests.

Both of Messrs. Emanuel’s and Whitesell’s awards require a sustained increase in our stock price in order for them to earn shares. More specifically, under Mr. Emanuel’s award, for every increase of our stock price by $4.50 starting from our initial offering price of $24.00, he earns a number of shares of Class A common stock equal to $26,500,000 divided by the achieved stock price milestone (e.g., 929,824 shares for the achievement of $28.50). The first stock price milestone of $28.50 required an 18.75% increase over our initial offering price, and was achieved during 2021. Under Mr. Whitesell’s award, for every increase of our stock price by $25.00 starting from our initial offering price of $24.00, he earns a number of shares of Class A common stock equal to $100,000,000 divided by the achieved stock price milestone (e.g., 2,040,816 shares for the achievement of $49.00). The first stock price milestone under this award is $49.00, which requires a 104.17% increase over our initial offering price. The requisite stock price increase under these awards is calculated based on the average volume weighted average stock price over a 30 consecutive trading day period. In addition, two-thirds of each tranche of shares earned under these awards are subject to further service-based vesting requirements (i.e., they vest in two equal installments on each of the first two anniversaries of the date of grant, subject to continued employment through the vesting date).

We believe such performance metrics, together with the continued service requirement thereafter, are appropriate to drive management while remaining at challenging levels to assure proper alignment between pay and performance. The following chart shows the significant increases in sustained share price required to earn incremental tranches of shares under these performance stock unit awards in the future.

Chief Executive Officer - Performance Stock Units Executive Chairman - Performance Stock Units

As shown above, our Chief Executive Officer and Executive Chairman will only realize value with respect to their performance stock units if our stock price increases in value, and thus a large part of their compensation is “at risk.”

Notwithstanding the significant performance components of our performance stock units, the value of our performance stock unit awards shown in the Summary Compensation Table (and Grants of Plan-Based Awards for Fiscal Year 2021) below is presented in accordance with the SEC requirements. This mandated format is based on accounting rules that reflect the grant date fair value of performance stock unit awards at the time of grant, which can differ significantly from the value that is ultimately earned from these awards. These one-time grants represent a significant portion of the compensation in the Summary Compensation Table and, as such, we believe that the amounts included in such table are not representative of the actual compensation that is or may be recognized by our CEO and Executive Chairman, especially if our stock price does not increase. Therefore, the Executive Committee believes that utilizing "recognized compensation" (calculated as described below) as one metric in its evaluation of the CEO and Executive Chairman pay is appropriate to accurately measure the compensation levels and pay-for-performance alignment of the CEO and Executive Chairman. Below is a comparison of compensation as shown in the Summary Compensation Table versus recognized compensation.

Calculation Methodology
Summary Compensation Table	Recognized Compensation
• Base Salary: Actual amount paid during the year	• Base Salary: Actual amount paid during the year
• Annual Bonus: Actual amount earned in respect of the year	• Annual Bonus: Actual amount earned in respect of the year
• Equity Awards: Accounting grant date fair value on the date of grant or incremental fair value on the date of modification	• Equity Awards: Value of awards earned and vested during the year as disclosed in the "Stock Vested During Fiscal Year 2021" table below
• All Other Compensation: Incremental cost	• All Other Compensation: Incremental cost

As shown above, the recognized compensation for the CEO and Executive Chairman for 2021 had a value equal to $67,465,518 and $11,015,405, respectively, and represented only 21.89% and 8.95% of the compensation disclosed on the Summary Compensation Table for the CEO and Executive Chairman, respectively.

Other Named Executive Officers

Similar to our CEO and Executive Chairman, we intended to provide for meaningful alignment between the compensation for our other named executive officers and value for our stockholders and have attempted to do so through significant at-risk compensation in the form of annual cash incentive bonuses, stock options and restricted stock units. However, in connection with our IPO, we recognized certain one-time GAAP accounting charges that were included in the Summary Compensation Table in accordance with the SEC requirements. These charges related to one-time modifications to certain pre-IPO equity awards and represent a significant portion of the compensation in the Summary Compensation Table. As such, we believe that the amounts included in such table are not representative in the actual compensation that is or may be recognized by our Chief Financial Officer, President and Chief Communications Officer. Therefore, we believe that utilizing “recognized compensation” (calculated as described above and excluding such accounting charges) as one metric in our evaluation of the Chief Financial Officer, President and Chief Communications

Officer pay is appropriate to accurately measure the compensation levels and pay-for-performance alignment of the Chief Financial Officer, President and Chief Communications Officer. Below is a comparison of compensation as shown in the Summary Compensation Table versus recognized compensation for our other named executive officers.

As shown above, the recognized compensation for the Chief Financial Officer, President and Chief Communications Officer for 2021 had a value equal to $7,120,445, $17,420,980 and $3,213,822, respectively, and represented only 39.48%, 41.48% and 26.83% of the compensation disclosed on the Summary Compensation Table for the Chief Financial Officer, President and Chief Communications Officer, respectively.

Compensation Discussion and Analysis

This compensation discussion and analysis describes our executive compensation program for our named executive officers in respect of our fiscal year ended December 31, 2021, which we refer to herein as “fiscal year 2021,” and includes a discussion of our compensation objectives and philosophy and provides context for the compensation actions reflected in the tabular disclosure that follows.

Our named executive officers for fiscal year 2021 were as follows:

Name	Age	Title
Ariel Emanuel	60	Chief Executive Officer
Patrick Whitesell	57	Executive Chairman
Jason Lublin	50	Chief Financial Officer
Mark Shapiro	52	President
Christian Muirhead	43	Chief Communications Officer

Compensation Objectives and Philosophy

Fiscal year 2021 was a milestone year for us, including our IPO on the New York Stock Exchange in April. Our fiscal year 2021 financial results showed significant improvement following the initial impact of the COVID-19 pandemic and we look forward to carrying our momentum into 2022 and beyond.

The objective of our corporate compensation and benefits program is to establish and maintain a competitive total compensation program that will attract, motivate and retain the qualified and skilled workforce necessary for our continued success. In fiscal year 2021, our executive officers focused on the emergence of our various segments from interruptions due to the COVID-19 pandemic along with various strategic transactions discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview."

Our compensation structure includes pay-for-performance elements designed to align the interests of our named executive officers and our equityholders, motivate our named executive officers to achieve or exceed our targeted financial and other performance objectives and reward them for their achievements when those objectives are met. To help achieve these objectives, a meaningful portion of our named executive officers’ compensation is at-risk and provided in the form of both short-and long-term variable or performance-based compensation and equity awards, the value of which are tied to the equity appreciation of our business.

The overall level of total compensation for our named executive officers as described herein is intended to be reasonable in relation to, and competitive with, the compensation paid to executives in the industries in which we compete for talent, subject to variation for factors such as the individual’s experience, performance, duties and scope of responsibilities, prior contributions and future potential contributions to our business. Our compensation plans are designed to align with our business strategies, taking into account external market conditions and internal equity issues. With these principles in mind, we structure our compensation program to offer competitive total pay packages that we believe enable us to attract, retain and motivate executives with the skill and knowledge that we require, and to ensure the stability of our management team, which is vital to the success of our business.

Setting Executive Compensation

The fiscal year 2021 annual compensation program for our named executive officers was initially established prior to our IPO. The compensation for Messrs. Emanuel and Whitesell was determined by our board of directors and compensation for our other named executive officers was determined by Messrs. Emanuel and Whitesell, subject to approval by our board of directors in certain circumstances (including with respect to new employment arrangements and equity compensation).

Following our IPO, the fiscal year 2021 annual compensation program for Messrs. Emanuel and Whitesell was maintained by the Executive Committee (excluding Messrs. Emanuel and Whitesell, as applicable) and for the other named executive officers was maintained by Mr. Emanuel, as a subcommittee of the Key Executive Sub-Committee (a subcommittee of the Executive Committee, consisting of Messrs. Emanuel and Whitesell). However, notwithstanding the foregoing, any equity compensation granted to our named executive officers following our IPO requires approval by both the Executive Committee and a committee of non-employee directors. We intend to continue having such governing bodies administer our executive compensation programs, until such time as we are required to have a compensation committee.

In setting an individual named executive officer’s compensation package and determining the relative allocation among different elements of compensation, the applicable governing body consider several factors, including, but not limited to:

•
the scope of each named executive officer’s role and responsibilities;
•
each named executive officer’s knowledge, skills, experience, qualifications and tenure;
•
our performance against financial, operational and strategic objectives;
•
the prior performance of each named executive officer, based on an assessment of his contributions to our overall performance, ability to lead his respective business unit(s) or function and work as part of a team;
•
the size and mix of each element that forms the total compensation that may be awarded, including salary, annual cash bonus and equity-based incentives;
•
the alignment of the pay package for a specific named executive officer as compared to the compensation levels of comparable executives within our organization; and
•
prevailing conditions in the market for executive talent.

We did not benchmark and did not engage any external compensation consultants when setting pay for the named executive officers during fiscal year 2021.

The compensation of our named executive officers is expected to be reviewed at least annually by our Executive Committee, or a subcommittee of the Executive Committee, as applicable. In addition, throughout the year, our Executive Committee, or a subcommittee of the Executive Committee, as applicable, may review changes in our business, market conditions and the scope of the executive officers’ roles, as well as the roles of all members of the broader management team.

Compensation Practice Checklist

We have incorporated the following principles of good governance when making decisions on compensation for the named executive officers in fiscal year 2021.

•
Pay-for-performance: A portion of the total compensation for our named executive officers is designed to encourage the executives to remain focused on both our short-term and long-term operational success and to reward outstanding individual performance.
•
Align Incentives with Stockholders: Our executive compensation program is designed to focus our named executive officers on our key strategic, financial and operational goals that are expected to translate into long-term value-creation for our stockholders. Further, our performance-based equity awards, together with service vesting requirements related to them, are intended to drive the long-term growth in our stock price while limiting inappropriate risk taking by our named executive officers.
•
Support Key Talent Retention: A significant portion of the named executive officers’ equity incentives held prior to our IPO was vested as of the consummation of our IPO. As a result, new equity incentives were established for our named executive officers to, among other things, support retention of our key talent.
•
Perquisites: We provide reasonable perquisites that we believe are consistent with our overall compensation philosophy.
•
No Section 280G of the Code or 409A tax gross-ups: We do not provide tax gross-ups in connection with our change in control or deferred compensation plans or programs.
•
No supplemental retirement plans: We do not maintain any supplemental retirement plans.
•
Clawback Policy: We have put a clawback policy in place to maintain a culture of focused, diligent and responsible management that discourages conduct detrimental to our growth.
•
Insider Trading Policy: We have adopted an insider trading compliance policy, which, among other things, prohibits our named executive officers from engaging in hedging transactions designed to profit from trading (versus investing) activity or that is designed to profit from or hedge against decreases in value of our securities (provided that nothing prohibits the CEO or Executive Chairman from pledging our securities to the extent permitted by law).

Key Elements of Executive Compensation Program

The primary elements of our executive compensation program are base salary, annual cash bonuses, equity-based compensation in the form of restricted stock units and stock options following our IPO, and certain employee benefits and perquisites. Brief descriptions of each principal element of our executive compensation program are summarized in the following table and described in more detail below.

Overview

Compensation Element	Brief Description	Objectives
Base Salary	Fixed cash compensation based on executive officer’s role, responsibilities and individual performance	Attract and retain key executive talent
Annual Cash Bonus	Variable, performance-based cash compensation earned based on financial and individual performance, subject to certain guaranteed minimum annual cash bonuses for certain named executive officers	Attract and retain key executive talent Encourage and reward achievement of annual performance objectives
Equity-Based Compensation

Equity-based compensation that is subject to vesting based on (i) continued employment and (ii) for certain named executive officers, achievement of pre-established financial, operational and/or share price-based goals

Attract and retain key executive talent Aligning the interests of our executives with those of our equityholders Focus on sustained long-term success of the company
Employee Benefits and Perquisites	Participation in all broad-based employee health and welfare programs and retirement plans and receipt of certain perquisites.	Aid in retention of key executives in a highly competitive market for talent by providing a competitive overall benefits package

Base Salary

The base salary component of our compensation program is intended to provide a stable level of compensation to each named executive officer commensurate with the named executive officer’s role, experience and duties. The applicable governing body of the Company (as described in “Compensation Discussion and Analysis—Setting Executive Compensation” above) establishes the base salary levels for our named executive officers based upon consideration of several factors, including: (1) the named executive officer’s performance in the preceding fiscal year; (2) the anticipated contribution by the named executive officer in the upcoming fiscal year, taking into account the role, responsibility and scope of each position; (3) any extraordinary changes that have occurred (such as a significant change in responsibilities or a promotion); (4) the named executive officer’s length of service and performance over an extended period of time; (5) general economic conditions; and (6) the value and potential value to the named executive officer of the other elements of our compensation program. No single factor is disproportionately weighted and all of the above considerations are addressed collectively in the determination of the named executive officer’s base salary level.

The fiscal year 2021 base salaries of our named executive officers are set forth in the table below, which for Messrs. Lublin and Muirhead were increased in connection with the IPO. The amounts in the Summary Compensation Table reflect the actual amount paid during fiscal year 2021.

Name	Pre-IPO Fiscal Year 2021 Base Salary	Post-IPO Fiscal Year 2021 Base Salary
Ariel Emanuel	$4,000,000	$4,000,000
Patrick Whitesell	$4,000,000	$4,000,000
Jason Lublin	$1,500,000	$2,250,000
Mark Shapiro	$3,000,000	$3,000,000
Christian Muirhead	$800,000	$1,000,000

Annual and Supplemental Cash Bonuses

In fiscal 2021, we provided our named executive officers with the opportunity to earn cash bonuses to encourage the achievement of our company performance objectives and to reward our named executive officers based on individual performance and contribution to our success. Annual cash bonuses for fiscal 2021 were not awarded or based upon pre-established performance measures that were communicated to the named executive officers in advance. In determining the bonus payout for our Chief Executive Officer, the Executive Committee (other than Mr. Emanuel) took into consideration the extent to which the key performance metrics (inclusive of Adjusted EBITDA in our budget) had been achieved for the year as well as his leadership and contributions with respect to our IPO. In determining the bonus payout for our Executive Chairman (other than his guaranteed bonus), the Executive Committee (other than Mr. Whitesell) took into consideration the extent to which the key performance metrics (inclusive of Adjusted EBITDA in our budget) had been achieved for the year as well as his leadership and contributions with respect to our IPO. Our Chief Executive Officer took into consideration similar factors in determining the bonus payouts for each of Messrs. Lublin, Shapiro and Muirhead.

In December 2021, the following annual cash bonus payments were made to our named executive officers for fiscal year 2021:

Name	Annual Minimum Bonus		Annual Target Bonus	Actual Annual Bonus Payout
Ariel Emanuel	n/a		$6,000,000	$10,000,000
Patrick Whitesell	$2,000,000	(1)	n/a	$5,000,000
Jason Lublin	$750,000	(2)	$2,250,000	$3,500,000
Mark Shapiro	n/a		$3,000,000	$6,000,000	(3)
Christian Muirhead	n/a		$1,000,000	$1,500,000

(1)
This amount represented a guaranteed bonus for Mr. Whitesell.
(2)
This amount represented a guaranteed bonus for Mr. Lublin.
(3)
This amount does not include a portion of the stay bonus in the amount of $1,768,797, which was subject to clawback through December 31, 2021 as described below in “—Employment Agreements—Employment Agreement with Mr. Shapiro.”.

In addition to the discretionary annual bonuses described above, Mr. Shapiro also earned a portion of his prior stay bonus in the amount of $1,768,797, which was subject to clawback prior to 2021 as described below in “—Employment Agreements—Employment Agreement with Mr. Shapiro.”

Equity-Based Awards

Prior to our IPO in 2021, equity-based awards for our named executive officers generally were granted in different forms of profit interests which entitled the holder, upon sale or other specified capital transaction, to a portion of the profits and appreciation in the equity value of the corresponding entity. In addition to the profit interests, Mr. Emanuel was eligible to receive additional equity in settlement of awards related to the value of Zuffa Parent, LLC ("Zuffa"), which owns and operates the UFC, as described below.

In connection with our IPO, we adopted the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, or the 2021 Incentive Award Plan, pursuant to which we granted, including 9,040,970 restricted stock units and 3,213,551 options under the 2021 Incentive Award Plan (the “IPO Awards”) to certain employees and other service providers, including the named executive officers. In addition to certain time-vesting IPO Awards for Mr. Emanuel, Messrs. Emanuel and Whitesell each received a one-time performance stock unit award intended to align their compensation with our stockholders and further support retention of them in their leadership roles. Such performance stock unit awards will only be achieved as our share value increases and maintains such increases for a specified period of time. As such, we believe such awards appropriately align each of them with the long-term objectives of our stockholders. Absent unexpected circumstances, such performance stock units are intended to be a significant part of Mr. Emanuel and Whitesell’s equity-based incentives in the near term. The IPO Awards issued to Messrs. Lublin, Shapiro and Muirhead were intended to further align their compensation with our stockholders’ interests, further support retention of their services and adjust the potential value of their equity compensation package in light of the reorganization transactions and their effect on the named executive officers’ equity awards prior to the IPO.

Equity Awards for Mr. Emanuel

Mr. Emanuel previously received awards entitling him to Zuffa profits units or other equity interests based on increases in the equity value of Zuffa (the “Zuffa Future Award”). Upon achievement of each agreed upon increase in the equity value of Zuffa set forth in the Zuffa Future Award, Mr. Emanuel was eligible to receive an award of “catch-up” Zuffa profits interests units with a value of $12.5 million (assuming the catch-up is fully achieved). The Zuffa Future Award was cancelled in connection with our IPO. However, in connection with the closing of our IPO, Mr. Emanuel received a restricted stock unit award covering 520,834 shares of our Class A common stock in connection with achievement of one agreed upon increase in equity value of Zuffa under his Zuffa Future Award (as described above). One-third of such restricted stock units were vested upon grant and the remaining time-vesting restricted stock units will vest in two equal installments on each of the first and second anniversaries of the date of grant, subject to Mr. Emanuel’s continued employment through the vesting date. Upon the earliest to occur of (a) a change of control and (b) the date Mr. Emanuel is no longer employed by Endeavor Group Holdings for any reason (other than a termination of employment by Endeavor Group Holdings for cause, by Mr. Emanuel without good reason or due to his death or disability), all of the unvested time-vesting restricted stock units will immediately vest. If Mr. Emanuel’s employment with Endeavor Group Holdings is terminated due to his death or disability, one-third of the time-vesting restricted stock units will immediately vest.

Mr. Emanuel also received an additional award of time-vesting restricted stock units covering 2,333,334 shares of our Class A common stock and a performance stock unit award eligible to be settled in shares of our Class A common stock as described below. One-third of such time-vesting restricted stock units were vested upon grant and the remaining time-vesting restricted stock units will vest in two equal installments on each of the first and second anniversaries of the date of grant, subject to Mr. Emanuel’s continued employment through the vesting date. Upon the earliest to occur of (a) a change of control and (b) the date Mr. Emanuel is no longer employed by Endeavor Group Holdings for any reason (other than a termination of employment by Endeavor Group Holdings for cause, by Mr. Emanuel without good reason or due to his death or disability), all of the unvested time-vesting restricted stock units will immediately vest. If Mr. Emanuel’s employment with Endeavor Group Holdings is terminated due to his death or disability, one-third of these time-vesting restricted stock units will immediately vest. With respect to the performance-vesting restricted stock units, upon the achievement by Endeavor Group Holdings of a price per share of our Class A common stock (calculated based on volume weighted average price thereof) that equals or exceeds $28.50, Mr. Emanuel will receive a number of shares of Class A common stock equal to $26,500,000, divided by $28.50 (i.e., 929,825 shares). The first stock price milestone of the award was achieved on June 10, 2021. Thereafter, each time the price per share of our Class A common stock (calculated based on volume weighted average price thereof) increases by an additional $4.50 (i.e., $33.00, $37.50 and so on), Mr. Emanuel will receive an additional number of shares of Class A common stock equal to $26,500,000, divided by the then-achieved price per share (e.g., for achievement of $33.00, 803,030 shares). Such performance-vesting restricted stock unit award shall remain outstanding and Mr. Emanuel will be eligible to receive such shares upon each such increase for up to ten years following the date of grant (i.e., May 3, 2031). One-third of any shares of our Class A common stock received upon achievement of any applicable share price increase will be vested upon grant and the remainder of such shares will vest in two equal installments on each of the first and second anniversaries of the date of grant, subject to Mr. Emanuel’s continued employment through the vesting date. Upon the earliest to occur of (a) a change of control and (b) the date Mr. Emanuel is no longer employed by Endeavor Group Holdings for any reason (other than a termination of employment by Endeavor Group Holdings for cause, by Mr. Emanuel without good reason or due to his death or disability), all of the unvested shares received upon settlement of the performance-vesting restricted stock units will immediately vest. If Mr. Emanuel’s employment with Endeavor Group Holdings is terminated due to his death or disability, one-third of the shares received upon settlement of the performance-vesting restricted stock units will immediately vest. To the extent Mr. Emanuel is no longer employed by Endeavor Group Holdings for any reason (other than by Endeavor Group Holdings for cause or by Mr. Emanuel without good reason), Mr. Emanuel will be entitled to receive shares underlying a prorated portion of his performance-vesting restricted stock units based on actual performance through termination and any shares so received shall be fully vested upon grant.

Equity Awards for Mr. Whitesell

Mr. Whitesell also received a performance stock unit award pursuant to which, upon the achievement by Endeavor Group Holdings of a price per share of our Class A common stock (calculated based on volume weighted average price thereof) that equals or exceeds $49.00, Mr. Whitesell will receive a number of shares of Class A common stock equal to $100,000,000, divided by $49.00 (i.e. 2,040,816 shares). Thereafter, each time the price per share of our Class A common stock (calculated based on volume weighted average price thereof) increases by an additional $25.00 (i.e., $74.00, $99.00, $124.00 and so on), Mr. Whitesell will receive an additional number of shares of Class A common stock equal to $100,000,000, divided by the then-achieved price per share (e.g., for achievement of $74.00, 1,351,351 shares). Such performance-vesting restricted stock unit award shall remain outstanding and Mr. Whitesell will be eligible to receive such shares upon each such increase for up to ten years following the date of grant (i.e., May 3, 2031). One-third of any shares of our Class A common stock received upon achievement of any applicable share price increase will be vested upon grant and the remainder of such shares will vest in two equal installments on each of the first and second anniversaries of the date of grant, subject to Mr. Whitesell’s continued employment through the vesting date. Upon the earliest to occur of (a) a change of control and (b) the date Mr. Whitesell is no longer employed by Endeavor Group Holdings for any reason (other than a termination of employment by Endeavor Group Holdings for cause, by Mr. Whitesell without good reason or due to his death or disability), all of the shares received upon settlement of the performance-vesting restricted stock units will immediately vest. If Mr. Whitesell’s employment with Endeavor Group Holdings is terminated due to his death or disability, one-third of the shares received upon settlement of the performance-vesting restricted stock units will immediately vest. To the extent Mr. Whitesell is no longer employed by Endeavor Group Holdings for any reason (other than by Endeavor Group Holdings for cause or by Mr. Whitesell without good reason), Mr. Whitesell will be entitled to receive shares underlying a prorated portion of his performance-vesting restricted stock units based on actual performance through termination and any shares so received shall be fully vested upon grant.

Equity Awards for Other Named Executive Officers

As noted above, we granted equity awards to Messrs. Lublin, Shapiro and Muirhead in connection with the IPO to further align their compensation with our stockholders’ interests, further support retention of their services and adjust the potential value of their equity compensation package in light of the reorganization transactions and their effect on the named executive officers’ equity awards prior to the IPO.

Messrs. Lublin and Shapiro received restricted stock unit and option awards, with a value equal to $7,500,000 and $20,000,000, respectively. One-half of the value of such awards (calculated based on a Black-Scholes methodology) consisted of options (an option to purchase 429,687 and 1,145,833 shares of our Class A common stock, respectively) and one-half of the value of such awards (calculated based on our initial offering price of $24.00) consisted of restricted stock units (156,250 and 416,666 restricted stock units, respectively). One-third of their option and restricted stock unit awards were vested upon grant, and the remaining awards will vest in two equal installments on each of the first and second anniversaries for the date of grant, subject to each named executive officer’s continued employment through the vesting date.

Mr. Shapiro received an award of performance-vesting restricted stock units, pursuant to which Mr. Shapiro received 72,491 shares of Class A common stock. Half of Mr. Shapiro’s award was eligible to vest upon the achievement by Endeavor Group Holdings of a price per share of our Class A common stock that equals or exceeds $26.40 and the remaining half of the award was eligible to vest upon the achievement by Endeavor Group Holdings of a price per share of our Class A common stock that equals or exceeds $29.04, subject to Mr. Shapiro’s continued employment through the applicable vesting date. The two tranches of this award vested on May 12, 2021.

Mr. Muirhead received a time-vesting equity award, with a value equal to $2,000,000, one-third of which consisted of options (options to purchase 76,388 shares of Class A common stock) and two-thirds of which consisted of restricted stock units (55,556 restricted stock units). One-third of such awards vested on December 31, 2021 and the remaining two-thirds will vest in two equal annual installments, on each of December 31, 2022 and December 31, 2023, subject to Mr. Muirhead’s continued employment through the vesting date.

Modifications to Pre-IPO Equity Awards

In connection with our IPO, Messrs. Lublin and Muirhead entered into equity award agreements revising the repurchase rights with respect to their pre-IPO equity awards. Pursuant to their equity award agreements, their pre-IPO equity awards were revised such that their Endeavor Profits Units may no longer be repurchased for lower than fair market value upon resignation without “good reason.” Further, certain of the Endeavor Profits Units held indirectly by Messrs. Lublin, Shapiro and Muirhead were modified such that they would remain outstanding (and subject to conversion into Endeavor Operating Company Units) following the IPO.

Additionally, in connection with the UFC Buyout on May 3, 2021, the “distribution threshold” associated with certain pre-IPO equity awards held by our employees, including each of the named executive officers, was modified.

Such modifications to certain of the pre-IPO equity awards held by our named executive officers prior to the IPO resulted in accounting charges, each of which is reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards for Fiscal 2021” table below.

Severance Protection

We have entered into employment agreements with each of our named executive officers that provide for certain severance payments and benefits in the event that an executive’s employment is terminated under specified conditions. In addition, the vesting of a portion of the equity awards accelerates in connection with qualifying terminations of employment. We believe that these severance benefits are appropriate to remain competitive in our executive retention efforts, recognizing that such benefits are commonly offered by employers competing for similar executive talent. See “—Potential Payments upon Termination of Employment or Change in Control” for additional information.

Employee Benefits and Perquisites

We provide a number of benefit plans to all eligible employees, including our named executive officers. These benefits include programs such as medical, dental, life insurance, business travel accident insurance, short- and long-term disability coverage and a 401(k) defined contribution plan.

While perquisites help to provide our named executive officers a benefit with a high perceived value at a relatively low cost, we do not generally view perquisites as a material component of our executive compensation program. Among the perquisites we provide, certain of our named executive officers receive financial and tax advice services, supplemental life insurance, reserved parking, personal cell phone expenses, reimbursement for commuting expenses, guest travel on business related-trips on our aircraft and tickets to a variety of entertainment and sporting events. In the future, we may provide additional or different perquisites or other personal benefits in limited circumstances, such as where we believe doing so is appropriate to assist a named executive officer in the performance of his duties, to make our named executive officers more efficient and effective and for recruitment, motivation and/or retention purposes.

Risk Analysis

We have reviewed our employee compensation policies, plans and practices to determine if they create incentives or encourage behavior that is reasonably likely to have a material adverse effect on Endeavor Operating Company and its subsidiaries and we believe that there are no unmitigated risks created by our compensation policies, plans and practices that create incentives or encourage behavior that is reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table shows the compensation earned by our principal executive officer and our principal financial officer for the fiscal years ended December 31, 2020 and December 31, 2021, and our other three most highly compensated executive officers who were serving as executive officers as of December 31, 2021.

The principal positions listed in the table refer to the positions of our named executive officers as of December 31, 2021. All amounts set forth in this table were paid by Endeavor Operating Company or its subsidiaries. Endeavor Group Holdings, Inc. did not pay or provide the named executive officers with any compensation prior to the offering.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Equity Awards ($)(5)	All Other Compensation ($)(6)	Total ($)
Ariel Emanuel	2021	4,000,000	10,000,000		293,746,113	431,120	308,177,233
Chief Executive Officer	2020	1,166,667	5,833,333		6,686,346	691,127	14,377,473
Patrick Whitesell	2021	4,000,000	5,000,000	(2)	113,958,091	143,193	123,101,284
Executive Chairman	2020	1,166,667	2,000,000		—	35,557	3,202,224
Jason Lublin	2021	2,000,000	3,500,000	(3)	12,520,433	15,768	18,036,201
Chief Financial Officer	2020	1,181,250	1,368,750		—	5,856	2,555,856
Mark Shapiro	2021	3,000,000	7,768,797	(4)	31,166,143	60,160	41,995,100
President	2020	1,937,500	3,336,143		12,805,500	20,360	18,099,503
Christian Muirhead	2021	933,333	1,500,000		9,543,413	3,750	11,980,496
Chief Communications Officer
(1)
The base salaries in fiscal year 2020 reflect downward adjustments due to the COVID-19 pandemic. Absent such reductions, the base salaries for Messrs. Emanuel, Whitesell, Lublin, Shapiro and Muirhead were $4,000,000, $4,000,000, $1,500,00, $3,000,000 and $700,000 in fiscal year 2020.
(2)
This amounts represents (a) a guaranteed bonus in the amount of $2,000,000 and (b) a discretionary bonus in the amount of $3,000,000.
(3)
This amounts represents (a) the guaranteed bonus in the amount of $750,000 and (b) a discretionary bonus in the amount of $2,750,000.
(4)
This amounts represents (a) a discretionary bonus in the amount of $6,000,000 and (b) a $1,768,797 portion of Mr. Shapiro’s stay bonus that was paid in 2019 but which remained subject to a partial clawback upon certain terminations of employment during 2021, as further described in “—Employment Agreements—Employment Agreement for Mr. Shapiro” below.
(5)
The amounts listed in this column represent the grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC 718"), with respect to the grant of restricted stock units and the incremental fair value calculated in accordance with ASC 718 with respect to modifications to outstanding equity awards, in each case, in connection with our IPO. The amounts relating to Messrs. Emanuel and Whitesell include the grant date fair value of their performance stock unit awards calculated in accordance with ASC 718, which is based on assumptions of what may potentially be earned under these awards (rather than what is actually earned). As described above under the heading “At-Risk / Recognized Compensation” and in Footnote 6 to the “Grants of Plan-Based Awards for Fiscal Year 2021” table below, such grant date fair value can differ significantly from the value that is ultimately earned from these awards. Assumptions used in calculating these amounts are described in Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report.
(6)
For Mr. Emanuel, the value of business management and tax advisory services provided to him with an incremental cost equal to $225,000, the value of the aircraft use provided to him with an incremental cost as described below, and the value of reserved parking and personal cell phone expenses. For Mr. Whitesell, the amount reported in this column represents the value of the aircraft use provided to him with an incremental cost as described below, and the value of reserved parking and personal cell phone expenses. For Mr. Lublin, the amount reported in this column represents the value of tax advisory services provided to him, the value of reserved parking and the value of the aircraft use provided to him with an incremental cost as described below. For Mr. Shapiro, the amounts reported in this column represent the value of the aircraft use provided to him with an incremental cost as described below and the value of certain reimbursed commuting expenses. For Mr. Muirhead, the amounts reported in this column represent the value of certain reimbursed commuting expenses. From time to time, our named executive officers use tickets to a variety of entertainment and sporting events that are purchased by us, however, because such tickets are purchased on an annual subscription basis, there is no aggregate incremental cost to us for such use. From time to time, certain of our named executive officers take personal flights on the Company’s aircraft, however, because the Company is reimbursed by the named executive officer for such use, there is no aggregate incremental cost to us. However, to the extent that guests accompany our named executive officers on business-related flights on the Company’s aircraft, the incremental cost of such travel is included in this column. The aggregate incremental costs associated with such travel for Messrs. Emanuel, Whitesell, Lublin and Shapiro are $197,780, $132,873, $4,843 and $40,136, respectively. For purposes of calculating incremental costs, we included the incremental costs of any deadhead flights, or portions thereof, made in connection with such travel.

Grants of Plan-Based Awards for Fiscal Year 2021

The following table presents information with respect to each grant of plan-based awards to each named executive officer in fiscal year 2021.

		Estimate Future Payouts Under Non- Equity Incentive Plan Awards					Estimate Future Payments Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise price of option awards ($/share	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)	Threshold (#)	Target (#)		Maximum (#)						Awards ($) (12)
Ariel Emanuel	—	—		6,000,000	(2)	—	—	—		—	—		—		—	—
	5/3/2021	—		—		—	—	—		—	520,834	(7)	—		—	12,355,919
	5/3/2021	—		—		—	—	—		—	2,333,334	(7)	—		—	71,890,021
	5/3/2021	—		—		—	—	803,030	(6)	—	—		—		—	196,272,579	(6)
	5/3/2021	—		—		—	—	—		—	4,193,328	(8)	—		—	13,227,595	(10)
Patrick Whitesell	—	2,000,000	(1)	—		—	—	—		—	—		—		—	—
	5/3/2021	—		—		—	—	2,040,816	(6)	—	—		—		—	112,927,782	(6)
	5/3/2021	—		—		—	—	—		—	2,968,279	(8)	—		—	1,030,310
Jason Lublin	—	750,000		2,250,000	(3)	—	—	—		—	—		—		—	—
	4/28/2021	—		—		—	—	—		—	—		429,687	(11)	24.00	4,032,524
	4/28/2021	—		—		—	—	—		—	97,997	(9)	—		—	3,342,678
	5/3/2021	—		—		—	—	—		—	156,250	(7)	—		—	4,814,063
	5/3/2021	—		—		—	—	—		—	954,082	(8)	—		—	331,168
Mark Shapiro	—	—		3,000,000	(4)	6,000,000	—	—		—	—		—		—	—
	4/28/2021	—		—		—	—	—		—	—		1,145,833	(11)	24.00	10,753,407
	4/28/2021	—		—		—	—	—		—	183,745	(9)	—		—	5,165,072
	5/3/2021	—		—		—	—	—		—	416,666	(7)	—		—	12,837,479
	5/3/2021	—		—		—	—	72,491	(6)	—	—		—		—	2,226,199
	5/3/2021	—		—		—	—	—		—	530,057	(8)	—		—	183,986
Christian Muirhead	—	—		1,000,000	(5)	—	—	—		—	—		—		—	—
	4/28/2021	—		—		—	—	—		—	—		76,388	(11)	24.00	735,914
	4/28/2021	—		—		—	—	—		—	213,781	(10)	—		—	3,482,112
	4/28/2021	—		—		—	—	—		—	82,619	(9)	—		—	34,604
	4/28/2021	—		—		—	—	—		—	87,397	(9)	—		—	3,505,494
	5/3/2021	—		—		—	—	—		—	55,556	(7)	—		—	1,711,680
	5/3/2021	—		—		—	—	—		—	212,064	(8)	—		—	73,609
(1)
This amount represents the guaranteed annual bonus payable under Mr. Whitesell’s employment agreement.
(2)
This amount represents the target annual bonus payable under Mr. Emanuel’s employment agreement.
(3)
This amount represents the target annual bonus payable under Mr. Lublin’s employment agreement, $750,000 of which is guaranteed.
(4)
This amount represents the target annual bonus payable under Mr. Shapiro’s employment agreement.
(5)
This amount represents the target annual bonus payable under Mr. Muirhead’s employment agreement.
(6)
For Messrs. Emanuel and Whitesell, their performance stock unit awards have no threshold or maximum amounts (meaning the number of shares they can earn are not capped). As such, this amount represents the number of shares for the next tranche of shares that may be earned under the performance stock unit awards held by Messrs. Emanuel and Whitesell, as applicable (in the case of Mr. Emanuel’s award, he earned the first tranche of his award in 2021 based on the achievement of his first stock price milestone, which resulted in the issuance of 929,824 shares to him, and in the case of Mr. Whitesell, such shares were not earned in 2021 as his first stock price milestone was not met). However, the grant date fair value of their performance-vesting restricted stock unit awards was calculated in accordance with ASC 718, which is based on the value of all of the shares that may potentially be earned under these awards (rather than what is actually earned). As described above under the heading “At-Risk / Recognized Compensation”, such grant date fair value can differ significantly from the value that is ultimately earned from these awards. For Mr. Shapiro, this amount represents the number of shares that he was eligible to earn under his performance-vesting restricted stock unit award (which he ultimately earned in 2021). For more information relating to these units see “Key Elements of Executive Compensation Program—Equity-Based Awards” above and “Outstanding Equity Awards at Fiscal Year End” following this table.
(7)
This amount represents the number of time-vesting restricted stock units granted. For more information relating to these units see “Key Elements of Executive Compensation Program—Equity-Based Awards” above and “Outstanding Equity Awards at Fiscal Year End” following this table.
(8)
This amount represents the number of common units of Endeavor Operating Company that were subject to modification in connection with the UFC Buyout, as described above in “Overview — UFC Buyout.”
(9)
This amount represents the number of Endeavor Profits Units indirectly held by the named executive officer that were modified in connection with our IPO.
(10)
This amount represents the number of Endeavor Operating Company Units that were subject to modification in connection with the our IPO.
(11)
This amount represents the number of stock options granted. For more information relating to these units see “Key Elements of Executive Compensation Program—Equity-Based Awards” above and “Outstanding Equity Awards at Fiscal Year End” following this table.
(12)
This amount represents for the named executive officer the grant date fair value calculated in accordance with ASC 718 with respect to the restricted stock units, stock options, Endeavor Profits Units or Endeavor Operating Company Units, as applicable. Assumptions used in calculating these amounts are described in Note 16 to the our audited consolidated financial statements included elsewhere in this Annual Report.

Employment Agreements

Employment Agreement with Mr. Emanuel

Endeavor Operating Company and Endeavor Group Holdings are currently party to an employment agreement with Mr. Emanuel that became effective on May 6, 2014 and was subsequently amended on December 31, 2014, October 9, 2017 and March 13, 2019.

The current term of Mr. Emanuel’s employment agreement expires on December 31, 2028. Mr. Emanuel’s employment agreement provides that Mr. Emanuel shall serve as Chief Executive Officer, and will report to our board of directors. In addition, Mr. Emanuel is entitled, but not obligated, to serve on our board of directors (and any committee thereof, to the extent permitted by applicable law and listing standards). Mr. Emanuel’s employment agreement further provides that to the extent not inconsistent with the business practices and policies applicable to our employees, and if such activities do not interfere in any material respect with his duties and responsibilities, Mr. Emanuel is permitted to serve as a member of the board of directors of any charitable, educational, religious or entertainment industry trade, public interest or public service organization and any “for profit” entity approved by our board of directors and continue to serve in the board, advisory and ownership positions previously agreed to by our board of directors.

For fiscal year 2021, Mr. Emanuel’s employment agreement provided for an annual base salary of $4,000,000. Mr. Emanuel is also entitled to receive an annual bonus with a target bonus amount equal to $6,000,000. The attainment of the annual bonus will be based on the achievement of a performance metric to be mutually agreed upon between Mr. Emanuel and our board of directors or, following our IPO, the Executive Committee. If (i) less than 90% of the performance metric is achieved, Mr. Emanuel’s annual bonus shall be determined and paid in the Company’s sole discretion, (ii) at least 90% of the performance metric is achieved, Mr. Emanuel’s annual bonus shall be at least 75% of the target bonus, (iii) at least 100% of the performance metric is achieved, Mr. Emanuel’s annual bonus shall be at least 100% of the target bonus, or (iv) at least 110% of the performance metric is achieved, Mr. Emanuel’s annual bonus shall be at least 125% of the target bonus. In addition to the foregoing, if at least 90% of the performance metric is achieved, Mr. Emanuel may, in our sole discretion, receive an additional cash bonus for the applicable year. Mr. Emanuel’s annual bonus and any discretionary decisions related to such bonus shall be determined by the Executive Committee (excluding Mr. Emanuel).

Mr. Emanuel’s employment agreement further provides that Mr. Emanuel is eligible to participate in all employee benefit programs made available to all active employees, and that Endeavor Operating Company shall maintain for Mr. Emanuel, at its sole cost and expense, a life insurance policy having a face amount of $4,000,000.

Mr. Emanuel’s employment agreement includes confidentiality and assignment of intellectual property provisions, and Mr. Emanuel has also entered into a restrictive covenant agreement pursuant to which he is subject to certain restrictive covenants, including non-disparagement restrictions, that are effective during employment and continue until the second anniversary of the date on which Mr. Emanuel and (if applicable) each of his affiliates ceases to own our equity securities, directly or indirectly or, if earlier, the second anniversary of the date on which Mr. Emanuel’s employment terminates for any reason. Mr. Emanuel’s employment agreement provides for severance upon certain terminations of employment as described below under “—Potential Payments upon Termination of Employment or Change in Control.”

Employment Agreement with Mr. Whitesell

Endeavor Operating Company and Endeavor Group Holdings are currently party to an employment agreement with Mr. Whitesell that became effective on May 6, 2014 and was subsequently amended on December 31, 2014, October 9, 2017 and March 13, 2019.

The current term of Mr. Whitesell’s employment agreement expires on December 31, 2028. Mr. Whitesell’s employment agreement provides that Mr. Whitesell shall serve as Executive Chairman and will report to our board of directors. In addition, Mr. Whitesell is entitled, but not obligated, to serve on our board of directors (and any committee thereof, to the extent permitted by applicable law and listing standards). Mr. Whitesell’s employment agreement further provides that to the extent not inconsistent with the business practices and policies applicable to our employees, and if such activities do not interfere in any material respect with his duties and responsibilities, Mr. Whitesell is permitted to serve as a member of the board of directors of any charitable, educational, religious or entertainment industry trade, public interest or public service organization and any “for profit” entity approved by our board of directors and continue to serve in the board, advisory and ownership positions previously agreed to by our board of directors.

For fiscal year 2021, Mr. Whitesell’s employment agreement provided for an annual base salary of $4,000,000. Mr. Whitesell is also entitled to receive an annual “guaranteed” bonus in an aggregate amount equal to $2,000,000, which amount shall be payable to Mr. Whitesell only to the extent he remains in good standing with Endeavor Operating Company and is employed on December 31 of the year in which the guaranteed bonus is earned.

Mr. Whitesell’s employment agreement further provides that Mr. Whitesell is eligible to participate in all employee benefit programs made available to all active employees, and that Endeavor Operating Company shall maintain for Mr. Whitesell, at its sole cost and expense, a life insurance policy having a face amount of $4,000,000.

Mr. Whitesell’s employment agreement includes confidentiality and assignment of intellectual property provisions, and Mr. Whitesell has also entered into a restrictive covenant agreement pursuant to which he is subject to certain restrictive covenants, including non-disparagement restrictions, that are effective during employment and continue until the second anniversary of the date on which Mr. Whitesell and (if applicable) each of his affiliates ceases to own our equity securities, directly or indirectly or, if earlier, the second anniversary of the date on which Mr. Whitesell’s employment terminates for any reason.

Mr. Whitesell’s employment agreement provides for severance upon certain terminations of employment as described below under “—Potential Payments upon Termination of Employment or Change in Control.”

Employment Agreement with Mr. Lublin

On April 27, 2018, WME IMG, LLC (“WME IMG”), one of our subsidiaries, entered into an employment agreement with Jason Lublin, which was subsequently amended on December 7, 2020, pursuant to which Mr. Lublin continues to serve as our Chief Financial Officer and report to Messrs. Emanuel and Whitesell as Chief Executive Officer and Executive Chairman, respectively (or, if either Messrs. Emanuel or Whitesell terminate employment due to death or disability, to their respective successors). Subsequently, on April 19, 2021, Endeavor Group Holdings and Endeavor Operating Company entered into a new employment agreement with Mr. Lublin, which became effective upon the closing of our IPO, and superseded his existing employment agreement. For purposes of the following description of Mr. Lublin’s employment terms, we refer to his existing employment agreement and his new employment agreement that became effective upon the closing of our IPO, collectively, as Mr. Lublin’s employment agreement.

The term of Mr. Lublin’s employment agreement expires on second anniversary of our IPO. Mr. Lublin’s employment agreement provides that to the extent not inconsistent with the business practices and policies applicable to our employees, and if such activities do not interfere in any material respect with his duties and responsibilities, Mr. Lublin is permitted to serve as a member of the board of directors of any charitable, educational, religious, public interest or public service organization and any “for profit” entity approved by our board of directors. During the term of Mr. Lublin’s employment agreement, his principal place of employment is in the Los Angeles metropolitan area.

For fiscal year 2021, Mr. Lublin’s employment agreement provided for an annual base salary of $1,500,000, and an opportunity to earn an annual cash bonus of up to 100% of his annual base salary at the discretion of our board of directors or other applicable governing body based on continued service and the attainment of certain performance metrics, provided, that Mr. Lublin’s annual cash bonus for 2021 was guaranteed to be at least $750,000. Mr. Lublin’s employment agreement provided for an annual base salary of $1,500,000 until the closing of our IPO and thereafter $2,250,000 (until Mr. Lublin’s employment agreement expires) and an opportunity to earn an annual cash bonus of 100% of his annual base salary at the discretion of our board of directors or other applicable governing body based on continued service and the attainment of certain performance metrics provided that Mr. Lublin’s annual cash bonus for each year of the employment agreement term shall not be less than $750,000 (pro-rated as applicable for the final year of the term).

In addition, following the closing of our IPO, Mr. Lublin is eligible to receive an annual equity award in respect of each calendar year based on his continued service and the attainment of certain annual performance metrics. This equity award is expected to represent an aggregate value ranging from 75% to 150% of the sum of Mr. Lublin’s then-current annual base salary and then-current target annual cash bonus, with 50% of the award to be granted in the form of options (or similar awards), with vesting based on continued service over a three-year period following the date of grant, and 50% of the award to be granted in the form of restricted stock units (or similar awards), with vesting based on continued service and/or the attainment of performance goals or metrics.

Mr. Lublin’s employment agreement further provides that he is entitled to participate in all of our benefit plans and programs that are provided by us from time to time; provided, that to the extent that there are multiple benefit plans, Mr. Lublin will be entitled to participate in the same level of benefit plans as are available to the senior most active employees of WME IMG, other than the Chief Executive Officer and Executive Chairman of the Company. The employment agreement provides for severance upon certain terminations of employment as described below under “—Potential Payments upon Termination of Employment or Change in Control.”

Under Mr. Lublin’s employment agreement and/or his equity award agreement entered into on April 19, 2021 (which amended and restated the terms of his existing direct and indirect equity interests in Endeavor Operating Company), Mr. Lublin is subject to confidentiality and assignment of intellectual property provisions, and certain restrictive covenants, including non-disparagement restrictions, that are effective during the period of his employment and continue until the earlier of (a) the second anniversary of the date on which Mr. Lublin and (if applicable) each of his affiliates ceases to own our equity securities, directly or indirectly or, (b) the second anniversary of the date on which Mr. Lublin’s employment terminates for any reason.

Employment Agreement with Mr. Shapiro

On October 12, 2018, WME IMG entered into an employment agreement with Mark Shapiro, pursuant to which Mr. Shapiro serves as President and reports to the Chief Executive Officer (or, from time to time, his designee). Subsequently, on April 19, 2021, Endeavor Group Holdings and Endeavor Operating Company entered into a new employment agreement with Mr. Shapiro, which became effective upon the closing of our IPO, and superseded his existing employment agreement. For purposes of the following description of Mr. Shapiro’s employment terms, we refer to his existing employment agreement and his new employment agreement that became effective upon the closing of our IPO, collectively, as Mr. Shapiro’s employment agreement.

The term of Mr. Shapiro’s employment agreement expires on third anniversary of our IPO. Mr. Shapiro’s employment agreement provides that to the extent not inconsistent with the business practices and policies applicable to our employees, and if such activities do not interfere in any material respect with his duties and responsibilities, Mr. Shapiro is permitted to serve as a member of the board of directors of any charitable, educational, religious, public interest or public service organization and any “for profit” entity approved by our board of directors and continue to serve in the board, advisory and ownership positions previously agreed to by our board of directors. During the term of Mr. Shapiro’s employment agreement, his principal place of employment is in New York, New York.

For fiscal year 2021, Mr. Shapiro’s employment agreement prior to the IPO provided for an annual base salary of $3,000,000, and an opportunity to earn an annual cash bonus with a target of $2,500,000 at the discretion of our board of directors or other applicable governing body based on continued service and the attainment of certain performance metrics. For fiscal year 2021 following the IPO and through the expiration of Mr. Shapiro’s employment agreement, Mr. Shapiro’s employment agreement provides for an annual base salary of $3,000,000 and an opportunity to earn an annual cash bonus with a target of 100% of his annual base salary at the discretion of our board of directors or other applicable governing body based on continued service and the attainment of certain performance metrics provided, that Mr. Shapiro’s annual bonus for any year of the employment agreement term shall not exceed 200% of his annual base salary.

Mr. Shapiro’s employment agreement also provided for a stay bonus of $6,000,000, which was paid in a lump-sum cash payment in January 2019, provided, that if Mr. Shapiro is terminated for cause or resigns without good reason (as defined below) prior to December 31, 2021, he is required to repay the after-tax amount of a portion of such bonus prorated based on the number of days left in the employment term. Mr. Shapiro’s employment agreement further provides that he is entitled to participate in all of our benefit plans and programs and perquisites that are provided by us from time to time to senior executives of the Company.

In addition, following the closing of our IPO, and beginning in fiscal year 2022, Mr. Shapiro will be eligible to receive annual equity awards in respect of each calendar year based on his continued service and the attainment of certain annual performance metrics. These equity awards are expected to represent an aggregate value ranging from the sum of 75% to 150% of Mr. Shapiro’s then-current annual base salary and then-current target annual cash bonus, with 50% of the value of the award to be granted in the form of options (or similar awards), with vesting based on continued service over a three-year period following the date of grant, and 50% of the award to be granted in the form of restricted stock units (or similar awards), with vesting based on continued service and/or the attainment of performance goals or metrics. The employment agreement provides for severance upon certain terminations of employment as described below under “—Potential Payments upon Termination of Employment or Change in Control.”

Under Mr. Shapiro’s employment agreement and/or his equity award agreement entered into on April 19, 2021 (which amended and restated the terms of his existing direct and indirect equity interests in Endeavor Operating Company), Mr. Shapiro is subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, that are effective during the period of his employment and continue until second anniversary of the date on which Mr. Shapiro’s employment terminates for any reason.

Employment Agreement with Mr. Muirhead

On April 19, 2021, Endeavor Group Holdings and Endeavor Operating Company entered into a new employment agreement with Mr. Muirhead, which became effective upon the closing of our IPO and pursuant to which Mr. Muirhead serves as our Chief Communications Officer and reports directly to our Chief Executive Officer and/or our Executive Chairman (or from time to time their designees).

The term of Mr. Muirhead’s employment agreement expires on December 31, 2023. Mr. Muirhead’s employment agreement further provides that to the extent not inconsistent with the business practices and policies applicable to our employees, and if such activities do not interfere in any material respect with his duties and responsibilities, Mr. Muirhead is permitted to serve as a member of the board of directors of any charitable, educational, religious, public interest or public service organization as well as any “for profit” entity approved by our Chief Executive Officer or Executive Chairman. During the term of Mr. Muirhead’s employment agreement, his principal place of employment is in New York County.

For fiscal year 2021, Mr. Muirhead received an annualized base salary of $750,000 pursuant to his prior employment agreement until the closing of our IPO and thereafter received an annualized base salary of $1,000,000 pursuant to his new employment agreement, with an opportunity to earn an annual bonus with a target of 100% of base salary at the discretion of our board of directors or other applicable governing body 50% of which is based on continued service and the remaining 50% of which is based on the attainment of certain performance metrics.

Mr. Muirhead’s employment agreement further provides that he is entitled to participate in all of our benefit plans and programs that are provided by us from time to time; provided, that to the extent that there are multiple benefit plans, Mr. Muirhead will be entitled to participate in the same level of benefit plans as are available to our other senior most active employees (other than our Chief Executive Officer and Executive Chairman).

In addition, following the closing of our IPO, Mr. Muirhead is eligible to receive an annual equity award in respect of each calendar year the size of which is to be based on his continued service and the attainment of certain annual performance metrics. This equity award is expected to represent an aggregate value ranging from 50% to 150% of Mr. Muirhead’s then-current annual base salary, with 50% of the value of the award to be granted in the form of options (or similar awards), with vesting based on continued service over a three-year period following the date of grant, and 50% of the value of the award to be granted in the form of restricted stock units (or similar awards), with vesting based on continued service and/or the attainment of performance goals or metrics. Mr. Muirhead’s employment agreement provides for severance upon certain terminations of employment as described below under “—Potential Payments upon Termination of Employment or Change in Control.”

Pursuant to his employment agreement and/or his equity award agreement entered into on April 19, 2021, (which amended and restated the terms of his existing direct and indirect equity interests in Endeavor Operating Company), Mr. Muirhead is subject to confidentiality and assignment of intellectual property provisions and certain restrictive covenants, that are effective during the period of his employment and continue until the second anniversary of the date on which Mr. Muirhead’s employment terminates for any reason.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table provides information about the outstanding equity awards held by our named executive officers as of December 31, 2021.

			Option Awards					Stock Awards
Name	Type of Equity	Grant Date	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Ariel Emanuel	Endeavor Operating Company Units		—	—		—	—	186,860	(2)	6,519,545	—		—
	RSUs	5/3/2021	—	—		—	—	347,223	(3)	12,114,610	—		—
	RSUs	5/3/2021	—	—		—	—	1,555,556	(3)	54,273,349	—		—
	RSUs	5/3/2021	—	—		—	—	619,883	(4)	21,627,718	—		—
	RSUs	5/3/2021	—	—		—	—	—		—	803,030	(5)	28,017,717	(5)
Patrick Whitesell	RSUs	5/3/2021	—	—		—	—	—		—	2,040,816	(6)	71,204,070	(6)
Jason Lublin	Stock Options	4/28/2021	—	286,458	(7)	24.00	4/28/2031	—		—	—		—
	RSUs	5/3/2021	—	—		—	—	104,167	(3)	3,634,387	—		—
Mark Shapiro	Stock Options	4/28/2021	—	763,889	(7)	24.00	4/28/2021	—		—	—		—
	RSUs	5/3/2021	—	—		—	—	277,777	(3)	9,691,640	—		—
Christian Muirhead	Stock Options	4/28/2021	—	50,925	(8)	24.00	4/28/2021	—		—	—		—
	RSUs	5/3/2021	—	—		—	—	37,037	(8)	1,292,221	—		—
(1)
Represents the fair market value per share of our common stock of $34.89, as of December 31, 2021.
(2)
As of December 31, 2021, the unvested time-based Endeavor Operating Company Units were scheduled to vest on December 31, 2022, subject to continued employment.
(3)
As of December 31, 2021, the unvested time-based restricted stock units were scheduled to vest in two equal installments on each of May 3, 2022 and May 3, 2023, subject to continued employment.
(4)
As of December 31, 2021, the unvested time-based restricted shares earned under Mr. Emmanuel's performance stock unit award were scheduled to vest in two equal installments on each of June 10, 2022 and June 20, 2023.

(5)
The aggregate number of shares that remain unearned and unvested under Mr. Emanuel’s performance stock unit award is not determinable because they are earned based on future increases to our stock price which are unascertainable. Therefore, we have shown here the number of shares of Class A common stock that would be received upon achieving the immediately subsequent stock price milestone under such award (i.e., $33.00), which we view as a representative amount for purposes of this table taking into account the fiscal year 2021 performance. Additional shares may be received upon achievement of subsequent stock price milestones. See “Equity-Based Awards – Equity Awards for Mr. Emanuel” for further details on such award.
(6)
The aggregate number of shares that remain unearned and unvested under Mr. Whitesell’s performance-vesting restricted stock unit award is not determinable because they are earned based on future increases to our stock price which are unascertainable. Therefore, we have shown here the number of shares of Class A common stock that would be received upon achieving the first stock price milestone under such award (i.e., $49.00), which we view as a representative amount for purposes of this table taking into account fiscal year 2021 performance (which resulted in no stock price milestone being achieved). Additional shares may be received upon achievement of subsequent stock price milestones. See “Equity-Based Awards – Equity Awards for Mr. Whitesell” for further details on such award.
(7)
As of December 31, 2021, the unvested time-based stock options were scheduled to vest in two equal installments on each of April 28, 2022 and April 28, 2023.
(8)
As of December 31, 2021, the unvested time-based equity awards were scheduled to vest in two equal installments on each of December 31, 2022 and December 31, 2023.

Stock Vested During Fiscal Year 2021

The following table sets forth information regarding profits interests and restricted stock units that vested during fiscal year 2021 for each of the named executive officers.

		Stock Awards
Name	Award Type	Number of Equity Interests Acquired on Vesting (#)		Value Realized on Vesting of Equity Interests ($) (1)
Ariel Emanuel	Endeavor Partial Catch-Up Profits Units	459,366	(2)	1,872,212
	Endeavor Partial Catch-Up Profits Units	2,744,331	(3)	—	(4)
	Endeavor Operating Company Units (formerly Endeavor Catch-Up Profits Units)	627,080		—	(5)
	Endeavor Operating Company Units	408,350		12,657,040
	RSUs	1,261,330		38,505,145
Patrick Whitesell	Endeavor Partial Catch-Up Profits Units	459,366	(2)	1,872,212
	Endeavor Partial Catch-Up Profits Units	2,744,331	(3)	—	(4)
	Endeavor Operating Company Units (formerly Endeavor Catch-Up Profits Units)	627,080		—	(5)
Jason Lublin	Endeavor Operating Company Units (formerly Endeavor Catch-Up Profits Units)	97,997		—	(5)
	RSUs	52,083		1,604,677
Mark Shapiro	Endeavor Operating Company Units (formerly Endeavor Catch-Up Profits Units)	97,997		—	(5)
	RSUs	211,380		6,394,022
	Endeavor China Profit Units	528		198,000	(6)
Christian Muirhead	Endeavor Operating Company Units (formerly Endeavor Catch-Up Profits Units)	48,997		—	(5)
	RSUs	18,519		646,128
	Endeavor China Profit Units	591		130,611	(6)
(1)
Represents the fair market value per share of our common stock, Endeavor Operating Company Units or Endeavor Profits Units, as applicable, on the date of vesting.
(2)
This amount represents the time-based Endeavor Catch-Up Profits Units that vested on January 1, 2021.

(3)
This amount represents the performance-based Endeavor Catch-Up Profits Units that vested at the time of our IPO.
(4)
Upon vesting, these Endeavor Partial Catch-Up Profits Units had a per unit hurdle price and were entitled to a preference on distributions once the hurdle price applicable to such unit was met. Such per unit hurdle price exceeded the fair market value per share of our Class A common stock on the date of our IPO and, as such, the performance-based Endeavor Partial Catch-Up Profits Units had no value as of the date of vesting. However, following vesting, upon the achievement of a price per share that would have fully satisfied the preference on distributions, such Endeavor Partial Catch-Up Profits Units were converted into Endeavor Profits Units. If such price per share and conversion had occurred on the date of our IPO, such Endeavor Operating Common Units would have had a value of $0.84.
(5)
Upon vesting at the time of our IPO, these awards represented Endeavor Catch-Up Profits Units, which had a per unit hurdle price and were entitled to a preference on distributions once the hurdle price applicable to such unit was met. Such per unit hurdle price exceeded the fair market value per share of our Class A common stock on the date of vesting and, as such, they had no value as of such date. However, following vesting, upon the achievement of a price per share that would have fully satisfied the preference on distributions, the Endeavor Catch-Up Profits Units were converted into Endeavor Operating Company Units. If such price per share and conversion had occurred on the date of our IPO, each Endeavor Operating Common Unit set forth herein would have had a value of $24.00.
(6)
This amount represents the Endeavor China profits units that vested on January 1, 2021.

Retirement Benefits

Endeavor Operating Company sponsors a 401(k) plan, which is a U.S. tax-qualified retirement plan offered to all eligible employees, including our named executive officers, that permits eligible employees to elect to defer a portion of their compensation on a pre-tax basis. We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

Potential Payments upon Termination of Employment or Change in Control

Severance Payments and Benefits under Employment Agreements

All of our named executive officers are entitled to certain severance benefits following certain terminations of employment. Such severance benefits, without regard for any modifications in connection with new arrangements in connection with our IPO, are described directly below. No severance payments or benefits are payable in the event of a termination for cause.

Ariel Emanuel

If Mr. Emanuel’s employment is terminated without cause or due to a resignation for good reason, he is entitled to receive any unpaid annual bonus for the year prior to the year of termination, which amount shall be paid in lump sum within thirty days of Mr. Emanuel’s termination of employment, and an aggregate amount equal to two (2) times the sum of (x) his base salary and (y) his target bonus, which amount shall be paid ratably in monthly installments over the twenty-four month period following the date of Mr. Emanuel’s termination of employment. Payment of the salary and target bonus is subject to the execution of a release of claims. Further, if Mr. Emanuel’s employment is terminated due to death or disability, he will be entitled to receive any unpaid annual bonus for the year prior to the year of termination and a pro-rata portion of the target bonus for the year of termination. In addition, Mr. Emanuel’s employment agreement provides for a reduction of any payments to Mr. Emanuel that would be considered “excess parachute payments” under Section 280G of the Code in order to ensure that no such payments would be subject to any excise taxes under Section 4999 of the Code.

Patrick Whitesell

If Mr. Whitesell’s employment is terminated without cause or due to a resignation for good reason, he is entitled to receive any unpaid guaranteed bonus for the year prior to the year of termination, which amount shall be paid in lump sum within thirty days of Mr. Whitesell’s termination of employment, and an aggregate amount equal to two (2) times the sum of (x) his base salary and (y) his guaranteed bonus, which amount shall be paid ratably in monthly installments over the twenty-four month period following the date of Mr. Whitesell’s termination of employment. Payment of the salary and guaranteed bonus is subject to the execution of a release of claims. Further, if Mr. Whitesell’s employment is terminated due to death or disability, he will be entitled to receive any unpaid guaranteed bonus for the year prior to the year of termination and a pro-rata portion of the guaranteed bonus for the year of termination. In addition, Mr. Whitesell’s employment agreement provides for a reduction of any payments to Mr. Whitesell that would be considered “excess parachute payments” under Section 280G of the Code in order to ensure that no such payments would be subject to any excise taxes under Section 4999 of the Code.

Jason Lublin

If Mr. Lublin’s employment is terminated without cause or due to a resignation for good reason, he is entitled to (i) continued payment of his base salary commencing on the date of termination and ending on the later of (x) the end of his employment term (i.e., the second anniversary of our IPO) and (y) the first anniversary of the termination date (such period, the “Lublin Severance

Period”), and (ii) payment of his guaranteed bonus for each calendar year during the Lublin Severance Period (prorated for any partial year at the end of the Lublin Severance Period). If Mr. Lublin’s employment is terminated due to an employer non-renewal, he shall be entitled to (i) continued payment of his base salary as though he had remained employed for twelve months following termination, and (ii) payment of a full year’s guaranteed bonus under his agreement (i.e., $750,000) . If Mr. Lublin’s employment is terminated due to death or disability, he shall be entitled to payment of his target annual bonus for the fiscal year of termination, pro-rated for the portion of the fiscal year he was employed. If Mr. Lublin’s employment is terminated in fiscal year 2023 following the second anniversary of our IPO and other than as a result of an employer non-renewal or by the company for cause, he shall only be entitled to payment of his annual bonus for fiscal year 2023 based on actual performance, pro-rated for the portion of the fiscal year he was employed. Payment of the severance benefits is subject to the execution of a release of claims.

Mark Shapiro

If Mr. Shapiro’s employment is terminated without cause or due to a resignation for good reason, he is entitled to (i) continued payment of his base salary commencing on the date of termination and ending on the later of (x) the end of his employment term (i.e., third anniversary of our IPO) and (y) the second anniversary of the termination date (such period, the “Shapiro Severance Period”), (ii) payment of his target bonus for each calendar year during the Shapiro Severance Period (prorated for any partial year at the end of the Shapiro Severance Period). If Mr. Shapiro’s employment is terminated due to an employer non-renewal, he shall be entitled to (i) continued payment of his base salary as though he had remained employed for twenty-four months following termination, (ii) payment of (x) the annual bonus in the year prior to which termination occurs (the “Prior Year Bonus”) multiplied by two, plus (y) a prorated portion of the Prior Year Bonus for any partial year at the end of the twenty-four month period following such Mr. Shapiro’s termination. If Mr. Shapiro’s employment is terminated due to death or disability, he shall be entitled to payment of his target annual bonus for the fiscal year of termination, pro-rated for the portion of the fiscal year he was employed. If Mr. Shapiro’s employment is terminated in fiscal year 2024 following the third anniversary of our IPO and other than as a result of an employer non-renewal or by the company for cause, he shall only be entitled to payment of his annual bonus for fiscal year 2024 based on actual performance, pro-rated for the portion of the fiscal year he was employed. Payment of the severance benefits is subject to the execution of a release of claims.

Christian Muirhead

If Mr. Muirhead’s employment is terminated without cause or due to a resignation for good reason, in each case prior to December 31, 2023, he is entitled to (i) continued payment of his base salary commencing on the date of termination and ending on the later of (x) December 31, 2023 and (y) the first anniversary of the date of termination, and (ii) payment of his target annual bonus for the year of termination. If Mr. Muirhead’s employment is terminated due to an employer non-renewal, he shall be entitled to continued payment of his base salary as though he had remained employed for six months following termination. Payment of the severance benefits is subject to the execution of a release of claims.

Equity Vesting

Ariel Emanuel

If Mr. Emanuel’s employment is terminated without cause or due to a resignation for good reason, his equity awards subject to time-based vesting will become vested. If Mr. Emanuel’s employment is terminated due to his death or disability, the vesting of one-third of his time-based equity awards will be accelerated.

If Mr. Emanuel’s employment for any reason (other than for cause or due to a resignation without good reason), he will be entitled to receive shares underlying a prorated portion of his performance-vesting restricted stock units based on actual performance through termination and any shares so received shall be fully vested upon grant.

In the event of a change in control, his equity awards subject to time-based vesting will become vested.

Patrick Whitesell

If Mr. Whitesell’s employment is terminated without cause or due to a resignation for good reason, his equity awards subject to time-based vesting will become vested. If Mr. Whitesell’s employment is terminated due to his death or disability, the vesting of one-third of his time-based equity awards will be accelerated.

If Mr. Whitesell’s employment for any reason (other than for cause or due to a resignation without good reason), he will be entitled to receive shares underlying a prorated portion of his performance-vesting restricted stock units based on actual performance through termination and any shares so received shall be fully vested upon grant.

Jason Lublin

If Mr. Lublin’s employment is terminated without cause or due to a resignation for good reason his annual equity awards subject to time-based vesting and equity awards granted in connection with our IPO will become vested.

Mark Shapiro

If Mr. Shapiro’s employment is terminated without cause or due to a resignation for good reason, his annual equity awards subject to time-based vesting and equity awards granted in connection with our IPO (other than restricted stock units subject to share price-based vesting) will become vested.

Christian Muirhead

If Mr. Muirhead’s employment is terminated without cause or due to a resignation for good reason, his annual equity awards subject to time-based vesting and equity awards granted in connection with our IPO will become vested.

Definition of “Sale Transaction”

For purposes of the profits interests, a “Sale Transaction” generally means the sale of all or a majority of the membership interests of Endeavor Operating Company or the sale of all or substantially all of the Endeavor Operating Company and its subsidiaries’ assets (including by means of merger, consolidation, other business combination, exclusive license, share exchange or other reorganization) to a third party.

Definitions of “Cause” and “Good Reason”

For purposes of Messrs. Emanuel’s and Whitesell’s employment agreements and equity awards, “cause” generally means: (i) conduct constituting embezzlement, fraud or material misappropriation; (ii) conviction of a felony; (iii) conduct constituting a financial crime, material act of dishonesty or material unethical business conduct; (iv) material breach of restrictive covenants applicable to the named executive officer; or (v) material breach of any material obligations under a named executive officer’s employment agreement, that in each case (other than clause (ii)) results in material harm to Endeavor Operating Company and its affiliates. For purposes of the cause definition, any breach of restrictive covenants by Messrs. Emanuel or Whitesell must be made knowingly and any breach of a material obligation under their respective employment agreements must be made willfully.

For purposes of the employment agreements and equity awards of Messrs. Lublin and Muirhead, “cause” generally means: (i) conduct constituting embezzlement, fraud or material misappropriation; (ii) conviction of (or in the case of Mr. Shapiro, conduct constituting) a felony; (iii) conviction or indictment of a financial crime, material act of dishonesty or material unethical business conduct; (iv) material breach of restrictive covenants applicable to the named executive officer; (v) material breach of any material obligations under a named executive officer’s employment agreement; (vi) material violation of written policies; (vii) use of alcohol or drugs that materially interferes with performance; or (viii) conduct that brings the named executive employer or Endeavor Operating Company and its affiliates into public disrepute.

For purposes of the named executive officers’ employment agreements and equity awards, “good reason” generally means (i) a material breach by Endeavor Operating Company of any material obligation under such named executive officer’s employment agreement and, (ii) for Messrs. Emanuel, Whitesell and Lublin, the relocation of such named executive officer’s principal place of employment outside of the Los Angeles metropolitan area, and for Mr. Muirhead, the relocation of his principal place of employment outside of New York County. In addition to the foregoing, the definition of good reason for Messrs. Emanuel and Whitesell includes (i) a material diminution in duties, authorities or responsibilities as chief executive officer or executive chairman, respectively (including, prior to a Sale Transaction pursuant to which Endeavor Operating Company becomes a business unit of a larger parent organization, any requirement that he report to someone other than our board of directors), (ii) following an IPO or the date of a “Triggering Event” (which is defined in our amended and restated certificate of incorporation as the first date on which (x) neither Messrs. Emanuel nor Whitesell is employed as our Chief Executive Officer or Executive Chairman or (y) neither Messrs. Emanuel nor Whitesell owns securities (including Profit Units and other securities of Endeavor Operating Company) representing, and/or representing the right to own, in the aggregate, at least 25% of the Class A common stock owned, in the aggregate, by either Messrs. Emanuel or Whitesell as of the completion of our IPO), the assignment of duties materially inconsistent with his position or status with Endeavor Operating Company or (iii) the failure of Endeavor Operating Company to obtain from an acquirer of all or substantially all of its assets an assumption of Endeavor Operating Company’s obligations under the terms of their respective employment agreements.

Definition of “Employer Non-Renewal”

For purposes of Messrs. Lublin’s, Shapiro’s and Muirhead’s employment agreements, “employer non-renewal” generally means the occurrence of both of the following: (i) Endeavor Operating Company’s failure to furnish a bona fide offer of employment which provides for annual cash and equity compensation opportunities that are substantially comparable, in the aggregate, to the annual cash and equity compensation opportunities the named executive officer received hereunder (excluding from such comparison, any minimum or guaranteed bonuses or equity awards in connection with our IPO) at any time prior to the expiration of the term of the employment agreement (for Mr. Muirhead, by August 31, 2023) and (ii) the termination of the named executive officer’s employment by Endeavor Operating Company without cause or by the named executive officer for any reason within the thirty (30) day period after the expiration of the term of the employment agreement.

Estimated Payments Upon Termination of Employment or Change in Control

The table below shows the severance payments and benefits that each named executive officer would receive upon (1) death or disability, (2) termination without cause or a resignation with good reason, (3) termination for cause or a resignation without good reason and (4) a change in control. The amounts are calculated as if the date of termination and change in control occurred on December 31, 2021.

Name	Death or Disability ($)		Termination without Cause or Resignation with Good Reason ($)		Termination for Cause or Resignation without Good Reason ($)	Change in Control ($)
Ariel Emanuel
Base Salary Continuation	—		8,000,000	(1)	—	—
Bonus	—		12,000,000	(2)	—	—
Accelerated Vesting of Equity-Based Awards	58,257,752	(3)	108,785,101	(4)	—	94,535,223	(5)
Patrick Whitesell
Base Salary Continuation	—		8,000,000	(1)	—	—
Bonus	—		4,000,000	(2)	—	—
Accelerated Vesting of Equity-Based Awards	30,186,654	(3)	30,186,654	(4)	—	—
Jason Lublin
Base Salary Continuation	—		3,025,692	(6)	—	—
Bonus	—		1,008,654	(7)	—	—
Accelerated Vesting of Equity-Based Awards	—		6,753,915	(4)	—	—
Mark Shapiro
Base Salary Continuation	—		7,034,615	(6)	—	—
Bonus	—		7,034,615	(7)	—	—
Accelerated Vesting of Equity-Based Awards	—		18,010,391	(4)	—	—
Christian Muirhead
Base Salary Continuation	—		2,000,000	(6)	—	—
Bonus	—		1,000,000	(7)	—	—
Accelerated Vesting of Equity-Based Awards	—		1,846,794	(4)	—	—
(1)
This amount reflects the continued payment of two times the named executive officer’s base salary for twenty-four months following termination of his employment.
(2)
This amount reflects the payment of two times the named executive officer’s target annual bonus.
(3)
This amount reflects the accelerated vesting of one-third of his time-based restricted stock units.
(4)
For Mr. Emanuel, this amount reflects the accelerated vesting of (a) all of his time-based restricted stock units and Endeavor Operating Company Units previously received in exchange for profits units in Zuffa and (b) with respect to his performance stock unit award, a prorated portion of a single tranche of shares under such award (prorated based on the amount by which the average volume weighted average stock price over a 30 consecutive trading day period through the date of termination exceeds the previously achieved stock price milestone, relative to the $4.50 stock price increase required to earn such tranche). For Mr. Whitesell, this amount reflects the accelerated vesting of (i) all of his time-based restricted stock units and (ii) with respect to his performance stock unit award, a prorated portion of a single tranche of shares under such award (prorated based on the amount by which the average volume weighted average stock price over a 30 consecutive trading day period through the date of termination exceeds $24.00, relative to the $25.00 stock price increase required to earn such tranche). For Messrs. Lublin, Shapiro and Muirhead, this amount reflects the accelerating vesting of all of his stock options and restricted stock units.
(5)
For Mr. Emanuel, this amount reflects the accelerated vesting of all of his time-based restricted stock units.

(6)
For Mr. Lublin, this amount reflects the continued payment of base salary commencing on the date of termination and ending on May 3, 2023. For Mr. Shapiro, this amount reflects the continued payment of base salary commencing on the date of termination and ending on May 3, 2024. For Mr. Muirhead, this amount reflects the continued payment of base salary commencing on the date of termination and ending on December 31, 2023.
(7)
For Mr. Lublin, this amount reflects the payment of Mr. Lublin’s guaranteed bonus for each calendar year through May 3, 2023 (prorated for 2023). For Mr. Shapiro, this amount reflects the payment of Mr. Shapiro’s target bonus for each calendar year through May 3, 2024 (prorated for 2024). For Mr. Muirhead, this amount reflects the payment of Mr. Muirhead’s target bonus for the calendar year in which his termination occurs.

Compensation of our Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Ursula Burns	58,214	151,560	209,774
Elon Musk	72,701	233,632	306,333
Jacqueline Reses	40,455	137,616	178,071
Fawn Weaver	86,970	233,632	320,602
(1)
The amounts listed in this column represent the grant date fair value calculated in accordance with ASC 718 with respect to the grant of restricted stock units during 2021. Assumptions used in calculating these amounts are described in Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report.

The table below shows the aggregate numbers of unvested stock awards held as of December 31, 2021 by each non-employee director.

Name	Stock Awards Outstanding at 2021 Fiscal Year End (1)
Ursula Burns	6,141
Elon Musk	7,583
Jacqueline Reses	5,960
Fawn Weaver	7,583
(1)
The unvested restricted stock units will vest on the date of our stockholder meeting in 2022.

Prior to our IPO, we did not pay our directors any compensation for their service. In connection with the consummation of our IPO, we implemented a policy pursuant to which each non-employee director (other than those affiliated with Silver Lake Partners) will receive an annual director fee of $107,000 as well as an additional annual fee of $15,000 for service as the chair of our audit committee and an additional annual fee of $21,000 for service (including as chair) on our audit committee, each earned on a quarterly basis. Each non-employee director (other than those affiliated with Silver Lake Partners) will also receive an annual restricted stock unit award with a grant date value of $182,000 which will vest in full on the date of our annual shareholder meeting immediately following the date of grant, subject to the non-employee director continuing in service through such meeting date. The award is further subject to accelerated vesting upon a change in control (as defined in the 2021 Incentive Award Plan). In addition, each director will be reimbursed for out-of-pocket expenses in connection with their services. In connection with the offering, each non-employer director (other than those affiliated with Silver Lake Partners) will also receive a grant of restricted stock units with a grant date value of $182,000 (calculated based on the offering price in our IPO) that is subject to the same vesting terms as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables below set forth information with respect to the beneficial ownership of our Class A common stock, Class X common stock and Class Y common stock by:

•
Each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock, Class X common stock and Class Y common stock;
•
Each of our named executive officers and directors; and
•
All our executive officers and directors as a group.

The amounts and percentages of Class A common stock, Class X common stock and Class Y common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of March 4, 2022, provided that any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

The beneficial ownership of our voting securities is based on 268,606,065 shares of our common stock issued and outstanding as of March 4, 2022. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or that will become exercisable or will otherwise vest within 60 days of March 4, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed below is: c/o Endeavor Group Holdings, Inc., 9601 Wilshire Boulevard, 3rd Floor, Beverly Hills, CA 90210.

	Class A Common Stock Owned (on a fully exchanged basis)(1)		Class X Common Stock Owned(2)		Class Y Common Stock Owned(3)		Combined Voting Power (4)

Name and Address of Beneficial Owner	Number	%	Number	%	Number	%	%
5% Equityholders
Executive Holdcos(5)(12)	32,054,478	7.1%	32,054,478	17.4%	32,054,478	13.5%	13.0%
Silver Lake Equityholders(6)(12)	174,114,556	38.5%	82,138,074	44.6%	169,392,221	71.4%	68.6%
Entities affiliated with Coatue Management, L.L.C.(7)	18,903,853	4.2%	—	—	—	—	*
KKR Equityholders(8)	20,833,332	4.6%	10,718,750	5.8%	—	—	*
Jasmine Ventures Pte Ltd(9)	21,038,712	4.6%	—	—	—	—	*
Canada Pension Plan Investment Board(10)	21,038,712	4.6%	—	—	—	—	*

Directors and Executive Officers
Ariel Emanuel(5)(11)(12)	44,368,448	9.8%	42,207,695	22.9%	42,207,695	17.8%	17.1%
Patrick Whitesell(5)(11)(12)(13)	40,982,646	9.1%	40,982,646	22.3%	40,982,646	17.3%	16.6%
Jason Lublin	363,808	*	—	—	—	—	*
Mark Shapiro	1,008,546	*	—	—	—	—	*
Seth Krauss	77,724	*	—	—	—	—	*
Christian Muirhead	34,082	*	—	—	—	—	—
Egon Durban(6)(12)	174,114,556	38.5%	82,138,074	44.6%	169,392,221	71.4%	68.6%
Stephen Evans	—	—	—	—	—	—	—
Fawn Weaver	—	—	—	—	—	—	—
Ursula Burns	—	—	—	—	—	—	—
Jacqueline Reses	—	—	—	—	—	—	—
Elon Musk	—	—	—	—	—	—	—
All directors and executive officers as a group (12 persons)	228,895,332	50.3%	133,273,973	72.4%	220,528,084	93.0%	89.3%
* Less than 1%

(1)
Each member of Endeavor Operating Company (other than Endeavor Manager) that holds Endeavor Operating Company Units and an equal number of shares of Class X common stock has the right to cause Endeavor Operating Company to redeem their Endeavor Operating

Company Units (and paired shares of Class X common stock) in exchange for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock, which redemption may at Endeavor Group Holdings’ election be effected as a direct purchase by Endeavor Group Holdings in exchange for Class A common stock. In addition, certain entities and individuals hold Endeavor Profits Units and an equal number of shares of Class X common stock, which may be exchanged into Endeavor Operating Company Units based on their in-the-money value at the time of such exchange, and subsequently redeemed for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock. Each member of Endeavor Manager (other than us) holds Endeavor Manager Units and an equal number of shares of Class X common stock. Each such member of Endeavor Manager has the right to cause Endeavor Manager to redeem their Endeavor Manager Units (and paired shares of Class X common stock) for, at our election, either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock, which redemption may at Endeavor Group Holdings’ election be effected as a direct purchase of Endeavor Manager Units in exchange for its Class A common stock or cash (based on the market price of a share of Class A common stock). The numbers of shares of Class A common stock beneficially owned and percentages of beneficial ownership set forth in the table assume that all Endeavor Operating Company Units, Endeavor Profits Units and Endeavor Manager Units have been redeemed or exchanged for shares of Class A common stock.
(2)
Each member of Endeavor Operating Company (other than Endeavor Manager) and each member of Endeavor Manager that holds Endeavor Operating Company Units or Endeavor Manager Units, as applicable, and an equal number of shares of Class X common stock has the right at any time to cause Endeavor Operating Company or Endeavor Manager, as applicable, to redeem their Endeavor Operating Company Units, or Endeavor Manager Units, as applicable, (and paired shares of Class X common stock) for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock.
(3)
Each member of Endeavor Operating Company (other than Endeavor Manager) that holds Endeavor Operating Company Units and an equal number of shares of Class X common stock has the right to cause Endeavor Operating Company to redeem their Endeavor Operating Company Units (and paired shares of Class X common stock) for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock. Upon the disposition of the Class A common stock received by members of Endeavor Operating Company from the exchange of their Endeavor Operating Company Units (and paired shares of Class X common stock), or a Triggering Event, any paired shares of Class Y common stock will be cancelled/redeemed for no consideration.
(4)
Percentage of combined voting power represents voting power with respect to all shares of our Class A common stock, Class X common stock and Class Y common stock, voting together as a single class. Each holder of Class Y common stock is entitled to 20 votes per share, and each holder of Class A common stock and Class X common stock is entitled to one vote per share on all matters submitted to our stockholders for a vote. The holders of our Class A common stock, Class X common stock and Class Y common stock vote together as a single class on all matters submitted to stockholders for their vote or approval, except as required by applicable law. Our Class X common stock and Class Y common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with our Class A common stock.
(5)
Includes 19,937,164 shares of Class A common stock issuable upon the exchange of Endeavor Operating Company Units and corresponding shares of Class X common stock held by Executive Holdcos. As the members of the executive committee of Executive Holdcos, each of Messrs. Emanuel and Whitesell may be deemed to share beneficial ownership of all the shares held by the Executive Holdcos. The address of each member of Executive Holdcos is 9601 Wilshire Boulevard, 3rd Floor, Beverly Hills, CA 90210.
(6)
Based solely on information contained in the amended Schedule 13D filed by Silver Lake Group, L.L.C. filed on July 26, 2021, Silver Lake West HoldCo, L.P. (“West HoldCo”) is the record holder of (i) 495,494 shares of Class A Common Stock and (ii) 82,138,074 Endeavor Operating Company Units and an equal number of paired shares of Class X Common Stock and an equal number of shares of Class Y Common Stock; and Silver Lake West HoldCo II, L.P. (“West HoldCo II” and together with West HoldCo, the “HoldCos”) is the record holder of 91,480,988 shares of Class A Common Stock and 87,254,147 shares of Class Y Common Stock. Egon Durban is the managing member of Silver Lake West VoteCo, L.L.C., which is the general partner of the HoldCos. The principal office of each of Mr. Durban and each of the entities identified in this footnotes is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025
(7)
Based solely on information contained in the amended Schedule 13G filed by Coatue Management, L.L.C. on February 11, 2022, Coatue Offshore Master Fund, Ltd. shares voting and dispositive power over 14,192,450 shares of Class A Common Stock and each of Coatue Management, L.L.C. and Philippe Laffont share voting and dispositive power over 18,903,853 shares of Class A Common Stock. The business address for Mr. Laffont and each of the entities identified in this footnote is 9 West 57th Street, 25th Floor, New York, NY 10019.
(8)
Based solely on information contained in the amended Schedule 13G filed by KKR Group Partnership, L.P., consists of (a) 232,083 shares of Class A common stock owned by KKR TFO Partners L.P., (b) 29,750 shares of Class A common stock owned by KKR North American Co-Invest Fund I L.P., (c) 105,458 shares of Class A common stock owned by KKR Reference Fund Investments L.P., (d) 514,000 shares of Class A common stock owned by KKR Principal Opportunities Partnership (Offshore) L.P., (e) 9,233,291 shares of Class A common stock owned by KKR North America XI (Cage) Blocker Parent, L.P., and (f) and 10,718,749 shares of Class A common stock issuable upon the exchange of Endeavor Operating Company Units and corresponding shares of Class X common stock held by KKR Cage Aggregator LLC (collectively, the “KKR Equityholders”). KKR Associates TFO L.P. (as the general partner of KKR TFO Partners L.P.); KKR TFO GP Limited (as the general partner of KKR Associates TFO L.P.); KKR MIF Carry Holdings L.P. (as the general partner of KKR North American Co-Invest Fund I L.P.); KKR MIF Carry Limited (as the general partner of KKR MIF Cary Holdings L.P.); KKR Index Fund Investments L.P. (as the sole shareholder of KKR MIF Carry Limited); KKR IFI GP L.P. (as the general partner of KKR Index Fund Investments L.P. and the general partner of KKR Reference Fund Investments L.P.); KKR IFI Limited (as the general partner of KKR IFI GP L.P.); KKR Associates Principal Opportunities (Offshore) L.P. (as the general partner of KKR Principal Opportunities Partnership (Offshore) L.P.); KKR Principal Opportunities (Offshore) Limited (as general partner of KKR Associates Principal Opportunities (Offshore) L.P.); KKR

Associates North America XI L.P. (as the general partner of KKR North America XI (Cage) Blocker Parent, L.P.); KKR North America XI Limited (as the general partner of KKR Associates North America XI L.P.); KKR North America Fund XI (Cage) L.P. (as the managing member of KKR Cage Aggregator LLC); KKR Associates North America XI AIV L.P. (as the general partner of KKR North America Fund XI (Cage) L.P.); KKR North America XI AIV GP LLC (as the general partner of KKR Associates North America XI AIV L.P.); KKR Group Partnership L.P. (as the sole shareholder of KKR TFO GP Limited, the sole shareholder of KKR IFI Limited, the sole shareholder of KKR Principal Opportunities (Offshore) Limited, the sole shareholder of KKR North America XI Limited; and the sole member of KKR North America XI AIV GP LLC); KKR Group Holdings Corp. (as the general partner of KKR Group Partnership L.P.); KKR & Co. Inc. (as the sole shareholder of KKR Group Holdings Corp.); KKR Management LLP (as the Series I preferred stockholder of KKR & Co. Inc.) and Messrs. Henry R. Kravis and George R. Roberts (as the founding partners of KKR Management LLP) may also be deemed to be the beneficial owners having shared voting power and shared investment power over the securities described in this footnote. The principal business address of each of the entities and persons identified in this footnote, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, New York 10001. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(9)
Based solely on information contained in the Schedule 13G filed by GIC Private Ltd., Jasmine Ventures Pte Ltd. shares the power to vote and the power to dispose of these shares with GIC Special Investments Pte. Ltd. (“GIC SI”), and GIC Private Limited (“GIC”), both of which are private limited companies incorporated in Singapore. GIC SI is wholly owned by GIC and is the private equity investment arm of GIC. GIC is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of these shares. The business address for Jasmine Ventures Pte Ltd. is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.
(10)
Based solely on information contained in the Schedule 13G filed by Canada Pension Plan Investment Board (“CPPIB”) on February 14, 2022, CPPIB, through its wholly-owned subsidiary CPP Investment Board (USRE III) Inc., beneficially owns 21,037,712 shares of Class A common stock. None of the members of our board of directors has sole voting or dispositive power with respect to the shares of common stock beneficially owned by CPPIB. The address of CPPIB is Canada Pension Plan Investment Board, One Queen Street East, Suite 2500, Toronto, Ontario, M5C 2W5, Canada.
(11)
For each of Messrs. Emanuel and Whitesell, includes 5,959,889 shares of Class A common stock issuable upon the exchange of Endeavor Profits Units for Endeavor Operating Company Units and subsequent redemption of Endeavor Operating Company Units and cancellation of a corresponding number of shares of Class X common stock.
(12)
As a result of the Stockholders Agreement, Executive Holdcos, the Silver Lake Equityholders and Messrs. Emanuel and Whitesell may be deemed to be a group for purposes of Section 13(d) of the Exchange Act. Each of Executive Holdcos, the Silver Lake Equityholders and Messrs. Emanuel and Whitesell disclaims beneficial ownership of any shares which may be deemed beneficially owned solely by reason of the Stockholders Agreement.
(13)
Includes 8,928,168 shares of Class X common stock and Class Y Common Stock (and an equal number of shares of Class A Common Stock issuable upon the exchange of 2,968,279 Endeavor Operating Company Units and 5,959,889 Endeavor Profits Units) beneficially owned by Mr. Whitesell in his individual capacity that have been pledged as collateral for a revolving line of credit agreement, as described in the amended Schedule 13D filed by Mr. Whitesell on October 22, 2021.

Securities Authorized For Issuance under Equity Compensation Plans

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)	10,859,551	(2)	$24.38	(3)	6,896,399	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	10,859,551		$24.38		6,896,399
(1)
Consists of the 2021 Incentive Award Plan.
(2)
Consists of options and restricted stock units issued under the 2021 Incentive Award Plan. 850,575 restricted stock unit awards included herein became vested on or prior to December 31, 2021 and an equivalent number of shares were issued in respect thereof in January 2022.
(3)
The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting and settlement of outstanding RSUs, which have no exercise price.
(4)
Includes 6,896,399 shares available for future issuance under our 2021 Incentive Award Plan. The number of shares available for issuance under our 2021 Incentive Award Plan increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) the sum of (x) 0.8% of the aggregate number of outstanding shares of our Class A common stock on the final day of the immediately preceding calendar year, determined on an "as-converted" basis taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, share of Common Stock and (y) the number of shares of our Class A common stock required in the prior calendar year to satisfy performance-vesting restricted stock units previously issued to Messrs. Emanuel and Whitesell (such required number not to exceed 5,700,000) and (ii) such smaller number of shares determined by our Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policies and Procedures

We have adopted a written related person transaction policy (the “policy”), which sets forth our policy with respect to the review and approval or ratification of all related person transactions. Under the policy, related person transactions will be reviewed and approved or ratified by the Audit Committee and, in certain circumstances, also by the Executive Committee. A “related person transaction” is defined under Item 404(a) of Regulation S-K as, subject to specified exceptions, a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 and in which any “related person” (as defined under Item 404(a) of Regulation S-K) had, has or will have a direct or indirect material interest.

Our policy requires that notice of a proposed related person transaction be provided to our legal department and, if our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to the appropriate approving body or bodies for consideration. The policy also provides that the appropriate approving body or bodies review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. We also make periodic inquiries of our directors and executive officers with respect to any potential related person transaction as to which they may have an interest or of which they may be aware.

It is our policy that no director should participate in the approval or ratification of a related person transaction as to which he or she is a related person or otherwise has an interest.

Limited Liability Company Agreement of Endeavor Operating Company

In connection with the IPO, we, Endeavor Manager, Endeavor Operating Company and each of the members of Endeavor Operating Company entered into the Endeavor Operating Company LLC Agreement. In accordance with the terms of the Endeavor Operating Company LLC Agreement, we operate our business through Endeavor Operating Company and its subsidiaries. As sole managing member of Endeavor Manager and the indirect sole managing member of Endeavor Operating Company, we have control over all of the affairs and decision-making of Endeavor Operating Company. As such, we are responsible for all operational and administrative decisions of Endeavor Operating Company and the day-to-day management of Endeavor Operating Company’s business. We will fund any dividends to our stockholders by causing Endeavor Operating Company to make distributions to its equityholders, including the members of Endeavor Operating Company and Endeavor Manager, subject to the limitations imposed by the Senior Credit Facilities, and causing Endeavor Manager to make distributions to its equityholders, including us.

The holders of Endeavor Operating Company Units and Endeavor Profits Units generally incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Endeavor Operating Company. Net profits of Endeavor Operating Company will generally be allocated to its members pro rata in accordance with the percentages of their respective ownership of equity interests in Endeavor Operating

Company, though certain non-pro rata adjustments may be made to reflect tax depreciation, amortization and other allocations and in certain circumstances net profits may be allocated disproportionately to the Endeavor Profits Units. The Endeavor Operating Company LLC Agreement will provide for cash distributions to the holders of Endeavor Operating Company Units and Endeavor Profits Units for purposes of funding their tax obligations in respect of the taxable income of Endeavor Operating Company that is allocated to them. Generally, these tax distributions will be calculated using an assumed tax rate equal to the highest marginal combined income tax rate applicable to an individual or corporation resident in Los Angeles, California or New York, New York (whichever rate is higher), taking into account the deductibility of applicable state and local income taxes for U.S. federal income tax purposes (which are subject to substantial limitations for tax years 2018 through 2025). Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as and to the extent described in the Endeavor Operating Company LLC Agreement. In certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to the other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Non pro-rata tax distributions may be paid to holders of Endeavor Profits Units.

The Endeavor Operating Company LLC Agreement provides that, except as otherwise determined by us, if at any time we issue a share of our Class A common stock, other than pursuant to an issuance and distribution to holders of shares of our common stock of rights to purchase our equity securities under a “poison pill” or similar stockholders rights plan or pursuant to an employee benefit plan, the net proceeds received by us with respect to such share, if any, shall be concurrently invested in Endeavor Manager (unless such shares were issued by us solely to fund (i) our ongoing operations or pay our expenses or other obligations, (ii) the redemption or exchange from a member of Endeavor Operating Company of Endeavor Operating Company Units or Endeavor Profits Units (in which case such net proceeds shall instead be transferred to the selling member as consideration for such redemption or exchange) or (iii) the redemption or exchange from a member of Endeavor Manager of Endeavor Manager Units (in which case such net proceeds shall instead be transferred to the selling member as consideration for such redemption or exchange)), which proceeds will then be invested in Endeavor Operating Company. Endeavor Operating Company will then issue one Endeavor Operating Company Unit to Endeavor Manager, and Endeavor Manager will issue one Endeavor Manager Unit to us. Similarly, except as otherwise determined by us, Endeavor Operating Company will not issue any additional Endeavor Operating Company Units to Endeavor Manager, and Endeavor Manager will not issue any additional Endeavor Manager Units to us, in each case, unless we issue or sell an equal number of shares of our Class A common stock. Conversely, except as otherwise determined by us, if at any time any shares of our Class A common stock are redeemed, repurchased or otherwise acquired, Endeavor Operating Company will redeem, repurchase or otherwise acquire an equal number of Endeavor Operating Company Units held by Endeavor Manager and Endeavor Manager will redeem, repurchase or otherwise acquire an equal number of Endeavor Manager Units held by us, in each case, upon the same terms and for the same price per security, as the shares of our Class A common stock are redeemed, repurchased or otherwise acquired. In addition, Endeavor Operating Company will not affect any subdivision (by any unit split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of Endeavor Operating Company Units unless it is accompanied by a substantively identical subdivision or combination of Endeavor Manager Units and each class of our common stock. Likewise, Endeavor Manager will not affect any subdivision or combination of Endeavor Manager Units unless it is accompanied by a substantively identical subdivision or combination of Endeavor Operating Company Units and each class of our common stock.

Subject to certain exceptions, Endeavor Operating Company will indemnify all of its members and their officers and other related parties against all losses or expenses arising from claims or other legal proceedings in which any such person (in its capacity as such) may be involved or become subject to in connection with Endeavor Operating Company’s business or affairs or the Endeavor Operating Company LLC Agreement or any related document.

Endeavor Operating Company may be dissolved only upon the first to occur of (i) the sale or disposition of substantially all of its assets (ii) a decree of judicial dissolution or (iii) a determination by us. Upon dissolution, Endeavor Operating Company will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including creditors who are members or affiliates of members) in satisfaction of all of Endeavor Operating Company’s liabilities (whether by payment or by making reasonable provision for payment of such liabilities, including the setting up of any reasonably necessary reserves) and (b) second, to the members in proportion to their ownership of Endeavor Operating Company Units and Endeavor Profits Units (after giving effect to any obligations of Endeavor Operating Company to make tax distributions).

The Endeavor Operating Company LLC Agreement provides that the members of Endeavor Operating Company (other than Endeavor Manager) (or certain permitted transferees thereof) have the right from time to time, subject to certain restrictions, to cause Endeavor Operating Company to redeem any or all of their vested Endeavor Operating Company Units (and an equal number of shares of Class X common stock), in exchange for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock, and if such redemption is made in exchange for shares of Class A common stock, it shall be effected as a direct purchase by Endeavor Group Holdings. Subject to certain restrictions, the holders of Endeavor Profits Units have the right to cause Endeavor Operating Company to exchange their vested Endeavor Profits Units into (1) a number of Endeavor Operating Company Units that will generally be equal to (a) the product of (X) the number of vested Endeavor Profits Units to be exchanged with a given per unit hurdle price and (Y) then-current spread between the per unit value of an Endeavor Operating Company Unit at the time of the exchange and the per unit hurdle price of such Endeavor Profits Units divided by (b) the per unit value of an Endeavor Operating Company Unit at the time of the exchange and (2) a corresponding number of shares of our Class X common stock and Class Y common stock, and following such exchange, shall be required to exercise their redemption rights as members of Endeavor Operating Company with respect to such new Endeavor Operating Company Units so issued.

The Endeavor Operating Company LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or our stockholders and approved by our board of directors or is otherwise consented to or approved by our board of directors, the members of Endeavor Operating Company (other than Endeavor Manager) and the holders of Endeavor Profits Units are permitted to participate in such offer by delivery of a notice of exchange that is effective immediately prior to the consummation of such offer. In the case of any such offer proposed by us, we are obligated to use our reasonable best efforts to enable and permit the members of Endeavor Operating Company to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we are obligated to use our reasonable best efforts to ensure that the members of Endeavor Operating Company may participate in each such offer without being required to exchange Endeavor Operating Company Units and shares of our Class X common stock.

The Endeavor Operating Company LLC Agreement provides that, in the event of a merger, consolidation or other business combination involving our Company (unless, following such transaction, all or substantially all of the holders of the voting power of us prior to such transaction continue to hold a majority of the voting power of the surviving entity (or its parent) in substantially the same proportions as immediately prior to such transaction) is approved by our board of directors and consummated in accordance with applicable law, we may require that the members of Endeavor Operating Company exchange with us all of their Endeavor Operating Company Units or Endeavor Profits Units, as applicable, for aggregate consideration that is equivalent to the consideration payable in respect of each share of our Class A common stock in such transaction.

Limited Liability Company Agreement of Endeavor Manager

In connection with the reorganization transactions, we, Endeavor Manager and each of the members of Endeavor Manager entered into the Endeavor Manager LLC Agreement. Following the reorganization transactions, and in accordance with the terms of the Endeavor Manager LLC Agreement, we became the sole managing member of Endeavor Manager. We fund any dividends to our stockholders by causing Endeavor Operating Company to make distributions to its equityholders, including Endeavor Manager, subject to the limitations imposed by the Senior Credit Facilities, and thereafter causing Endeavor Manager to make distributions to us. Endeavor Manager elects to be treated as a corporation for U.S. federal income tax purposes effective upon its date of formation. As the sole managing member of Endeavor Manager, we intend to cause Endeavor Manager to make non-pro rata distributions to us such that we will be able to cover all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreements we entered into as part of the reorganization transactions and other costs or expenses. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

The Endeavor Manager LLC Agreement provides that, except as otherwise determined by us, if at any time we issue a share of our Class A common stock, other than pursuant to an issuance and distribution to holders of shares of our common stock of rights to purchase our equity securities under a “poison pill” or similar stockholders rights plan or pursuant to an employee benefit plan, the net proceeds received by us with respect to such share, if any, shall be concurrently invested in Endeavor Manager (unless such shares were issued by us solely to fund (i) our ongoing operations or pay our expenses or other obligations, (ii) the redemption or exchange from a member of Endeavor Operating Company of Endeavor Operating Company Units (in which case such net proceeds shall instead be transferred to the selling member as consideration for such redemption or exchange) or (iii) the redemption or exchange from a member of Endeavor Manager of Endeavor Manager Units (in which case such net proceeds shall instead be transferred to the selling member as consideration for such redemption or exchange)), which proceeds will then be invested in Endeavor Operating Company. Endeavor Manager will thereafter issue one Endeavor Manager Unit to us for each share of our Class A common stock issued by us. Similarly, except as otherwise determined by us, Endeavor Manager will not issue any additional Endeavor Manager Units to us unless we issue or sell an equal number of shares of our Class A common stock. Endeavor Manager will not affect any subdivision or combination of the Endeavor Manager Units unless it is accompanied by a substantively identical subdivision or combination of Endeavor Operating Company Units and each class of our common stock, and we will not affect any subdivision or combination of any class of our common stock unless it is accompanied by a substantively identical subdivision or combination of Endeavor Manager Units and Endeavor Operating Company Units.

Subject to certain exceptions, Endeavor Manager will indemnify all of its members, including us, and their officers and other related parties against all losses or expenses arising from claims or other legal proceedings in which any such person (in its capacity as such) may be involved or become subject to in connection with Endeavor Manager’s business or affairs or the Endeavor Manager LLC Agreement or any related document.

Endeavor Manager may be dissolved only upon the first to occur of (i) the sale of substantially all of its assets or (ii) a determination by us. Upon dissolution, Endeavor Manager will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including creditors who are members or affiliates of members) in satisfaction of all of Endeavor Manager’s liabilities (whether by payment or by making reasonable provision for payment of such liabilities, including the setting up of any reasonably necessary reserves) and (b) second, to the members in proportion to their ownership of Endeavor Manager Units.

The Endeavor Manager LLC Agreement provides that the members of Endeavor Manager (or certain permitted transferees thereof) have the right from time to time, subject to certain restrictions, to cause Endeavor Manager to redeem any or all of their vested Endeavor Manager Units (and an equal number of shares of Class X common stock), in exchange for, at our election, shares of our Class A common stock or cash (based on the market price of shares of our Class A common stock), and if such redemption is made in exchange for shares of Class A common stock, it shall be effected as a direct purchase by Endeavor Group Holdings.

The Endeavor Manager LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or our stockholders and approved by our board of directors or is otherwise consented to or approved by our board of directors, the members of Endeavor Manager are permitted to participate in such offer by delivery of a notice of exchange that is effective immediately prior to the consummation of such offer. In the case of any such offer proposed by us, we are obligated to use our reasonable best efforts to enable and permit the members of Endeavor Manager to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we are obligated to use our reasonable best efforts to ensure that the members of Endeavor Manager may participate in each such offer without being required to exchange Endeavor Manager Units and shares of our Class X common stock.

The Endeavor Manager LLC Agreement provides that, in the event of a merger, consolidation or other business combination involving our Company (unless, following such transaction, all or substantially all of the holders of the voting power of us prior to such transaction continue to hold a majority of the voting power of the surviving entity (or its parent) in substantially the same proportions as immediately prior to such transaction) is approved by our board of directors and consummated in accordance with applicable law, we may require that the members of Endeavor Manager exchange with us all of their Endeavor Manager Units for aggregate consideration that is equivalent to the consideration payable in respect of each share of our Class A common stock in such transaction.

Stockholders Agreement

In connection with the IPO, we entered into a Stockholders Agreement (the “Stockholders Agreement”) with Messrs. Emanuel and Whitesell, Executive Holdcos, the Silver Lake Equityholders and our pre-IPO investors (or their affiliates) that own Class Y common stock. Under the Stockholders Agreement, any permitted Executive Holdcos will be entitled to nominate two directors for election to the board of directors and to the Executive Committee of the board so long as either Mr. Emanuel or Mr. Whitesell is employed as our Chief Executive Officer or Executive Chairman, and will be entitled to nominate one director for election to the board of directors and to the Executive Committee so long as either (x) Executive Holdcos own at least 5% of our outstanding common stock (on a fully converted basis) or (y) (i) at least one of Messrs. Emanuel and Whitesell is employed as our Chief Executive Officer or Executive Chairman or (ii) at least one of Messrs. Emanuel or Whitesell owns shares of our Class A common stock representing, and/or own securities representing the right to own, at least 25% of the shares of our Class A common stock owned by Messrs. Emanuel and Whitesell, respectively, as of the completion of the IPO. The Silver Lake Equityholders will be entitled to nominate two directors for election to our board of directors and to the Executive Committee of the board so long as they own at least 40% of the shares of common stock held by them immediately following the IPO, and will be entitled to nominate one director for election to our board of directors and to the Executive Committee so long as they own at least 10% of the shares of common stock held by them immediately following the IPO. To the extent that the Silver Lake Equityholders are no longer entitled to nominate two board members pursuant to the Stockholders Agreement, they shall, if requested by our board of directors, cause their nominee or nominees to resign, and, if any permitted Executive Holdcos are then entitled to nominate two directors for election to the board of directors and to the Executive Committee of the board, Executive Holdcos will be entitled to nominate directors to fill any such vacancy. Messrs. Emanuel and Whitesell, Executive Holdcos, the Silver Lake Equityholders, and our pre-IPO investors that own Class Y common stock will agree to vote their shares in favor of the directors nominated by Executive Holdcos and the Silver Lake Equityholders in accordance with the terms of the Stockholders Agreement. Messrs. Emanuel and Whitesell, Executive Holdcos, the Silver Lake Equityholders, and our pre-IPO investors that own Class Y common stock will otherwise agree to vote their shares in accordance with the recommendation of the Executive Committee and/or the board of directors, subject to certain exceptions. In addition, the Company agreed to bear all expenses relating to the initial public offering incurred by the parties to the Stockholders Agreement.

Registration Rights Agreement

In connection with the IPO, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the members of Endeavor Operating Company (other than Endeavor Manager), Executive Holdcos and the members of Endeavor Manager (other than us).

Executive Holdcos, the Silver Lake Equityholders and certain other members of Endeavor Operating Company have the right, subject to several exceptions, including underwriter cutbacks and our right to defer a demand registration under certain circumstances, to require us to register for public resale under the Securities Act all shares of common stock constituting their registrable securities that they request be registered so long as (i) the securities requested to be registered in each registration statement have an aggregate anticipated offering price of at least $75 million, net of underwriting discounts and commissions, or (ii) the securities requested to be registered represent all the registrable securities then held by the requesting stockholder. Under the Registration Rights Agreement, we will not be obligated to effectuate more than six demand registrations on Form S-1 for Executive Holdcos or more than six demand registrations on Form S-1 for the Silver Lake Equityholders. If we become eligible to register the sale of our securities on Form S-3 under the Securities Act, which will not be until at least 12 months after the date of the closing of the IPO, Executive Holdcos, the Silver Lake Equityholders and certain other members of Endeavor Operating Company will have the right to require us to register the sale of the registrable securities held by them on Form S-3, subject to offering size and other restrictions.

If a party to the Registration Rights Agreement makes a request for registration, the non-requesting parties to the Registration Rights Agreement will be entitled to customary piggyback registration rights in connection with the request, and if the request is for an underwritten offering, such piggyback registration rights will be subject to underwriter cutback provisions, with priority for registration of shares going first to the parties with piggyback registration rights under the Registration Rights Agreement, on a pro rata basis, second to other securities requested to be included in such registration, and third to us. In addition, the parties to the Registration Rights Agreement will be entitled to piggyback registration rights with respect to any registration initiated by us, and if any such registration is in the form of an underwritten offering, such piggyback registration rights will be subject to customary cutback provisions, with priority for registration of shares going first to us, second to the parties with piggyback registration rights under the Registration Rights Agreement, on a pro rata basis, and third to other securities requested to be included in such registration.

In connection with the transfer of their registrable securities, the parties to the Registration Rights Agreement may assign certain of their respective rights under the Registration Rights Agreement under certain circumstances. In connection with the registrations described above, we will indemnify any selling stockholders and we will bear all fees, costs, and expenses (except underwriting commissions and discounts).

Tax Receivable Agreements

In connection with the transactions undertaken in connection with the IPO, we acquired existing equity interests in Endeavor Operating Company from certain of our pre-IPO investors in the mergers described above in exchange for the issuance of shares of our Class A common stock, Class Y common stock and rights to receive payments under the tax receivable agreements and acquired certain existing interests in Endeavor Operating Company from certain of the Other UFC Holders in exchange for cash and rights to receive payments under the tax receivable agreements. As a result of these acquisitions, we succeeded to certain tax attributes of certain of our pre-IPO investors and will receive the benefit of tax basis in the assets of Endeavor Operating Company and certain of its subsidiaries. In addition, redemptions or exchanges of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash are expected to produce favorable tax attributes that would not be available to us in the absence of such redemptions or exchanges.

We have entered into the tax receivable agreements with the Post-IPO TRA Holders that provides for the payment by us to the Post-IPO TRA Holders (or their transferees of Endeavor Operating Company Units or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of (i) any tax basis in the assets of Endeavor Operating Company and certain of its subsidiaries resulting from (a) the acquisition of interests in Endeavor Operating Company from certain of our pre-IPO investors in the mergers described above and the acquisition of equity interests in Endeavor Operating Company from certain of the Other UFC Holders, (b) future redemptions or exchanges by us of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash or (c) payments made under the tax receivable agreements, (ii) any net operating losses or certain other tax attributes of certain pre-IPO investors or Other UFC Holders that are available to us to offset income or gain earned after the mergers undertaken in connection with our IPO, (iii) any existing tax basis associated with Endeavor Operating Company Units the benefit of which is allocable to us as a result of the exchanges of such Endeavor Operating Company Units for shares of our Class A common stock or cash and (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreements. The tax receivable agreements make certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the tax receivable agreements in excess of those that would result if such assumptions were not made.

The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by member of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the tax receivable agreements constituting imputed interest. Future payments under the tax receivable agreements could be substantial. The payments under the tax receivable agreements are not conditioned upon any Post-TRA Holder's continued ownership of us.

In addition, the Post-IPO TRA Holders (or their transferees or other assignees) will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed, except that any excess payments made to any Post-IPO TRA Holder (or such holder’s transferees or other assignees) will be netted against future payments that would otherwise be made under the tax receivable agreements, if any, after our determination of such excess. We could make payments to the Post-IPO TRA Holders under the tax receivable agreements that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the tax receivable agreements provide that, upon certain mergers, asset sales or other forms of business combination or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the tax benefits covered by the tax receivable agreements. As a result, upon a change of control, we could be required to make payments under the tax receivable agreements that are greater than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.

In addition, the tax receivable agreements provide that in the case of a change in control of the Company or a material breach of our obligations under the tax receivable agreements, the Post-IPO TRA Holders will have the option to terminate the tax receivable agreements, and we will be required to make a payment to the Post-IPO TRA Holders covered by such termination in an amount equal to the present value of future payments (calculated using a discount rate, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the tax receivable agreements, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the tax receivable agreements could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. These provisions of the tax receivable agreements may result in situations where the Post-IPO TRA Holders have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the tax receivable agreements that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreements is dependent on the ability of our subsidiaries to make distributions to us. The Senior Credit Facilities restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreements. To the extent that we are unable to make payments under the tax receivable agreements as a result of restrictions in our Senior Credit Facilities, such payments will be deferred and will accrue interest until paid.

UFC Buyout

On February 16, 2021, Endeavor Operating Company entered into a transaction agreement (the "Transaction Agreement") with the Other UFC Holders and certain of their affiliates pursuant to which Endeavor Operating Company will directly or indirectly acquire interests (including warrants of UFC Parent or common equity received by warrant holders from the exercise of warrants of UFC Parent) from the Other UFC Holders (or their affiliates) resulting in Endeavor Operating Company directly or indirectly owning 100% of the equity interests of UFC Parent (the "UFC Buyout").

Pursuant to the Transaction Agreement, we issued Endeavor Operating Company Units to (i) certain of the Other UFC Holders as consideration for the acquisition of the interests of UFC Parent held by such Other UFC Holders (a portion of which Endeavor Operating Company Units will subsequently be sold by certain of the Other UFC Holders, as described below); and (ii) certain of the Other UFC Holders as consideration for the acquisition of all or only a portion of the interests of UFC Parent held by such Other UFC Holders (with the balance of the interests in UFC Parent retained by the Other UFC Holders, to be sold to Endeavor Operating Company or its designee for cash, as described below), and certain of which Endeavor Operating Company Units were promptly exchanged by such holders for Endeavor Manager Units. Certain holders of Profits Units in UFC Parent received Endeavor Operating Company Units or Endeavor Manager Units on the same vesting terms. The Other UFC Holders that received Endeavor Operating Company Units and/or Endeavor Manager Units also received paired shares of our Class X common stock corresponding on a 1:1 basis to the Endeavor Operating Company Units or Endeavor Manager Units they received. Additionally, certain of the Other UFC Holders that received Endeavor Operating Company Units also received paired shares of our Class Y common stock corresponding on a 1:1 basis to the Endeavor Operating Company Units they received. Furthermore, certain of the Other UFC Holders or their affiliates each merged with and into Endeavor Group Holdings in a series of mergers, whereby we acquired the existing interests in Endeavor Operating Company held by them. As consideration for the mergers, we issued to certain affiliates of such Other UFC Holders, including certain affiliates of Silver Lake, shares of Class A common stock and Class Y common stock and rights to receive payments under the tax receivable agreements described herein. Based on the initial public offering price of $24.00 per share, we issued (after giving effect to the use of proceeds from the IPO and the concurrent Private Placements to purchase from certain Other UFC Holders Endeavor Operating Company Units and Class A common stock and the sale of Class A common stock by affiliates of KKR in the concurrent Private Placements as further described below) 42,400,877 shares of Class A common stock, 58,753,551 Endeavor Operating Company Units, 9,156,529 Endeavor Manager Units, 67,910,080 shares of Class X common stock and 70,946,270 shares of Class Y common stock to the Other UFC Holders in the aggregate.

Moreover, in accordance with the Transaction Agreement, we used $835.7 million of the net proceeds from the IPO and the concurrent Private Placements to purchase Endeavor Operating Company Units (or interests in UFC Parent) directly from certain of the Other UFC Holders (or their affiliates) at a price per unit (with respect to Endeavor Operating Company Units) equal to the initial public offering price per share of Class A common stock sold in the IPO. Certain Other UFC Holders merged with and into Endeavor Group Holdings, and affiliates of such Other UFC Holders received shares of Class A common stock in such mergers and sold $437.0 million of such shares of Class A common stock (i) in the case of certain Other UFC Holders, in the concurrent Private Placements to the private placement investors at a price per share equal to $24.00; or (ii) in the case of certain Other UFC Holders, to Endeavor Group Holdings, Inc. in exchange for cash payments at a price per share equal to the initial public offering price per share of Class A Common Stock sold to the public in the IPO. Certain of the Other UFC Holders (or their affiliates) also received rights to receive payments under the tax receivable agreements described herein.

In connection with the UFC Buyout, certain of our principal stockholders, directors and executive officers who are Other UFC Holders received the following consideration in exchange for their equity interests in UFC Parent:

•
Certain affiliates of Silver Lake Partners received a number of shares of Class A common stock equal to $774,871,080 divided by the price per share of Class A common stock sold to the public in the IPO, as well as an equal number of shares of Class Y common stock.
•
Certain affiliates of Silver Lake Partners received a number of Endeavor Operating Company Units equal to $625,128,864 divided by the price per share of Class A common stock sold to the public in the IPO, as well as an equal number of shares of Class X and Class Y common stock.
•
Ariel Emanuel, our Chief Executive Officer, received a number of Endeavor Operating Company Units equal to the value of his Zuffa profits units, $100,639,872, divided by the price per share of Class A common stock sold to the public in the IPO, as well as an equal number of shares of Class X and Class Y common stock.
•
Patrick Whitesell, our Executive Chairman, received a number of Endeavor Operating Company Units equal to the value of his Zuffa profits units, $71,238,696, divided by the price per share of Class A common stock sold to the public in the IPO, as well as an equal number of shares of Class X and Class Y common stock.
•
Jason Lublin, our Chief Financial Officer, indirectly received a number of Endeavor Operating Company Units equal to the value of his UFC profits units, $22,897,968, divided by the price per share of Class A common stock sold to the public in the IPO.
•
Mark Shapiro, our President, indirectly received a number of Endeavor Operating Company Units equal to the value of his UFC profits units, $49,781,112, divided by the price per share of Class A common stock sold to the public in the IPO.
•
Seth Krauss, our Chief Legal Officer, indirectly received a number of Endeavor Operating Company Units equal to the value of his UFC profits units, $5,089,536, divided by the price per share of Class A common stock sold to the public in the IPO.
•
Christian Muirhead, our Chief Communications Officer, indirectly received a number of Endeavor Operating Company Units equal to $5,089,536 divided by the price per share of Class A common stock sold to the public in the IPO.

Further, in connection with the UFC Buyout and the IPO, the vesting of compensatory awards to certain of our directors and executive officers was accelerated as follows:

•
Mr. Emanuel holds 2,744,331 Endeavor Profits Units (which before the IPO, were in the form of 27,443,333 unvested Endeavor Profits Units), the vesting of which was accelerated. The per unit hurdle price associated with such Endeavor profits units was $25.10, which has been achieved since our May 2021 initial public offering.
•
Mr. Whitesell, our Executive Chairman, holds 2,744,331 Endeavor Profits Units (which before the IPO, were in the form of 27,443,333 unvested Endeavor Profits Units), the vesting of which was accelerated. The per unit hurdle price associated with such Endeavor profits units was $25.10, which has been achieved since our May 2021 initial public offering.
•
Mr. Lublin holds 97,997 Endeavor Operating Company Units (which before the IPO, were in the form of 979,980 unvested profits units of WME Iris Management IV Holdco, LLC ("Iris IV units"), the vesting of which will be accelerated. Such Iris IV units were designated as “catch-up” units entitled to receive a preference on distributions once a per unit hurdle price associated with such Iris IV units was satisfied. The per unit hurdle price associated with such Iris IV units was $25.10, which has been achieved since our May 2021 initial public offering (so that these “catch-up” units have since converted into Endeavor Operating Company Units).
•
Mr. Shapiro holds 97,997 Endeavor Operating Company Units (which before the IPO, were in the form of 979,980 unvested Iris IV units), the vesting of which was accelerated. Such Iris IV units were designated as “catch-up” units entitled to receive a preference on distributions once a per unit hurdle price associated with such Iris IV units is satisfied. The per unit hurdle price associated with such Iris IV units will equal $25.10, which has been achieved since our May 2021 initial public offering (so that these “catch-up” units have since converted into Endeavor Operating Company Units).
•
Mr. Krauss holds 48,997 Endeavor Operating Company Units (which before the IPO, were in the form of 489,991 unvested Iris IV units), the vesting of which will be accelerated. Such Iris IV units were designated as “catch-up” units entitled to receive a preference on distributions once a per unit hurdle price associated with such Iris IV units is satisfied. The per unit hurdle price associated with such Iris IV units was $25.10, which has been achieved since our May 2021 initial public offering (so that these “catch-up” units have since converted into Endeavor Operating Company Units).
•
Mr. Muirhead holds 48,997 Endeavor Operating Company Units (which before the IPO, were in the form of 489,991 unvested Iris IV units), the vesting of which was accelerated. Such Iris IV units were designated as “catch-up” units entitled to receive a preference on distributions once a per unit hurdle price associated with such Iris IV units is satisfied. The per unit hurdle price associated with such

Iris IV units was $25.10, which has been achieved since our May 2021 initial public offering (so that these “catch-up” units have since converted into Endeavor Operating Company Units).

Investments by Silver Lake

In August 2017 and January 2019, we entered into subscription agreements with certain affiliates of the Silver Lake Equityholders and sold equity interests of Endeavor Operating Company to such affiliates of the Silver Lake Equityholders for consideration of approximately $406 million and $256 million, respectively.

Certain affiliates of the Silver Lake Equityholders entered into the Transaction Agreement by which acquired Endeavor Operating Company Units, Class A common stock and Class Y common stock in exchange for its equity interests in UFC Parent. See “Certain Relationships and Related Transactions—UFC Buyout.”

Funds affiliated with Silver Lake purchased 4,722,335 shares of Class A common stock from us in the concurrent Private Placements at a price per share equal to $24.00. See “—UFC Buyout” and “—Registration Rights Agreement” for more information.

Learfield IMG College Merger

On December 31, 2018, we completed the merger of our IMG College business with Learfield to form Learfield IMG College. In connection with the merger we sold a portion of our equity interests in Learfield IMG College to certain affiliates of the Silver Lake Equityholders for consideration of $250 million. Such affiliates of the Silver Lake Equityholders received approximately 13% of the equity interests of Learfield IMG College in the sale. We owned approximately 36% of the equity interests of Learfield IMG College, following the closing of the merger and the sale of equity interests to affiliates of the Silver Lake Equityholders.

In connection with the merger of IMG College and Learfield, we entered into a Monitoring Agreement with a subsidiary of Learfield IMG College, where we agreed to provide certain management and advisory services to Learfield IMG College from time to time. For these services such subsidiary agreed to pay us an annual management fee of $3.5 million and to reimburse us for our certain expenses incurred by us in providing services to Learfield IMG College.

On June 17, 2021, we entered into (i) a Subscription Agreement to acquire additional common units in Learfield IMG College and (ii) an amendment to the Limited Liability Company Agreement of Learfield IMG College. Pursuant to these agreements, we acquired additional common units in Learfield IMG College for aggregate consideration having a value equal to $109.1 million. We will continue to account for our Learfield IMG College investment under the equity method of accounting.

Management Equity

Following the completion of the reorganization transactions, the Concurrent Private Placements and the UFC Buyout, certain of our senior executives now own equity interests in Executive Holdcos, certain senior executives now own Endeavor Profits Units and the other members of the Management Holdcos now own Endeavor Manager Units and paired shares of our Class X common stock and Class Y common stock. We refer to such senior executives and the other members of the Management Holdcos collectively as the “Management Equityholders,” and we refer to the equity interests in Executive Holdcos, Endeavor Profits Units, Endeavor Manager Units, and the shares of Class X common stock owned by such Management Equityholders collectively as the “Management Equity.” Pursuant to the terms of the Management Equity, the Management Equityholders will not be permitted to exchange their Management Equity into shares of Class A common stock for one year following the closing of the IPO.

Following the first anniversary of the closing of the IPO, each Management Equityholder will be eligible to exchange a portion of his or her Management Equity for Class A common stock and the portion of the Management Equity eligible for exchange will increase annually, with the amount and timing of such increases dependent on the designation of the applicable Management Equityholder. All Management Equity will be exchangeable by the sixth anniversary of the closing of the IPO, provided that twenty percent of the Management Equity held by certain Management

Equityholders will not be exchangeable at any time until the earlier of (a) the first anniversary of termination of such Management Equityholder’s employment or (b) such Management Equityholder’s death.

In addition to the equity retention restrictions described above, certain Management Equityholders will be subject to certain restrictive covenants for a period of time (generally up to 24 months) following the date his or her employment with us is terminated.

Indemnification Agreements

We entered into an indemnification agreement with each of our executive officers and directors that provides, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

Employment Arrangements

We entered into employment and other compensation agreements with certain of our named executive officers in connection with the IPO. See Part III, Item 11. “Executive Compensation.”

Other Transactions

From time to time we have entered into ordinary course business transactions on market terms with companies that the Silver Lake Equityholders have an ownership stake in, and we may continue to do so in the future.

WI Investment Holdings, LLC, an entity that is majority owned by affiliates of the Silver Lake Equityholders and an entity owned by executives of the Company, including Ariel Emanuel, our Chief Executive Officer and a member of our board of directors, Patrick Whitesell, our Executive Chairman and a member of our board of directors, Jason Lublin, our Chief Financial Officer, and Christian Muirhead, our Chief Communications Officer, owns a minority equity interest in The Raine Group (“Raine”), an affiliate of which has provided investment banking services to us from time to time and may continue to provide investment banking services to us in the future. Endeavor paid Raine an aggregate of approximately $850,000 for such services in fiscal year 2021. In August 2021, our wholly-owned subsidiary, IMG US LLC (“IMG US”), committed $4.0 million to Raine Gaming Fund LP and, in February 2022, IMG US committed $5.0 million to Raine Venture Partners III LP, each of which are funds managed by affiliates of Raine.

RED Interactive Agency, LLC, our wholly-owned subsidiary, has entered into an arm’s-length, consulting arrangement with Mr. Barry Lublin, the father of our Chief Financial Officer, under which Mr. Barry Lublin has provided corporate financial consulting services on a non-exclusive basis to RED Interactive Agency, LLC. For the fiscal year ended December 31, 2021, Mr. Barry Lublin received annual compensation in the amount of approximately $150,000 for these consulting services.

In October 2021, Endeavor Content, then a wholly-owned subsidiary, agreed in principle on terms with Ezra Emanuel, the son of Ariel Emanuel, our Chief Executive Officer and a member of our board of directors, for production services in connection with a film being produced by Endeavor Content. The payments made under this production agreement are expected to exceed $120,000 in the aggregate, and no payments have been made under this agreement to date.

In September 2021, our wholly-owned subsidiary IMG Worldwide, LLC entered into a production agreement with Staud, a fashion brand owned by the fiancée of Ariel Emanuel, our Chief Executive Officer and a member of our board of directors, to provide production services with respect to an event at New York Fashion Week. The total payments made by the Company to produce the event were approximately $530,000.

Professional Bull Riders, LLC, a wholly-owned subsidiary of the Company within the Company’s owned sports properties business (“PBR”), is the owner of premier professional bull riding tours that promotes and produces bull riding events around the world. PBR created a new competitive team-based league format series (the “League”) whereby bull riders will be drafted to or signed by a team and compete as members of independent teams. In January 2022, Egon Durban, the Chairman of the Company’s board of directors, agreed to acquire a sanction to one of such PBR sanctioned teams (a “Team”) eligible to participate in the League, the terms of which are the substantially the same as for others acquiring a Team. As part of his owning a Team, Mr. Durban may elect to have PBR provide services for his Team, the terms and cost of which services would be the same as for other Team owners who may elect such services.

Ursula Burns, a member of our board of directors, is a client of The Harry Walker Agency (“HWA”), a wholly-owned subsidiary of the Company and entity that represents individuals in connection with speaking engagements for which HWA receives a standard and customary commission. For the year ended December 31, 2021, Ms. Burns speaking engagements resulted in gross fees of $200,000 payable to Ursula Burns, with $180,000 of such amount paid to charitable and/or educational institutions on Ms. Burns’ behalf and with the remainder paid to HWA as a customary commission.

Director Independence

Our Governing Body has determined that each of Ursula Burns, Elon Musk, Jacqueline Reses and Fawn Weaver has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company) and that each of these directors qualifies as “independent” as that term is defined under the applicable NYSE rules.

Because Messrs. Emanuel and Whitesell, Executive Holdcos and the Silver Lake Equityholders control, as a group, more than 50% of our combined voting power, we are considered a “controlled company” for the purposes of the NYSE’s rules and corporate governance standards. As a

“controlled company,” we are permitted to and elect not to comply with certain corporate governance requirements of the NYSE, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish a Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors.

Item 14. Principal Accounting Fees and Services

Fees Paid to our Independent Registered Public Accounting Firm

The following table presents aggregate fees billed to us for the years ended December 31, 2021 and 2020 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates ("Deloitte"):

Fee Category	2021	2020
Audit Fees:	$8,230,959	$8,006,777
Audit-Related Fees:	7,293,279	1,736,890
Tax fees:	197,736	304,562
All Other Fees:	-	-
Total Fees:	$15,721,974	$10,048,229

The Audit Fees listed above for 2021 were billed in connection with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, and audits of our subsidiaries. The Audit Fees listed above for 2020 were billed in connection with the audit of the annual consolidated financial statements, the reviews of the interim consolidated financial statements of Endeavor Operating Company, LLC and audit of our subsidiaries.

Audit-Related Fees listed above for 2021 and 2020 were billed for professional services related to our IPO, including in relation to our registration statement on Form S-1 and our resale registration statement on Form S-1, merger and acquisition due diligence services, and agreed-upon procedures engagements.

The Tax Fees listed above for 2021 and 2020 were billed for tax compliance and advice.

Pre-Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee pre-approve all audit services to be provided to us and all other services (review, attest and non-audit) to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services approved in accordance with applicable SEC rules.

The audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by our independent registered public accounting firm may be pre-approved. The Pre-Approval Policy generally provides that the audit committee will not engage our independent registered public accounting firm to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals. The chairperson of the audit committee, to whom the audit committee has delegated authority to make pre-approval decisions requested between meetings of the audit committee, must report any such pre-approval decisions to the audit committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the audit committee requires pre-approval for such additional services or such additional amounts. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

The above-described services provided to us by our independent registered public accounting firm prior to our becoming a public company were provided under engagements entered into prior to our adoption of our pre-approval policies and, following our IPO, in accordance with such policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) The financial statements as indicated in index set forth on page F-1.

(a)(2) Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in the consolidated financial statements or the related footnotes.

(a) (3) Exhibits:

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
1.1#	Transaction Agreement dated as of February 16, 2021, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., and the other parties named therein.	S-1/A	333-254908	1.2	04/20/2021

1.2	Amendment No. 1 to Transaction Agreement, dated as of April 19, 2021, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., and the other parties named therein	S-1/A	333-254908	1.3	04/20/2021

2.1#	Equity Purchase Agreement, dated September 27, 2021, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company LLC and Scientific Games Company	8-K	001-40373	2.1	09/28/2021

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

4.2	Description of Securities					*

10.1	First Lien Credit Agreement dated as of May 6, 2014, among WME IMG Holdings, LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, Iris Merger Sub, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, Barclays Bank PLC, as syndication agent and Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-documentation agents.	S-1	333-254908	10.1	03/31/2021

10.2	First Incremental Term Facility Amendment dated as of June 10, 2016, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Additional Term B Lenders.	S-1	333-254908	10.2	03/31/2021

10.3	Second Incremental Term Facility Amendment dated as of November 10, 2016, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Second Additional Term B Lenders.	S-1	333-254908	10.3	03/31/2021

10.4	First Refinancing Amendment, dated as of February 9, 2017, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-254908	10.4	03/31/2021

10.5	Third Incremental Term Facility Amendment, dated as of March 1, 2017, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Third Additional Term B Lenders.	S-1	333-254908	10.5	03/31/2021

10.6	Amendment No. 5, dated as of May 18, 2018 among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.6	03/31/2021

10.7	Amendment No. 6, dated as of February 18, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.7	03/31/2021

10.8	Amendment No. 7, dated as of April 2, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.8	03/31/2021

10.9	Amendment No. 8, dated as of May 13, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.9	03/31/2021

10.10#	Amendment No. 9, dated as of April 19, 2021, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1/A	333-254908	10.10	04/20/2021

10.11	First Lien Credit Agreement dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and issuing bank, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Bank USA, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and KKR Capital Markets LLC as co-documentation agents.	S-1	333-254908	10.10	03/31/2021

10.12	First Refinancing Amendment, dated as of February 21, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.11	03/31/2021

10.13	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021

10.14	First Lien Incremental Term Facility Amendment, dated as of April 25, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent and the initial First Additional Term B Lender.	S-1	333-254908	10.13	03/31/2021

10.15	Third Amendment dated as of March 26, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.14	03/31/2021

10.16	Fourth Amendment dated April 29, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.15	03/31/2021

10.17#	Fifth Amendment dated September 18, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.16	03/31/2021

10.18#	Sixth Amendment dated June 15, 2020, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1/A	333-254908	10.18	04/20/2021

10.19#	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021

10.20#	Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings Inc., and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	S-1/A	333-254908	10.19	04/20/2021

10.21#	Amendment No. 1, dated August 12, 2021 to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-40373	10.24	08/16/2021

10.22#	Form of Indemnification Agreement.	S-1/A	333-254908	10.20	04/20/2021

10.23#	Stockholders Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders named therein.	10-Q	001-40373	10.3	06/02/2021

10.24#	Registration Rights Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders party thereto.	10-Q	001-40373	10.4	06/02/2021

10.25#	Tax Receivable Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the Post-IPO TRA Holders.	10-Q	001-40373	10.5	06/02/2021

10.26	Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021.	10-Q	001-40373	10.6	06/02/2021

10.27	Amended and Restated Limited Liability Company Agreement of Endeavor Manager, LLC., dated as April 28, 2021.	10-Q	001-40373	10.7	06/02/2021

10.28^	Second Amended and Restated Limited Liability Company Agreement of Zuffa Parent, LLC, dated as of August 18, 2016.	S-1	333-254908	10.25	06/02/2021

10.29	Subscription Agreement.	10-Q	001-40373	10.8	06/02/2021

10.30+	Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.28	04/20/2021

10.31+	Form of Nonqualified Option Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.29	04/20/2021

10.32+	Form of Restricted Stock Unit Award under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.30	04/20/2021

10.33+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.31	04/20/2021

10.34+	Second Amended and Restated Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Ariel Emanuel, dated March 13, 2019.	S-1/A	333-254908	10.32	04/20/2021

10.35+	Second Amended and Restated Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Patrick Whitesell, dated March 13, 2019.	S-1/A	333-254908	10.33	04/20/2021

10.36+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated April 19, 2021.	10-Q	001-40373	10.13	06/02/2021

10.37+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated April 19, 2021.	10-Q	001-40373	10.14	06/02/2021

10.38+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021.	10-Q	001-40373	10.15	06/02/2021

10.39+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Christian Muirhead, dated April 19, 2021.	10-Q	001-40373	10.16	06/02/2021

10.40+	Restrictive Covenant Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Ariel Emanuel, dated March 13, 2019.	S-1/A	333-254908	10.39	04/20/2021

10.41+	Restrictive Covenant Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Patrick Whitesell, dated March 13, 2019.	S-1/A	333-254908	10.40	04/20/2021

10.42+	Future Incentive Units Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Ariel Emanuel and solely for purposes of Section 1 and 4, WME Iris Management Holdco II, LLC, WME Iris Management V Holdco, LLC and WME Holdco, LLC, dated March 13, 2019.	S-1/A	333-254908	10.41	04/20/2021

10.43+	Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Patrick Whitesell and solely for purposes of Section 1 and 3, WME Iris Management Holdco II, LLC, WME Iris Management V Holdco, LLC, WME Holdco and LLC, dated March 13, 2019.	S-1/A	333-254908	10.42	04/20/2021

10.44+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Jason Lublin, WME Iris Management Holdco II, LLC, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.17	06/02/2021

10.45+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Mark Shapiro, WME Iris Management Holdco, LLC, WME Iris Management Holdco II, LLC and WME Iris Management IV Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.18	06/02/2021

10.46+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Seth Krauss, WME Iris Management Holdco, LLC, WME Iris Management IV Holdco, LLC and WME Iris Management V Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.19	06/02/2021

10.47+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Christian Muirhead, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.20	06/02/2021

10.48+	Award Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated March 13, 2019, as amended.	S-1/A	333-254908	10.47	04/20/2021

10.49+	Letter Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 1, 2019.	S-1/A	333-254908	10.48	04/20/2021

10.50+	Award Agreement, by and between Zuffa Parent, LLC and Patrick Whitesell, dated November 15, 2016.	S-1/A	333-254908	10.49	04/20/2021

10.51+	Award Agreement, by and between Zuffa Parent, LLC and Patrick Whitesell, dated December 16, 2016.	S-1/A	333-254908	10.50	04/20/2021

10.52+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Jason Lublin, dated December 16, 2016.	S-1/A	333-254908	10.51	04/20/2021

10.53+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Mark Shapiro, dated December 16, 2016.	S-1/A	333-254908	10.52	04/20/2021

10.54+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Seth Krauss, dated February 6, 2017.	S-1/A	333-254908	10.53	04/20/2021

10.55+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Christian Muirhead, dated December 16, 2016.	S-1/A	333-254908	10.54	04/20/2021

10.56+	Non-Employee Director Compensation Policy.	S-1/A	333-254908	10.55	04/20/2021

10.57+	Class B Unit Award Agreement, by and between Endeavor China Direct, LLC and Grantee.	S-1/A	333-254908	10.57	04/20/2021

10.58+	Profits Interest Award Agreement, by and between WME IMG China, LP and Grantee.	S-1/A	333-254908	10.58	04/20/2021

10.59+	Time-Vesting and Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.24	06/02/2021

10.60+	Time-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.25	06/02/2021

10.61+	Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Patrick Whitesell and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.26	06/02/2021

10.62+	Zuffa Future Incentive Unit Cancellation Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.27	06/02/2021

10.63+	Future Incentive Unit Cancellation Agreement, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc. and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.28	06/02/2021

21.1	Subsidiaries of Endeavor Group Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

^Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to us if publicly disclosed.

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: March 16, 2022	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2022	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ariel Emanuel	Chief Executive Officer and Director	March 16, 2022
Ariel Emanuel	(Principal Executive Officer)

/s/ Jason Lublin	Chief Financial Officer	March 16, 2022
Jason Lublin	(Principal Financial Officer)

/s/ William Fullerton	Global Controller and Chief Accounting Officer	March 16, 2022
William Fullerton	(Principal Accounting Officer)

/s/ Egon Durban	Chairman of the Board and Director	March 16, 2022
Egon Durban

/s/ Patrick Whitesell	Executive Chairman and Director	March 16, 2022
Patrick Whitesell

/s/ Ursula Burns	Director	March 16, 2022
Ursula Burns

/s/ Stephen Evans	Director	March 16, 2022
Stephen Evans

/s/ Elon Musk	Director	March 16, 2022
Elon Musk

/s/ Jacqueline Reses	Director	March 16, 2022
Jacqueline Reses

/s/ Fawn Weaver	Director	March 16, 2022
Fawn Weaver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Endeavor Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endeavor Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable interests and shareholders’/ members’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Tax Receivable Agreement Liability– Refer to Notes 2 and 18 to the financial statements

Critical Audit Matter Description

In connection with the IPO and related transactions, the Company entered into tax receivable agreements (“TRAs”) with certain persons that held direct or indirect interests in Endeavor Operating Company, LLC (“EOC”) and Zuffa Parent, LLC prior to the IPO (“TRA Holders”). The TRAs generally provide for the payment by the Company of 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of the following attributes: (i) increases in the Company’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of EOC Units, (ii) increases in tax basis attributable to payments made under the TRAs, (iii) deductions attributable to imputed interest pursuant to the TRAs and (iv) other tax attributes (including existing tax basis) allocated to the Company post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

The determination of the TRA liability requires management to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain/loss to the Company at the time of the exchanges taking into account complex partnership tax rules).The amounts payable under the TRAs will also vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to the TRA, which may result in a valuation allowance recorded against these deferred tax assets. As the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, or other tax attributes subject to the TRA are determined to be payable, additional TRA liabilities may be considered probable at that time and recorded within the statement of operations.

Given the complexity of the calculation and the high volume of inputs used to estimate the TRA liability and the realizability of the related deferred tax assets, performing audit procedures to test the accuracy of the calculations and evaluate the reasonableness of the inputs, including management’s assessment of a valuation allowance against deferred tax assets, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists who possess significant tax regulation and tax receivable agreement calculation expertise.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, we tested the methodology and the calculations for determining the TRA liability and related deferred tax assets by:

•
Performing procedures including inquiry with management, the Company’s external tax specialists, and the review of relevant documentation to obtain an understanding of the tax receivable agreements.
•
Evaluating the reasonableness of the methods, inputs, and assumptions used by management to determine the TRA liability, including comparison to the underlying tax receivable agreements.
•
Testing the impact of partnership exchange transactions and mergers on the computation of the TRA liability.
•
Evaluating the reasonableness of the methods, inputs, and assumptions used by management to determine the deferred tax assets related to tax attributes subject to the TRA, including comparison to the underlying tax receivable agreements.
•
Evaluating management’s decision to release part of the valuation allowance against the deferred tax assets and to record additional TRA liability, primarily as a result of the sale of a controlling interest in the restricted business of Endeavor Content, which closed in January 2022, including evaluating the reasonableness of management's assessment of the significance and weighting of negative evidence and positive evidence that is objectively verifiable.
•
Testing the mathematical accuracy of the TRA liability and deferred tax asset calculations.

/s/ Deloitte & Touche LLP

New York, NY

March 16, 2022

We have served as the Company's auditor since 2014.

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,560,995	$1,008,485
Restricted cash	232,041	181,848
Accounts receivable (net of allowance for doubtful accounts of $57,102 and $67,975, respectively)	615,010	445,778
Deferred costs	255,371	234,634
Assets held for sale	885,633	—
Other current assets	204,697	194,463
Total current assets	3,753,747	2,065,208
Property and equipment, net	629,807	613,139
Operating lease right-of-use assets	373,652	386,911
Intangible assets, net	1,611,684	1,595,468
Goodwill	4,506,554	4,181,179
Investments	298,212	251,078
Other assets	260,861	540,651
Total assets	$11,434,517	$9,633,634
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS'/MEMBERS' EQUITY
Current Liabilities:
Accounts payable	$558,863	$554,260
Accrued liabilities	524,061	322,749
Current portion of long-term debt	82,022	212,971
Current portion of operating lease liabilities	59,743	58,971
Deferred revenue	651,760	606,530
Deposits received on behalf of clients	216,632	176,572
Liabilities held for sale	507,303	—
Other current liabilities	105,053	65,025
Total current liabilities	2,705,437	1,997,078
Long-term debt	5,631,714	5,712,834
Long-term operating lease liabilities	363,568	395,331
Other long-term liabilities	402,472	373,642
Total liabilities	9,103,191	8,478,885
Commitments and contingencies (Note 22)
Redeemable non-controlling interests	209,863	168,254
Redeemable equity	—	22,519
Shareholders'/Members' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 265,553,327 shares issued and outstanding as of December 31, 2021	2	—
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of December 31, 2021	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of December 31, 2021	—	—
Class X common stock, $0.00001 par value; 5,000,000,000 shares authorized; 186,222,061 shares issued and outstanding as of December 31, 2021	1	—
Class Y common stock, $0.00001 par value; 1,000,000,000 shares authorized; 238,154,296 shares issued and outstanding as of December 31, 2021	2	—
Additional paid-in capital	1,624,201	—
Accumulated deficit	(296,625)	—
Members' capital	—	468,633
Accumulated other comprehensive loss	(80,535)	(190,786)
Total Endeavor Group Holdings, Inc./Endeavor Operating Company, LLC shareholders'/members' equity	1,247,046	277,847
Nonredeemable non-controlling interests	874,417	686,129
Total shareholders'/members' equity	2,121,463	963,976
Total liabilities, redeemable interests and shareholders'/members' equity	$11,434,517	$9,633,634

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$5,077,713	$3,478,743	$4,570,970
Operating expenses:
Direct operating costs	2,597,178	1,745,275	2,323,269
Selling, general and administrative expenses	2,283,558	1,442,316	1,753,938
Insurance recoveries	(68,190)	(86,990)	-
Depreciation and amortization	282,883	310,883	280,749
Impairment charges	4,524	220,477	2,478
Total operating expenses	5,099,953	3,631,961	4,360,434
Operating (loss) income from continuing operations	(22,240)	(153,218)	210,536
Other (expense) income:
Interest expense, net	(268,677)	(284,586)	(270,944)
Loss on extinguishment of debt	(28,628)	—	—
Tax receivable agreements liability adjustment	(101,736)	—	—
Other income (expense), net	4,258	81,087	(69,226)
Loss from continuing operations before income taxes and equity losses of affiliates	(417,023)	(356,717)	(129,634)
(Benefit from) provision for income taxes	(22,277)	8,507	3,371
Loss from continuing operations before equity losses of affiliates	(394,746)	(365,224)	(133,005)
Equity losses of affiliates, net of tax	(72,733)	(260,094)	(392,656)
Loss from continuing operations, net of tax	(467,479)	(625,318)	(525,661)
Loss from discontinued operations, net of tax	—	—	(5,000)
Net loss	(467,479)	(625,318)	(530,661)
Less: Net (loss) income attributable to non-controlling interests	(139,168)	29,616	23,158
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	(31,686)	(654,934)	(553,819)
Net loss attributable to Endeavor Group Holdings, Inc.	$(296,625)	$—	$—

Basic and diluted loss per share of Class A common stock(1):	$(1.14)	N/A	N/A

Weighted-average number of common shares outstanding used in computing basic and diluted loss per share:	262,119,930	N/A	N/A
(1)
Basic and diluted loss per share of Class A common stock is applicable only for the period from May 1, 2021 through December 31, 2021, which is the period following the initial public offering (“IPO”) and the related Reorganization Transactions (as defined in Note 1 to the consolidated financial statements). See Note 15 for the calculation of the numbers of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(467,479)	$(625,318)	$(530,661)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized (losses) gains on forward foreign exchange contracts	(185)	387	1,929
Reclassification of (gains) losses to net loss for forward foreign exchange contracts	(708)	59	1,256
Unrealized gains (losses) on interest rate swaps	26,739	(90,110)	(37,634)
Reclassification of losses to net loss for interest rate swaps	30,314	22,432	276
Foreign currency translation adjustments	(909)	(2,381)	1,955
Reclassification of foreign currency translation loss to net loss for business divestiture	—	4,231	—
Total comprehensive loss, net of tax	(412,228)	(690,700)	(562,879)
Less: Comprehensive (loss) income attributable to non-controlling interests	(125,478)	29,616	23,158
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	(12,021)	(720,316)	(586,037)
Comprehensive loss attributable to Endeavor Group Holdings, Inc.	$(274,729)	$—	$—

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31, 2021
													Total Shareholders'
												Accumulated	Equity Attributable
	Redeemable									Additional		Other	to Endeavor Group	Nonredeemable	Total
	Non-controlling	Redeemable	Members'	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	Holdings, Inc./	Non-controlling	Shareholders'/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Members' Equity	Interests	Members' Equity
Balance at January 1, 2021	$168,254	$22,519	$468,633		$-		$-		$-	$-	$-	$(190,786)	$277,847	$686,129	$963,976
Comprehensive (loss) income prior to Reorganization and IPO	(4,111)	-	(31,686)	-	-	-	-	-	-	-	-	19,665	(12,021)	42,859	30,838
Equity-based compensation expense prior to Reorganization and IPO	-	-	3,444	-	-	-	-	-	-	-	-	-	3,444	7,636	11,080
Distributions prior to Reorganization and IPO	-	-	(245)	-	-	-	-	-	-	-	-	-	(245)	(8,403)	(8,648)
Accretion of redeemable non- controlling interests prior to Reorganization and IPO	(271)	-	271	-	-	-	-	-	-	-	-	-	271	-	271
Establishment of non-controlling interests prior to Reorganization and IPO	2,888	-	560	-	-	-	-	-	-	-	-	-	560	(3,448)	(2,888)
Effect of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	-	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters' option, and Private Placement, net of underwriting discounts	-	-	-	81,873,497	1	-	-	-	-	1,886,642	-	-	1,886,643	-	1,886,643
Use of proceeds, including the UFC Buyout	-	-	-	42,400,877	-	67,910,105	-	70,946,270	-	(703,342)	-	(11,955)	(715,297)	(120,386)	(835,683)
Comprehensive (loss) income subsequent to Reorganization and IPO	(6,208)	-	-	-	-	-	-	-	-	-	(296,625)	21,896	(274,729)	(158,018)	(432,747)

Equity-based compensation subsequent to Reorganization and IPO	-	-	-	-	-	-	-	-	-	278,211	-	-	278,211	286,611	564,822
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	-	-	-	3,709,429	-	(3,709,653)	-	-	-	-	-	-	-	-	-
Issuance of Class A common stock due to releases of RSUs subsequent to Reorganization and IPO	-	-	-	3,837,861	-	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	19,097	-	-	-	-	-	458	-	-	458	-	458
Contributed capital subsequent to Reorganization and IPO	5,400	-	-	-	-	-	-	-	-	-	-	-	-	150	150
Distributions subsequent to Reorganization and IPO	-	-	-	-	-	-	-	-	-	-	-	-	-	(528)	(528)
Accretion of redeemable non- controlling interests subsequent to Reorganization and IPO	36,513	-	-	-	-	-	-	-	-	(36,513)	-	-	(36,513)	-	(36,513)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,121	-	-	-	-	-	-	-	-	-	-	-	-	(2,121)	(2,121)
Reclassification to nonredeemable non-controlling interests	(452)	-	-	-	-	-	-	-	-	-	-	-	-	452	452
Non-controlling interests for sale of businesses	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,808)	(2,808)
Equity reallocation between controlling and non-controlling interests	-	-	-	-	-	-	-	-	-	(11,191)	-	-	(11,191)	11,191	-
Establishment of tax receivable agreements liability	-	-	-	-	-	-	-	-	-	(32,081)	-	-	(32,081)	-	(32,081)
Balance at December 31, 2021	$209,863	$-	$-	265,553,327	$2	186,222,061	$1	238,154,296	$2	$1,624,201	$(296,625)	$(80,535)	$1,247,046	$874,417	$2,121,463

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands)

	Redeemable Non-controlling Interests	Redeemable Equity	Members' Capital	Accumulated Other Comprehensive (Loss) Income	Total Endeavor Operating Company, LLC Members' Equity	Nonredeemable Non-controlling Interests	Total Members' Equity

Balance at January 1, 2019	$155,666	$43,693	$1,679,420	$(94,354)	$1,585,066	$1,206,264	$2,791,330
Cumulative transition adjustment of ASU 2017-11 adoption	-	-	12,175	-	12,175	27,618	39,793
Comprehensive (loss) income	(1,707)	-	(553,819)	(32,218)	(586,037)	24,865	(561,172)
Equity-based compensation expense	-	-	30,240	-	30,240	36,120	66,360
Cumulative dividends on preferred equity	-	-	(45,673)	-	(45,673)	45,673	-
Contributions	-	-	470,000	-	470,000	587	470,587
Distributions	(3,024)	-	(64,945)	-	(64,945)	(14,908)	(79,853)
Accretion of redeemable non-controlling interests	(12,090)	-	12,090	-	12,090	-	12,090
Redemption of units	-	-	(475,827)	-	(475,827)	(31,880)	(507,707)
Acquisition of non-controlling interests	(2,036)	-	(24,983)	-	(24,983)	(512,319)	(537,302)
Non-controlling interests for a sale of a business	-	-	-	1,168	1,168	(7,711)	(6,543)
Balance at December 31, 2019	$136,809	$43,693	$1,038,678	$(125,404)	$913,274	$774,309	$1,687,583
Cumulative transition adjustment of ASU 2016-13 adoption	-	-	(1,803)	-	(1,803)	-	(1,803)
Comprehensive (loss) income	(23,139)	-	(654,934)	(65,382)	(720,316)	52,755	(667,561)
Equity-based compensation expense	-	-	51,624	-	51,624	27,727	79,351
Contributions	-	-	47,656	-	47,656	-	47,656
Distributions	-	-	(14,018)	-	(14,018)	(173,625)	(187,643)
Accretion of redeemable non-controlling interests	(10,620)	-	10,620	-	10,620	-	10,620
Redemption of units	-	-	(13,861)	-	(13,861)	-	(13,861)
Establishment and acquisition of non-controlling interests	65,204	-	(3,075)	-	(3,075)	6,710	3,635
Business deconsolidation	-	-	-	-	-	(1,747)	(1,747)
Promissory note extinguishment	-	-	17,698	-	17,698	-	17,698
Put right exercises, modifications and cancellations	-	(39,388)	8,262	-	8,262	-	8,262
Reclassification to redeemable equity	-	18,214	(18,214)	-	(18,214)	-	(18,214)
Balance at December 31, 2020	$168,254	$22,519	$468,633	$(190,786)	$277,847	$686,129	$963,976

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(467,479)	$(625,318)	$(525,661)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	282,883	310,883	280,749
Amortization and write-off of original issue discount and deferred financing cost	38,979	22,732	19,844
Loss on extinguishment of debt	28,628	—	—
Amortization of content costs	584,871	38,283	243,450
Impairment charges	4,524	220,477	2,478
(Gain) loss on sale/disposal and impairment of assets	(7,662)	(12,471)	17,969
Gain on business acquisition and deconsolidation	—	(30,999)	—
Equity-based compensation expense	532,467	91,271	101,188
Change in fair value of contingent liabilities	16,204	(3,671)	3,089
Change in fair value of equity investments with and without readily determinable fair value	(14,108)	316	11,759
Change in fair value of financial instruments	36,144	(3,486)	35,175
Equity losses from affiliates	72,733	260,094	392,656
Net (benefit) provision for allowance for doubtful accounts	(7,814)	38,542	256
Net loss (gain) on foreign currency transactions	4,953	9,047	(3,269)
Distributions from affiliates	5,786	9,405	25,516
Tax receivable agreements liability adjustment	101,736	—	—
Income taxes	(73,755)	(13,401)	(48,466)
Other, net	(1,343)	2,225	6,187
Changes in operating assets and liabilities - net of acquisitions:
(Increase)/decrease in receivables	(351,585)	313,989	(41,893)
(Increase)/decrease in other current assets	(90,196)	59,041	22,208
Increase in other assets	(800,944)	(268,918)	(172,914)
(Increase)/decrease in deferred costs	(18,108)	80,984	(21,421)
Increase/(decrease) in deferred revenue	115,177	(43,252)	(30,621)
Increase/(decrease) in accounts payable and accrued liabilities	215,794	(87,489)	46,082
Increase/(decrease) in other liabilities	125,714	(207,066)	33,542
Net cash provided by operating activities from continuing operations	333,599	161,218	397,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(436,372)	(317,929)	(5,396)
Purchases of property and equipment	(99,802)	(71,651)	(135,436)
Proceeds from sale of assets	21,993	113,026	210,253
Investments in affiliates	(154,104)	(37,644)	(27,109)
Other, net	9,205	(1,594)	3,771
Net cash (used in) provided by investing activities from continuing operations	(659,080)	(315,792)	46,083
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,052,703	1,218,270	973,051
Payments on borrowings	(1,087,393)	(568,733)	(581,749)
Payments under equity buyback	—	—	(44,014)
Contributions	5,550	—	470,587
Distributions	(9,175)	(123,173)	(120,975)
Redemption of units	(40,320)	(53,856)	(512,701)
Exercise of stock options	458	—	—
Proceeds from equity offering, net of underwriting discounts and offering expenses	1,886,643	—	—
Acquisition of non-controlling interests	(835,683)	—	(537,689)
Payments of contingent consideration related to acquisitions	(2,219)	(2,320)	(71,392)
Other, net	(10,389)	(16,199)	(3,258)
Net cash provided by (used in) financing activities from continuing operations	960,175	453,989	(428,140)
Less: Discontinued operations net cash used in operating activities	—	—	(5,000)
Less: Cash, cash equivalents and restricted cash classified within assets held for sale	(28,736)	—	—

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,255)	4,845	(5,709)
Increase in cash, cash equivalents and restricted cash	602,703	304,260	5,137
Cash, cash equivalents and restricted cash at beginning of year	1,190,333	886,073	880,936
Cash, cash equivalents and restricted cash at end of year	$1,793,036	$1,190,333	$886,073

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

Reorganization Transactions

Prior to the closing of the IPO, a series of reorganization transactions was completed. Subsequent to the closing of the IPO, several new and current investors purchased in the aggregate 75,584,747 shares of Class A common stock at a price per share of $24.00. Then, through a series of transactions, EOC acquired the equity interests of the minority unitholders of Zuffa, which owns and operates the Ultimate Fighting Championship. This resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa. See Note 13 for additional information regarding the Reorganization Transactions.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting financial information.

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries and other subsidiaries in which a controlling voting interest is maintained, which is typically present when the Company owns a majority of the voting interest in an entity and the non-controlling interests do not hold any substantive participating rights. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. All intercompany transactions and balances have been eliminated. Non-controlling interest in subsidiaries are reported as a component of equity or temporary equity in the consolidated balance sheets with disclosure of the net income (loss) and comprehensive income (loss) attributable to the Company and the non-controlling interests on the consolidated statements of operations and the consolidated statements of comprehensive income (loss). The equity method of accounting is used for investments in affiliates and joint ventures where the Company has significant influence over operating and financial policies but not control. Investments in which the Company does not have significant influence over operating and financial policies are accounted for either at fair value if the fair value is readily determinable or at cost, less impairment, adjusted for subsequent observable price changes if the fair value is not readily determinable.

Reclassification

Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. These reclassifications did not impact any prior amounts of net income (loss) or cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying disclosures.

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, allowance for doubtful accounts, content cost amortization and impairment, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible assets and long-lived assets for impairment, consolidation, investments, redeemable non-controlling interests, the fair value of equity-based compensation, tax receivable agreements liability, income taxes and contingencies.

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

Revenue Recognition

The Company’s Owned Sports Properties segment primarily generates revenue via media rights fees, sponsorships, ticket sales, subscriptions, license fees and pay-per-view. The Company’s Events, Experiences & Rights segment primarily generates revenue from media rights sales, production service and studio fees, sponsorships, ticket sales, subscriptions, streaming fees, tuition, profit sharing and commissions. The Company’s Representation segment primarily generates revenue through commissions, packaging fees, marketing and consulting fees, production fees and content licensing fees.

In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts which have more than one performance obligation, the total transaction price, which includes the estimated amount of variable consideration, is allocated based on observable prices or, if standalone selling prices are not readily observable, based on management’s estimate of each performance obligation’s standalone selling price. The variable consideration contained in the Company’s contracts includes sales or usage-based royalties earned on licensing the Company’s intellectual property and commissions earned on sales or usage-based royalties related to representing its clients, which are recognized in accordance with the sales or usage-based royalty exception under ASC 606. The variability related to these royalties will be resolved in the periods when the licensee generates sales or usage related to the intellectual property license. For the Company’s contracts that do not include licensing of intellectual property, the Company either estimates the variable consideration, subject to the constraint, or is using the variable consideration allocation exception if applicable. The following are the Company’s primary sources of revenue.

Representation

The Company earns commissions on its clients’ earnings from their engagements. As part of the client representation business, the Company represents, supports and advocates for its clients in the sourcing, negotiating, and execution of income generating engagements. The Company’s clients include actors, writers, directors, producers, athletes, models, photographers, musicians and other creative professionals.

The Company’s promise, as well as its performance obligation, under the Company’s representation arrangements is to achieve a successful engagement for its clients, which is fulfilled when its clients perform in accordance with the terms of their respective engagements. Accordingly, the Company recognizes commission revenue when a client achieves a successful engagement, as this is when a client also obtains control of the representation service.

The Company’s clients may receive a fixed fee for their services or receive a combination of a fixed fee and the potential to earn a back-end profit participation. Such back-end profit participation is generally based on the net profitability from the sales or usage of the intellectual property (e.g., an episodic television series or feature film) in which clients have played a role. The commission the Company receives is calculated based upon the fixed commission rate agreed-upon with the client applied to the client’s earnings successfully achieved for each respective engagement. With respect to arrangements involving a client’s back-end profit participation, the client’s back-end profit participation and, in turn, the Company’s commission is directly tied to the sales or usage of the intellectual property involving its client. Commission revenue from a client’s back-end participation is recognized during the period the profit participation is generated in accordance with the sales and usage-based royalty exception for licenses of intellectual property under ASC 606.

The Company earns packaging revenue by playing an integral role in arranging the key creative elements and sale of a program that will be exhibited on broadcast, cable, streaming, video-on-demand or similar platforms. In a package, the Company receives payment directly from the studio for representing the project, and the Company foregoes rights to commission from its represented clients on such project. The Company’s fee in a package typically involves (i) a percentage commission on the initial network license fees for each of the episodes produced in a show that is licensed and broadcast and (ii) a profit participation right equal to a percentage of a contractually defined profitability measure. The commission on the initial network license fee is often subject to a fixed dollar cap per episode. The back-end profit participation is a form of contingent compensation payable out of profits (if any) generated by the packaged program.

The Company’s promise, as well as its performance obligation, under packaging arrangements is the successful execution of the project, which is fulfilled when the studio transfers control of each episode of a packaged program to the network. Accordingly, the Company recognizes its commission on the initial network license fee when its customer achieves a successful execution of the project as this is the point in time the Company’s customer obtains control of its service. Commission revenue from participation in back-end profits is directly tied to the sales or usage of the intellectual property licensed by the Company’s customer. Such back-end profit participation is recognized in the period the profit participation is generated in accordance with the sales and usage-based royalty exception for licenses of intellectual property (based on either statements received or management’s estimate if statements are received on a lag).

Content Development

Revenue from production services and studio fees for the production and licensing of original content, including television properties, documentaries and films, is recognized when the content becomes available for exploitation and has been accepted by the customer. Revenue from production services of live entertainment and sporting events is recognized at the time of the event on a per event basis. Revenue from production services of editorial video content is recognized when the content is delivered to and accepted by the customer and the license period begins. Revenue for license fees that include a royalty is recognized in the period the royalty is generated in accordance with the sales and usage-based royalty exception for licenses of functional intellectual property. Customers for the Company’s production services include broadcast networks, sports federations, independent content producers, and over-the-top streaming service providers among others.

Revenue from concept development and advisory services to independent production companies is recognized over the period the services are performed.

Content Distribution and Sales

The Company is an independent global distributor of sports programming and possesses relationships with a wide variety of broadcasters and media partners around the world. The Company sells media rights globally on behalf of its clients as well as its owned assets, including Ultimate Fighting Championship (“UFC”), Professional Bull Riders (“PBR”) and Miss Universe. For sales of media and broadcast rights for live entertainment and sporting event programming on behalf of clients, the Company has both arrangements in which it is acting as a principal (full rights buy-out model) as well as an agent (commission model).

•
Full rights buy-out model: For media rights sales in which the Company is acting as a principal, the Company generally will enter into an agreement with the underlying media rights owner to license the media rights prior to negotiating license arrangements with customers, primarily broadcasters and other media distributors. Upon licensing the media rights from the rights owner, the Company obtains control of the rights and has the ability to obtain substantially all the remaining economic benefits of the rights. The Company is also obligated to pay the media rights owner the licensee fee regardless of the Company’s ability to monetize the rights. The Company has discretion in negotiating licensee fees with customers and it retains customer credit risk. The Company recognizes the customer license fees as revenue and the consideration paid to the rights holders for the acquisition of the rights as a direct operating cost. The satisfaction of the performance obligation depends on the number and timing of events delivered and is satisfied when the events take place.
•
Commission model: For media rights sales in which the Company does not obtain control of the underlying rights, the Company earns a commission equal to a stated percentage of the license fees for the rights distributed. As the Company does not obtain control of the underlying media rights, the Company recognizes the sales commission as revenue. The Company’s performance obligation generally includes distributing the live video feed and revenue is typically recognized on an event basis

For owned assets, the Company enters into media rights agreements with broadcasters and other distributors for the airing of certain programming rights the Company produces. The Company’s media rights agreements are generally for multiple years, include a specified amount of programming (both number of events and duration) and contain fixed annual rights fees. The programming under these arrangements can include several performance obligations for each contract year such as media rights for live event programming, episodic programming, taped programming archives and sponsorship rights at the underlying events. The Company allocates the transaction price across performance obligations based on management’s estimate of the standalone selling price of each performance obligation. License fees from media rights are recognized when the event or program has been delivered and is available for exploitation. The transaction price for live entertainment and sporting event programming rights is generally based on a fixed license fee. Revenue from pay-per-view programming from owned live sporting events is recorded when the event is aired and is based upon an initial estimate from certain pay-per-view distributors of the number of buys achieved. Pay-per-view programming is distributed through cable, satellite and digital providers to residential and commercial establishments.

Commission revenue from distribution and sales arrangements for television properties, documentaries and films of independent production companies is recognized when the underlying content becomes available for view or telecast and has been accepted by the customer.

Events

The Company earns fees from events that it controls in addition to providing event related services to events controlled by third parties. The Company generates revenue primarily through ticket sales and participation entry fees, hospitality and sponsorship sales, and management fees each of which may represent a distinct performance obligation or may be bundled into an experience package. The Company allocates the transaction price to all performance obligations contained within an arrangement based upon their relative stand-alone selling price.

For controlled events (owned or licensed), revenue is generally recognized for each performance obligation over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the particular revenue source. Advance ticket sales, participation entry fees and hospitality sales are recorded as deferred revenue pending the event date. Sponsorship income is recognized over the term of the associated event, or events, to which the sponsorship is associated. Revenue from merchandise sales and concessions is recognized when the products are delivered which is generally at point of sale during the event. Where third party vendors provide merchandise sales and concessions for owned events and the Company receives a profit participation on such sales, the Company recognizes the profit participation as revenue.

The Company’s bundled experience packages may include individual and package sale of tickets, travel, experiential hospitality, amenities and transportation. For these experience packages, the Company recognizes revenue at the event date when all of the package components have been delivered to the customer. The Company defers the revenue and cost of revenue on experience packages until the date of the event.

For services related to third-party controlled events, the Company’s customer is the third-party event owner. The Company earns fixed and/or variable commission revenue for ticket sales, collection of participation entry fees, hospitality sales or sponsorship sales on behalf of an event owner. For these arrangements, the Company recognizes as revenue the stated percentage of commissions due from the event owner (i.e. not the gross ticket sales/earnings from the event itself) as sales are completed, as the Company is acting as an agent of the event owner. The Company also provides event management services to assist third party event owners with producing certain live events, including managing hospitality and sponsorships. The Company earns fixed fees and/or variable profit participation commissions for event management services, and generally recognizes such revenue under the series guidance over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the service. For event management services, the Company may process payments to third party vendors on behalf of the event owner. The Company accounts for the pass-through of such third-party vendor payments either on a gross or net basis depending on whether the Company obtains control of the third -party vendor’s services.

Marketing

The Company provides marketing and consultancy services to brands with expertise in brand strategy, activation, sponsorships, endorsements, creative development and design, digital and original content, public relations, live events, branded impact and B2B services. Marketing revenue is either recognized over time, based on the number of labor hours incurred, costs incurred or time elapsed based on the Company’s historical practice of transferring similar services to customers, or at a point in time for live event activation engagements. Consulting fees are typically recognized over time, based on the number of labor hours incurred.

Licensing

Licensing revenue is generated from royalties or commissions from sales of licensed merchandise by the licensee. The nature of the licensing arrangements is typically for logos, trade names, trademarks and related forms of symbolic intellectual property to include in merchandise sales. Certain of the licensing agreements contain minimum guaranteed fees that are recoupable during the term of the agreement, and variable royalties after the minimum is recouped. The Company recognizes revenue for the fixed consideration over time based on the terms of the arrangement. Variable revenue is recognized during the period the royalty or commission is generated, following the royalty exception for licenses of symbolic intellectual property, based on either statements received or management’s best estimates if statements are received on a lag.

Endeavor Streaming

Through Endeavor Streaming, the Company offers digital streaming video solutions. The Company’s digital streaming video solutions represent a single performance obligation recognized over time under the series guidance. Revenue is generally recognized upon delivery of the offering to the consumer or over the course of an over-the-top distribution platform subscription agreement term. Revenues from subscription services based on usage, such as data volume, are generally recognized as services are utilized by the customer.

Performance

The Company owns performance facilities used to train and educate athletes. Revenue derived from performance operations is primarily related to membership fees and tuition-based fees (including room and board), which are generally received in advance of the academic year and recorded as deferred revenue. Revenue is recognized ratably over the period of the athletes' membership or attendance at a facility, as the services provided are substantially the same throughout the service period.

The Company also provides recruiting and admissions services to high school students and colleges for which the Company earns membership fees. Such fees are either paid upon enrollment or received in monthly installments typically over a 12-month period. Revenue is recognized as services are performed during the term of the contract, which generally ends when a student graduates from high school.

Principal versus Agent

The Company enters into many arrangements that requires the Company to determine whether it is acting as a principal or an agent. This determination involves judgment and requires evaluation as to whether the Company controls the goods or services before they are transferred to the customer. As part of this analysis, the Company considers if it is primarily responsible for fulfillment and acceptability of the goods or services, if it has the inventory risk before or after the transfer to the customer, and if the Company has discretion in establishing prices.

Direct Operating Costs

Direct operating costs primarily include third-party expenses associated with the production of events and experiences, content production costs, operations of the Company’s training and education facilities and fees for media rights, including required payments related to media sales agency contracts when minimum sales guarantees are not met.

Selling, General, and Administrative

Selling, general and administrative expenses primarily include personnel costs as well as rent, professional service costs and other overhead required to support the Company’s operations and corporate structure.

Insurance Recoveries

The Company maintains events cancellation insurance coverage. Upon the cancellation of an event, the associated deferred event costs are recognized in direct operating costs. An insurance recovery is accrued when it is deemed probable an associated insurance claim will cover such costs, under a loss recovery model. The portion of an insurance claim in excess of costs incurred is recognized upon approval of the claim or upon settlement, under a gain contingency model.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts and highly liquid money market accounts with original maturities of three months or less at the time of purchase.

Restricted Cash

Restricted cash primarily includes cash held in trust on behalf of clients, which has a corresponding liability called deposits received on behalf of clients in the consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with various major banks and other high-quality financial institutions. The Company periodically evaluates the relative credit standings of these banks and financial institutions. The Company’s accounts receivable are typically unsecured and concentrations of credit risk with respect to accounts receivable are limited due to the large number of individuals and entities comprising the Company’s client base.

As of December 31, 2021 and 2020, no single customer accounted for 10% or more of the Company’s accounts receivable. For the years ended December 31, 2021, 2020 and 2019, there was one customer who accounted for more than 10% of the Company’s revenue.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable are presented net of an allowance for doubtful accounts, which is an estimate of expected losses. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of significant customers based on known delinquent activity or disputes and ongoing credit evaluations in addition to evaluating the historical loss rate on the pool of receivables. Accounts receivable includes unbilled receivables, which are established when revenue is recognized, but due to contractual restraints over the timing of invoicing, the Company does not have the right to invoice the customer by the balance sheet date.

Deferred Costs

Deferred costs principally relate to payments made to third-party vendors in advance of events taking place, including ticket inventory, upfront contractual payments and prepayments on media and licensing rights fees and advancements for content production or overhead costs. These costs are recognized when the event takes place or over the respective period of the media and licensing rights.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is charged against income over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of property and equipment are as follows:

Buildings	35-40 years
Leasehold improvements	Lesser of useful life or lease term
Furniture, fixtures, office and other equipment	2-28.5 years
Production equipment	3-7 years
Computer hardware and software	2-5 years

Costs of normal repairs and maintenance are charged to expense as incurred.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”) using a modified retrospective transition approach. The Company elected to use the package of practical expedients that allows the Company not to reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. In addition, the Company elected to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component and elected not to apply the recognition requirements of ASC 842 to short-term leases to all classes of underlying assets.

The Company determines whether a contract contains a lease at contract inception. The right-of-use asset and lease liability are measured at the present value of the future minimum lease payments, with the right-of-use asset being subject to adjustments such as initial direct costs, prepaid lease payments and lease incentives. Due to the rate implicit in each lease not being readily determinable, the Company uses its incremental collateralized borrowing rate to determine the present value of the lease payments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized as incurred.

Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses, including management’s estimation of the fair value of any contingent consideration, is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. The Company has the option to perform a qualitative assessment to determine if an impairment is “more likely than not” to have occurred. If the Company can support the conclusion that the fair value of a reporting unit is greater than its carrying amount under the qualitative assessment, the Company would not need to perform the quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the Company must perform the quantitative impairment test. During the fourth quarter of 2019, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step 2 from the goodwill impairment test. Under ASU 2017-04, the Company now performs a one-step quantitative test and records the amount of goodwill impairment, if any, as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Charges resulting from an impairment test are recorded in impairment charges in the consolidated statements of operations.

Intangible Assets

Intangible assets consist primarily of trade names and customer and client relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of finite-lived intangible assets are as follows:

Trade names	2-20 years
Customers and client relationships	2-22 years
Internally developed technology	2-9 years
Other	2-19 years

For intangible assets that are amortized, the Company evaluates assets for recoverability when there is an indication of potential impairment or when the useful lives are no longer appropriate. If the undiscounted cash flows from a group of assets being evaluated is less than the carrying value of that group of assets, the fair value of the asset group is determined and the carrying value of the asset group is written down to fair value and an impairment loss is recognized for the difference between the fair value and carrying value, which is recorded in impairment charges in the consolidated statements of operations.

Identifiable indefinite-lived intangible assets are tested annually for impairment as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of an indefinite-lived intangible may not be recoverable. The Company has the option to perform a qualitative assessment to determine if an impairment is “more likely than not” to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset has a carrying amount that “more likely than not” exceeds its fair value. The Company must then conduct a quantitative analysis if the Company (1) determines that such an impairment is “more likely than not” to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess and is recorded in impairment charges in the consolidated statements of operations.

Investments

For equity method investments, the Company periodically reviews the carrying value of its investments to determine if there has been an other-than-temporary decline in fair value below carrying value. For equity investments without readily determinable fair value, the Company performs a qualitative assessment at each reporting period. A variety of factors are considered when determining if an impairment exists, including, among others, the financial condition and business prospects of the investee, as well as the Company’s investment intent.

Content Costs

Effective July 1, 2019, the Company early adopted FASB Accounting Standards Update (“ASU”) 2019-02, Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials (“ASU 2019-02”) on a prospective basis. The adoption of ASU 2019-02 resulted in no material impacts to the consolidated balance sheet or consolidated statement of operations. The standard, among other things, aligns the capitalization and impairment of qualifying costs for episodic television production with that of film costs.

The Company incurs costs to produce and distribute film and television content, which are either monetized on a title-by-title basis or as a group through subscriptions from customers. These costs include development costs, direct costs of production as well as allocations of overhead and capitalized interest, where applicable. The Company capitalizes these costs and includes them in other assets in the consolidated balance sheet. Participations and residuals are expensed in line with the amortization of production costs. Of the Company’s content costs, most are predominantly monetized on a title-by-title basis. Depending on the predominant monetization strategy, content costs are amortized over the estimated period of ultimate revenue subject to an individual-film-forecast model or over the estimated usage of the film group. Such amortization is recorded in direct operating expenses in the consolidated statements of operations. Unamortized content costs are also tested for impairment based on the predominant monetization strategy whenever there is an impairment indication, as a result of certain triggering events or changes in circumstances, that the fair value of the individual film and television content or collectively with others as a film group may be less than its unamortized costs. The impairment test compares the estimated fair value of the individual film and television content or collectively with others as a film group to the carrying value of the unamortized content costs. Where the unamortized content costs exceed the fair value, the excess is recorded as an impairment charge in the consolidated statements of operations.

For content costs that are predominantly monetized on a title-by-title basis, estimates of ultimate revenue for feature films includes revenue for up to 10 years from the date of a film’s initial release and for episodic television series includes revenue up to 10 years from the delivery of the first episode or five years from the most recent episode if still in production, whichever is later. Generally, such content costs are substantially amortized upon delivery because the associated license agreements with customers are generally exclusive and extend to multiple years. The Company’s estimates of ultimate revenue are based on industry and Company specific trends as well as the historical performance of similar content. For content costs that are predominantly monetized with other films or episodic television series as a film group, the estimated useful life is generally three years and is determined using viewership data. Such costs are amortized on a straight-line basis. These estimates are reviewed at the end of each reporting period and adjustments, if any, will result in changes to amortization rates.

Debt Issuance Costs

Costs incurred in connection with the issuance of the Company’s long-term debt have been recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. Costs incurred with the issuance of the Company’s revolving credit facilities have been deferred and amortized over the term of the facilities as a component of interest expense using the straight-line method. These deferred costs are included in other assets in the consolidated balance sheets.

Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. Fair value measurements are categorized within a fair value hierarchy, which is comprised of three categories. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deposits received on behalf of clients approximate fair value because of the immediate or short-term maturities of these financial instruments.

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets, indefinite-lived intangible assets and goodwill. These assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment (Note 8 and Note 9). The resulting fair value measurements of the assets are considered to be Level 3 measurements.

Non-controlling Interests

Non-controlling interests in consolidated subsidiaries represent the component of equity in consolidated subsidiaries held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

Non-controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non-controlling interests. Redeemable non-controlling interests are considered to be temporary equity and are reported in the mezzanine section between total liabilities and members’ equity in the consolidated balance sheets. Redeemable non-controlling interests are recorded at the greater of carrying value, which is adjusted for the non-controlling interests’ share of net income or loss, or estimated redemption value at each reporting period. If the carrying value, after the income or loss attribution, is below the estimated redemption value at each reporting period, the Company remeasures the redeemable non-controlling interests to its redemption value.

Equity-Based Compensation

Equity-based compensation is accounted for in accordance with ASC Topic 718-10, Compensation-Stock Compensation. The Company records compensation costs related to its incentive awards. Equity-based compensation cost is measured at the grant date based on the fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The performance-based awards with a performance condition are expensed when the achievement of performance conditions are probable. The total expense recognized over the vesting period will only be for those awards that ultimately vest. Compensation cost for performance-based awards with a market condition is recognized regardless of the number of units that vest based on the market condition and is recognized on straight-line basis over the estimated service period, with each tranche separately measured. Compensation expense is not reversed even if the market condition is not satisfied. See Note 16 for further discussion of the Company’s equity-based compensation.

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

Income Taxes

The Company was incorporated as a Delaware corporation in January 2019. It was formed as a holding company for the purpose of completing an IPO and other related transactions. As the sole managing member of Endeavor Manager, which is the sole managing member of EOC, EGH operates and controls all the business and affairs of EOC, and through EOC and its subsidiaries, conducts the Company’s business. EGH is subject to corporate income tax on its share of taxable income or loss of EOC derived through Endeavor Manager. EOC is treated as a partnership for U.S. federal income tax purposes and is therefore not subject to U.S. corporate income tax. The Company’s U.S. and foreign corporate subsidiaries are subject to entity-level taxes. The Company also is subject to entity- level income taxes in certain U.S. state and local jurisdictions.

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant factors considered by the Company in estimating the probability of the realization of deferred tax assets include expectations of future earnings and taxable income, as well as the application of tax laws in the jurisdictions in which the Company operates. A valuation allowance is provided when the Company determines that it is “more likely than not” that a portion of a deferred tax asset will not be realized.

ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is “more likely than not” to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets.

Tax Receivable Agreements Liability

Generally, we are required under the tax receivable agreements to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreements. The timing and amount of aggregate payments due under the tax receivable agreements are contingent upon the taxable income the Company generates each year and the tax rate then applicable. The Company recognizes obligations under the tax receivable agreements after concluding that it is probable that the Company would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from the Company’s estimates, which could impact the timing of payments under the tax receivable agreements.

Derivative Instruments and Hedging Activities

Derivative financial instruments are used by the Company in the management of its foreign currency exposures and interest rate risks. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts to hedge its foreign currency exposure on future production expenses denominated in various foreign currencies as well as to economically hedge certain of its foreign currency risks. In addition, the Company enters into interest rate swaps to hedge certain of its interest rate risks. The Company evaluates whether its derivative financial instruments qualify for hedge accounting at the inception of the contract. The fair value of the derivative financial instrument is recorded in the consolidated balance sheets. Changes in the fair value of the derivative financial instruments that are designated for hedge accounting are reflected in accumulated other comprehensive income (loss), a separate component of members’ equity, and changes in the fair value of the derivative financial instruments that are not designated for hedge accounting are reflected in the consolidated statements of operations. Gains and losses reflected in accumulated other comprehensive income (loss) for production expenses are amortized to the consolidated statements of operations on the same basis as the production expenses being hedged and for interest rate swaps are recognized in interest expense on settlement.

Foreign Currency

The Company has operations outside of the United States. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenue, expenses and cash flows. For these countries, currency translation adjustments are recognized in members’ equity as a component of accumulated other comprehensive income (loss), whereas transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations. The Company recognized $17.2 million, $2.1 million and $4.2 million of realized and unrealized foreign currency transaction losses for the years ended December 31, 2021, 2020 and 2019, respectively.

3.
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides guidance to help improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect on subsequent revenue recognized by the acquirer. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance on December 1, 2021 and retrospectively applied the standard on an acquisition-by-acquisition basis to all material business combinations that have taken place since January 1, 2021. As part of the adoption, the Company recognized $21.1 million of additional goodwill and deferred revenue related to the Company's 2021 acquisitions.

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815 (“ASU 2020-01”). ASU 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. This ASU was effective for annual and interim reporting periods beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021 with no material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The update removes certain exceptions to the general principles in Topic 740 and simplifies accounting for income taxes in certain areas of Topic 740 by clarifying and amending existing guidance. This ASU was effective for annual and interim reporting periods beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021 with no material impact on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. ASU 2018-17 was effective for annual and interim reporting periods beginning after December 15, 2019 for public entities. The Company adopted this guidance on January 1, 2020 with no material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirement for Fair Value Measurement (“ASU 2018-13”). The update eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 was effective for annual and interim periods beginning after December 15, 2019 for all companies. The Company adopted this guidance on January 1, 2020 with no material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and subsequent amendment to the initial guidance: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (collectively, Topic 326). Topic 326 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts, and will generally result in earlier recognition of allowances for losses. Topic 326 was effective for annual and interim reporting periods beginning after December 15, 2019. The guidance was to be applied using the modified retrospective approach. The Company adopted this guidance on January 1, 2020 and recorded a cumulative transition adjustment to retained earnings of $1.8 million.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU addresses issues identified as a result of the complexity associated with applying U.S. generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of this update through December 31, 2022. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

5.
ACQUISITIONS AND DECONSOLIDATION

2021 ACQUISITIONS

FlightScope, Next College Student Athlete, Mailman and Diamond Baseball Holdings

In April 2021, the Company acquired the issued and outstanding equity interests of EDH Tennis Limited, the holding company of FlightScope Services sp. z o.o., comprising the services business of FlightScope (collectively, “FlightScope”). FlightScope is a data collection, audio-visual production and tracking technology specialist for golf and tennis events. In June 2021, the Company acquired the Path-to-College business of Reigning Champs, LLC, whose primary business is Next College Student Athlete (collectively, with the other acquired Path-to-College businesses, “NCSA”). NCSA consists of companies that offer recruiting and admissions services and related software products to high school student athletes, as well as college athletic departments and admissions officers. In July 2021, the Company acquired 100% of the equity interests of Wishstar Enterprises Limited, the holding company of multiple entities (collectively, "Mailman"). Mailman is a digital sports agency and consultancy serving global sports properties. In December 2021, the Company acquired six Professional Development League Clubs (the "PDL Clubs"), which such clubs are being operated under the Diamond Baseball Holdings ("DBH") umbrella. DBH will support the PDL Clubs' commercial activities, content strategy and media rights. The combined aggregate purchase price for these acquisitions was $470.4 million.

The Company incurred $10.7 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for FlightScope and NCSA was assigned to the Events, Experiences & Rights segment, the goodwill for Mailman was assigned to the Representation and Events, Experiences & Rights segments, and the goodwill for DBH was assigned to the Owned Sports Properties segment. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for FlightScope, NCSA, Mailman, and DBH is 4.4, 5.2, 7.6, and 18.2 years, respectively.

The results of FlightScope, NCSA, Mailman and DBH have been included in the consolidated financial statements since the dates of acquisition. For the year ended December 31, 2021, FlightScope’s, NCSA’s, Mailman's and DBH's consolidated revenue and net loss included in the consolidated statement of operations from the acquisition dates were $105.4 million and $0.5 million, respectively.

Preliminary Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	FlightScope	NCSA	Mailman	DBH
Cash and cash equivalents	$1,042	$3,655	$16,598	$1,133
Accounts receivable	475	5,619	11,292	1,027
Deferred costs	94	1,096	476	—
Other current assets	1,640	10,238	1,713	1,565
Property and equipment	1,089	2,804	585	5,454
Right of use assets	1,272	4,951	359	37,087
Investments	—	—	1,239	—
Other assets	1,056	5,472	1,017	942
Intangible assets:
Trade names	—	21,100	800	—
Customer relationships	2,700	10,000	12,400	8,540
Internally developed software	15,400	37,100	—	—
Other	—	—	—	97,410
Goodwill	33,550	214,106	23,074	67,010
Accounts payable and accrued expenses	(806)	(20,855)	(16,255)	(2,145)
Other current liabilities	(187)	(10,318)	(1,606)	(171)
Debt	—	—	(4,338)	(250)
Operating lease liability	(1,272)	(4,951)	(359)	(31,487)
Deferred revenue	(631)	(51,617)	(972)	(4,720)
Other liabilities	(4,334)	(31,603)	(3,149)	(1,754)
Net assets acquired	$51,088	$196,797	$42,874	$179,641

The estimated fair value of assets acquired and liabilities assumed are preliminary and subject to change as we finalize purchase price allocations, which is expected within one year of the respective acquisitions.

In January 2022, the Company acquired four additional Clubs for approximately $64.2 million. Considering the proximity of the closing of the acquisition, additional disclosures required under ASC Topic 805 will be provided in the Company's next quarterly interim statements.

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

2019 ACQUISITIONS

The Company completed two acquisitions during 2019 for a total purchase price of $18.6 million. The Company recorded $22.4 million of goodwill and intangible assets, of which the weighted average useful life ranges from 2.0 to 13.0 years. These acquisitions were not material in the aggregate.

6. HELD FOR SALE

In February 2021, the Company signed a new franchise agreement and side letter (the “Franchise Agreements”) directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”). These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. See Note 22 for additional information regarding the Franchise Agreements. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities are reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The restricted Endeavor Content business is included in the Company's Representation segment. The major classes of assets and liabilities held for sale, respectively, in the consolidated balance as of December 31, 2021, were as follows (in thousands):

Cash and cash equivalents	$27,283
Restricted cash	1,452
Accounts receivable	205,760
Other current assets	69,906
Property and equipment	1,879
Operating lease right-of-use assets	18,304
Goodwill	10,812
Investments	25,329
Other assets	524,908
Total assets held for sale	$885,633
Accounts payable and accrued expenses	$54,837
Deposits received on behalf of clients	424
Deferred revenue	129,612
Other current liabilities	399
Debt	241,999
Operating lease liabilities	24,224
Other long-term liabilities	55,808
Total liabilities related to assets held for sale	$507,303

The sale of the restricted business of Endeavor Content closed in January 2022 and the Company's 20% retained interest will be reflected as an equity method investment beginning in the first quarter of 2022. The Company's proceeds of approximately $666 million and the resulting gain will be recorded in the first quarter of 2022.

7. SUPPLEMENTARY DATA

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$117,713	$116,723
Buildings and improvements	484,288	476,959
Furniture and fixtures	163,427	150,217
Office, computer, production and other equipment	104,878	104,550
Computer software	138,081	114,247
Construction in progress	65,364	12,753
	1,073,751	975,449
Less: accumulated depreciation	(443,944)	(362,310)
Total property and equipment, net	$629,807	$613,139

Depreciation of property and equipment, including amortization of leasehold improvements, was $91.7 million, $85.4 million and $71.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Content Costs

The following table presents the Company’s unamortized content costs, including the components of content costs predominantly monetized on a title-by-title basis and as a film group (in thousands):

	December 31,
	2021	2020
Licensed program rights, net of accumulated amortization	$18,624	$19,793
Produced programming:
Released, net of accumulated amortization	4,615	4,806
In production	6,306	314,214
In development	—	37,392
Total content costs	$29,545	$376,205

Content cost monetized on a title-by-title basis	$4,144	$358,207
Content cost monetized as a film group	25,401	17,998
Total content costs	$29,545	$376,205

Amortization of content costs was $584.9 million, $38.3 million and $243.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, which has been recorded in direct operating costs in the consolidated statements of operations. For the year ended December 31, 2021, $574.0 million was monetized on a title-by-title basis and $10.9 million was monetized as a film group. Of the $38.3 million for the year ended December 31, 2020, $26.7 million was monetized on a title-by-title basis and $11.6 million was monetized as a film group. Post adoption of ASU 2019-02, the Company recorded amortization of content costs of $231.9 million for the six months ended December 31, 2019, of which $229.0 million was monetized on a title-by-title basis and $2.9 million was monetized as a film group.

As of December 31, 2021, $2.3 million, $1.6 million and $0.7 million of the $4.6 million unamortized costs of the produced programming that has been released is expected to be amortized in each of the next three years.

As of December 31, 2021, the Company also had $442.8 million of content assets, which were classified within assets held for sale.

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,
	2021	2020
Accrued operating expenses	$302,024	$155,142
Payroll, bonuses and benefits	162,688	100,630
Other	59,349	66,977
Total accrued liabilities	$524,061	$322,749

Valuation and Qualifying Accounts

The following table sets forth information about the Company's valuation and qualifying accounts (in thousands):

	Balance at	ASU	Additions/Charged				Balance at
	Beginning	2016-13	(Credited) to Costs		Foreign	Assets Held	End of
	of Year	Adoption	and Expenses	Deductions	Exchange	for Sale	Year
Allowance for doubtful accounts
Year Ended December 31, 2021	$67,975	$-	$6,384	$(14,198)	$(603)	$(2,456)	$57,102
Year Ended December 31, 2020	$32,139	$1,803	$44,547	$(11,528)	$1,014	$-	$67,975
Year Ended December 31, 2019	$31,883	$-	$16,043	$(15,801)	$14	$-	$32,139

Deferred tax valuation allowance
Year Ended December 31, 2021	$115,556	$-	$743,506	$-	$(129)	$-	$858,933
Year Ended December 31, 2020	$169,010	$-	$(53,819)	$-	$365	$-	$115,556
Year Ended December 31, 2019	$208,520	$-	$(39,610)	$-	$100	$-	$169,010

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Supplemental information:
Cash paid for interest	$190,333	$241,577	$275,832
Cash payments for income taxes	34,306	33,625	50,890

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$10,609	$2,173	$9,927
Contingent consideration provided in connection with acquisitions	4,245	9,947	—
Establishment and acquisition of non-controlling interests	3,087,301	3,635	—
Accretion of redeemable non-controlling interests	36,243	(10,620)	(12,090)
Establishment of tax receivable agreements liability	32,081	—	—
Cumulative dividends on preferred equity	—	—	45,673
Accrued redemption of units in other current liabilities	—	49,070	14,468
Purchase of Class A Common	—	47,656	—
Issuance of promissory note	—	15,885	—
Promissory note extinguishment	—	17,092	—

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2019	$2,674,038	$771,523	$495,004	$3,940,565
Acquisitions	—	396,140	—	396,140
Impairment	—	(158,541)	—	(158,541)
Foreign currency translation and other	—	2,095	920	3,015
Balance — December 31, 2020	$2,674,038	$1,011,217	$495,924	$4,181,179	(1)
Acquisitions	67,010	258,025	18,839	343,874
Divestiture	—	(432)	(2,046)	(2,478)
Impairment	—	(1,979)	(2,545)	(4,524)
Assets held for sale	—	—	(10,812)	(10,812)
Foreign currency translation and other	—	(687)	2	(685)
Balance — December 31, 2021	$2,741,048	$1,266,144	$499,362	$4,506,554	(1)

(1) Net of accumulated impairment losses of $192.0 million and $187.5 million as of December 31, 2021 and 2020, respectively.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2021 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.3	$991,021	$(291,326)	$699,695
Customer and client relationships	6.7	1,344,783	(1,012,509)	332,274
Internally developed technology	3.9	120,175	(66,939)	53,236
Other	14.3	142,657	(44,608)	98,049
		2,598,636	(1,415,382)	1,183,254
Indefinite-lived:
Trade names		340,029	—	340,029
Owned events		88,401	—	88,401
Total intangible assets		$3,027,066	$(1,415,382)	$1,611,684

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2020 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.5	$970,595	$(232,158)	$738,437
Customer and client relationships	6.7	1,317,083	(907,889)	409,194
Internally developed technology	4.4	61,539	(46,126)	15,413
Other	4.3	45,317	(44,251)	1,066
		2,394,534	(1,230,424)	1,164,110
Indefinite-lived:
Trade names		341,272	—	341,272
Owned events		90,086	—	90,086
Total intangible assets		$2,825,892	$(1,230,424)	$1,595,468

Intangible asset amortization expense was $191.2 million, $225.5 million and $209.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company reassessed the useful life of one of its indefinite-lived intangible assets it no longer deemed to be indefinite. The useful life was determined based on an assessment of the period of expected benefit to the Company.

Estimated annual intangible amortization for the next five years and thereafter is as follows (in thousands):

Years Ending
December 31,
2022	$163,437
2023	132,231
2024	117,182
2025	102,084
2026	87,679
Thereafter	580,641
Total	$1,183,254

Annual Impairment Assessments

During the years ended December 31, 2021, 2020 and 2019, the Company completed its annual impairment review of goodwill and intangibles. For the year ended December 31, 2021, the Company recorded total non-cash impairment charges for goodwill of $4.5 million, of which $2.0 million and $2.5 million were recorded in the Company's Events, Experiences & Rights and Representation segments, respectively. For the year ended December 31, 2020, the Company recorded total non-cash impairment charges of $158.5 million for goodwill and $62.0 million for intangible assets driven by lower projections due to the impact of the COVID-19 pandemic on the Company’s business. Of these charges, all of the goodwill and $55.8 million of the intangible assets were recorded in the Company’s Events, Experiences & Rights segment and $6.2 million of the intangible assets was recorded in the Company’s Representation segment. The Company determines the fair value of each reporting unit based on discounted cash flows using an applicable discount rate for each reporting unit. Intangible assets were valued based on a relief from royalty method or an excess earnings method. For the year ended December 31, 2019, the Company recorded a $2.5 million non-cash impairment charge primarily in its Representation segment.

9. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	December 31,
	2021	2020
Equity method investments (1)	$196,423	$177,663
Equity investments without readily determinable fair values	101,124	66,378
Equity investments with readily determinable fair values	665	7,037
Total investments(2)	$298,212	$251,078

(1) The book value of one equity method investment exceeded the Company’s percentage ownership share of the underlying net assets by $28.2 million and $28.6 million as of December 31, 2021 and 2020, respectively. The basis differences, primarily resulting from acquisition purchase price step ups on the investment, is accounted for as goodwill, which is not tested for impairment separately. Instead, the investment is tested if there are indicators of an other-than-temporary decline in carrying value.

(2) As of December 31, 2021, the Company had $25.3 million of investments, which were classified within assets held for sale.

Equity Method Investments

As of December 31, 2021 and 2020, the Company held various investments in non-marketable equity instruments of private companies. As of December 31, 2021, the Company’s equity method investments are primarily comprised of Learfield IMG College and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 20% to 50% as of December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, other-than-temporary impairment charges were none and $15.3 million, respectively, for two of its equity method investments, which were recorded in equity losses of affiliates in the consolidated statement of operations.

During 2019, (i) the members of one of the Company’s equity method investments approved the liquidation and dissolution of such investment, (ii) the Company agreed to exit another equity method investment and (iii) the Company recorded an other-than-temporary impairment for its investment in Learfield IMG College. As a result, the Company recorded total impairment charges of $142.2 million for the year ended December 31, 2019, which has been recorded in equity losses of affiliates in the consolidated statement of operations.

Learfield IMG College

In December 2018, Endeavor completed the merger of the Endeavor’s IMG College business with Atairos Group, Inc.’s Learfield business. The merger of the businesses resulted in the formation of a new entity, Learfield IMG College, of which both the Company and Atairos retained certain ownership. Endeavor’s remaining ownership interest is approximately 42% and 36%, and is accounted for as an equity method investment, which has a carrying value of $137.5 million and $107.6 million as of December 31, 2021 and 2020, respectively. The increase in ownership in 2021 is due to acquired additional common units for $107.4 million in cash. The loss from discontinued operations for the year ended December 31, 2019 is comprised of $5.0 million of general and administrative expense. No revenue or costs were incurred as part of discontinued operations during the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021, 2020 and 2019, Learfield IMG College had pre-tax losses of $136.2 million, $991.6 million and $704.6 million, respectively. The Company’s share of the net loss of Learfield IMG College for the years ended December 31, 2021 2020, and 2019 is $76.1 million, $250.7 million and $249.8 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations. The results of Learfield IMG College for the years ended December 31, 2021 and 2020 include a charge as a result of its annual goodwill and indefinite lived intangible assets impairment test. Additionally, during the year ended December 31, 2019, the Company recorded an other-than-temporary impairment of $117.0 million resulting from continued losses and limited expectations for recovery. The impairment charges were recognized within equity losses of affiliates in the consolidated statements of operations.

Summarized Financial Information

The following is a summary of financial data for the investment in Learfield IMG College accounted for under the equity method of accounting (in thousands):

	2021	2020
Current assets	$463,449	$384,745
Non-current assets	1,446,524	1,536,246
Current liabilities	463,886	591,835
Non-current liabilities	1,095,616	1,032,042

	Years Ended December 31,
	2021	2020	2019
Revenue	$1,085,025	$760,465	$1,296,571
(Loss) income from operations	(26,231)	25,865	(641,944)
Net loss	(164,275)	(996,216)	(689,052)

The following is a summary of financial data for all other investments in affiliates accounted for under the equity method of accounting (in thousands):

	2021	2020
Current assets	$44,168	$52,927
Non-current assets	40,589	17,089
Current liabilities	32,474	48,100
Non-current liabilities	20,337	11,069

	Years Ended December 31,
	2021	2020	2019
Revenue	136,148	143,461	270,626
Income (loss) from operations	57,771	(8,381)	24,789
Net income (loss)	10,951	(8,399)	15,284

Equity Investments without Readily Determinable Fair Values

As of December 31, 2021 and 2020, the Company holds various investments in non-marketable equity instruments of private companies. In 2021, 2020 and 2019, the Company invested $28.7 million, $13.4 million and $10.7 million, respectively, in investments without readily determinable fair value.

For the years ended December 31, 2021, 2020 and 2019, the Company performed its assessment on its investments without readily determinable fair values and recorded a net increase (decrease) of $14.1 million, $(2.5) million and $(10.3) million, respectively, in other income (expense), net in the consolidated statements of operations. The net increase (decrease) for each year was due to observable price changes as well as uncertainty in the investments’ ability to continue as a going concern. The Company recorded gains on disposals/sales of $3.1 million for the year ended December 31, 2021. In addition, in 2019 the company impaired its notes receivable due from one of these investments of $17.1 million and recorded this impairment in other income (expense), net in the consolidated statement of operations.

In May 2020, the Company sold approximately 90% of its ownership in one of its investments without readily determinable fair values for proceeds of $83.0 million. The Company recorded a loss of $3.0 million on this sale. In addition, in August 2020, one of the Company’s equity investments without readily determinable fair values sold one of its businesses. The Company’s proceeds from this sale was $20.2 million, which was received in October 2020, and the Company recorded a gain of $15.3 million. The loss and the gain were recorded in other income (expense), net in the consolidated statement of operations.

Equity Investments with Readily Determinable Fair Values

The Company has two investments in publicly traded companies. As of December 31, 2021 and 2020, the Company’s equity investments with readily determinable fair values were valued at $0.7 million and $7.0 million, respectively. The Company recorded gains (losses) of $0.0 million, $5.0 million and $(2.1) million for years ended December 31, 2021, 2020 and 2019, respectively, due to the change in fair value in other income (expense), net in the consolidated statements of operations. The Company recorded gains on disposals/sales of $5.0 million for the year ended December 31, 2021. The Company recorded no gains or losses on disposals/sales for the years ended December 31, 2020 and 2019.
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

As of December 31, 2021, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from December 31, 2021, with the exception of one contract which matures within 18 months from such date) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£ 1,000	in exchange for	$1,327	£ 0.75
Canadian Dollar (*)	C$ 15,600	in exchange for	$11,927	C$ 1.28
Australian Dollar (*)	AUD$ 15,242	in exchange for	$11,252	AUD$ 1.35
Singapore Dollar	S$ 4,200	in exchange for	$3,131	S$ 1.34
(*) C$15,600 and AUD$15,242 of the outstanding forward foreign exchange contracts are related to assets held for sale as of December 31, 2021 (See Note 6).

For forward exchange contracts designated as cash flow hedges, the Company recognized net (losses) gains in accumulated other comprehensive loss of $(0.2) million, $0.4 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company reclassified gains (losses) of $0.7 million, $(0.1) million and $(1.3) million into net loss for the years ended December 31, 2021, 2020 and 2019, respectively.

For forward exchange contracts not designated as cash flow hedges, the Company recorded net gains of $0.8 million, $0.2 million, and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts were included in other income (expense), net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net (loss) gain of $(11.3) million, $12.7 million and $(39.3) million for the years ended December 31, 2021, 2020 and 2019, respectively, in other income (expense), net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its variable interest-bearing debt. In October 2018, the Company entered into a swap for $40.0 million notional effective November 1, 2018 with a termination date of November 1, 2028. The swap requires the Company to pay a fixed rate of 4.99% and receive the total of 1.62% and USD-LIBOR-BBA. The Company did not elect hedge accounting at inception. On May 1, 2019, the Company designated this interest rate swap as a cash flow hedge and thus, changes subsequent to this date are recognized in accumulated other comprehensive loss. For the year ended December 31, 2019, a loss of $0.5 million, which represents the change in fair value prior to the hedge designation of the swap on May 1, 2019, was included in other income (expense), net in the consolidated statement of operations. For the years ended December 31, 2021, 2020 and 2019, the Company recorded gains (losses) of $2.5 million, $(2.3) million and $(1.6) million, respectively, in accumulated other comprehensive loss and reclassified gains of $0.3 million, $0.3 million and $0.2 million, respectively into net loss.

In May 2019, the Company entered into $1.5 billion in interest rate hedges to swap a portion of its 2014 Credit Facilities from floating interest expense to fixed. The 2014 Credit Facilities pay interest based on LIBOR + 2.75%. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for 5 years commencing from June 2019 until June 2024. The Company elected hedge accounting at inception. For the years ended December 31, 2021, 2020 and 2019, the Company recorded gains (losses) of $26.4 million, $(87.8) million and $(36.1) million in accumulated other comprehensive loss and reclassified losses of $30.6 million, $22.7 million and $0.5 million into net loss, respectively.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	December 31, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$665	$—	$—	665
Forward foreign exchange contracts	—	2,529	—	2,529
Total	$665	$2,529	$—	$3,194
Liabilities:
Contingent consideration	$—	$—	$26,900	$26,900
Interest rate swaps	—	48,427	—	48,427
Forward foreign exchange contracts	—	13,363	—	13,363
Total	$—	$61,790	$26,900	$88,690

	Fair Value Measurements as of
	December 31, 2020
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$7,037	$—	$—	$7,037
Forward foreign exchange contracts	—	1,794	—	1,794
Total	$7,037	$1,794	$—	$8,831
Liabilities:
Contingent consideration	$—	$—	$9,026	$9,026
Interest rate swaps	—	107,909	—	107,909
Forward foreign exchange contracts	—	5,023	—	5,023
Total	$—	$112,932	$9,026	$121,958

There have been no transfers of assets or liabilities between the fair value measurement classifications during the year ended December 31, 2021.

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

The changes in the fair value of contingent consideration were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Balance at January 1	$9,026	$7,094
Acquisitions	4,245	9,947
Payments	(2,575)	(3,671)
Change in fair value	16,204	(4,343)
Foreign currency translation	—	(1)
Balance at December 31	$26,900	$9,026

The Zuffa contingent consideration was valued based on the earn-out provisions and payout structure of the transaction agreement. The valuation utilized a Monte Carlo EBITDA simulation analysis, which calculated the fair value of expected payments based on assumed EBITDA annual growth rates, time to payoff and discount rates. During the second quarter of 2019, the financial performance metric was achieved triggering the second and final contingent payment of $75.0 million, which was paid during the third quarter of 2019.

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 10). As of December 31, 2021 and 2020, the Company had $2.3 million and $1.8 million in other current assets, $0.2 million and none in assets held for sale, $4.5 million and $4.3 million in other current liabilities, $0.4 million and none in liabilities held for sale, and $8.5 million and $0.7 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 10). The fair value of the swaps was $48.4 million and $107.9 million as of December 31, 2021 and 2020, respectively, and was included in other long-term liabilities in the consolidated balance sheets.

12. DEBT

The following is a summary of outstanding debt (in thousands):

	December 31,
	2021	2020
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,786,048	$3,074,230
Revolving Credit Facility	—	163,057
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,840,767	2,447,064
Other debt (2.73%-14.50% Notes due at various dates through 2031)	159,010	339,519
Total principal	5,785,825	6,023,870
Unamortized discount	(26,077)	(40,982)
Unamortized issuance costs	(46,012)	(57,083)
Total debt	5,713,736	5,925,805
Less: current portion	(82,022)	(212,971)
Total long-term debt	$5,631,714	$5,712,834

2014 Credit Facilities

As of December 31, 2021 and 2020, the Company had $2.8 billion and $3.1 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the “2014 Credit Facilities”). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the “Revolving Credit Facility”).

Payments under the First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date of May 2025. The First Lien Term Loan accrues interest at an annual interest rate of LIBOR + 2.75%, with LIBOR floor of 0.00%.

In February 2020, pursuant to the acquisition of OLE (Note 5), the Company refinanced $219.6 million of existing debt at OLE by borrowing an incremental $225.0 million of First Lien Term Loans under its 2014 Credit Facility. In addition, in May 2020, the Company entered into an incremental term loan of $260.0 million under the First Lien Term Loan under its 2014 Credit Facility. This incremental term loan accrued interest at a rate equal to adjusted LIBOR + 8.5%, with a LIBOR floor of 1.00%.

Amounts under the Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, which is May 2024 after an extension in April 2021. The Revolving Credit Facility accrues a commitment fee of 0.25-0.50% per annum on the unused balance. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%.

In June 2021, the Company repaid $256.7 million related to the First Lien Term Loan. The Company paid a $28.6 million redemption premium related to the First Lien Term loan that was recorded in the consolidated statement of operations as loss on extinguishment of debt in the year ended December 31, 2021. In addition, in June 2021, the Company repaid $163.1 million related to the Revolving Credit Facility. No borrowings related to the Revolving Credit Facility were outstanding as of December 31, 2021.

The 2014 Credit Facilities contain a financial covenant that requires the Company to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 7.5-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $50.0 million that are not cash collateralized exceeds thirty-five percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement.

This covenant did not apply as of December 31, 2021 as the Company had no borrowings outstanding under the revolving credit facility. This covenant did not apply as of December 31, 2020 as the Company amended the 2014 Credit Facilities receiving a waiver from the financial covenant for the test periods ended June 30, 2020, September 30, 2020 and December 31, 2020.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $23.8 million and $24.8 million as of December 31, 2021 and 2020, respectively.

Zuffa Credit Facilities

As of December 31, 2021 and 2020, the Company has $2.8 billion and $2.4 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the “Zuffa Credit Facilities”). The Zuffa Credit Facilities consist of a first lien secured term loan (the “Zuffa First Lien Term Loan”) and a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Zuffa Revolving Credit Facility”). In addition, the Zuffa Credit Facilities included an eight year secured term loan with an aggregate principal amount of $425.0 million (the “Zuffa Second Lien Term Loan”). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa.

Payments under the Zuffa First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date, which is April 2026. As of December 31, 2020, the Zuffa First Lien Term Loan accrues interest at an annual interest rate of LIBOR + 3.25% with LIBOR floor of 1.0%.

In April 2019, the Company amended the Zuffa First Lien Credit Agreement to incur $435.0 million of additional term loans. The proceeds of the additional term loans were used to repay in full the $425.0 million Zuffa Second Lien Term Loan. In September 2019, the Company amended the Zuffa First Lien Credit Agreement to incur $465.0 million of additional term loans to finance the redemption of the Zuffa Class P Units (Note 13).

In June 2020, the Company entered into an incremental term loan of $150.0 million (the “Term Loan Add-on”) under its Zuffa Credit Facility. The proceeds of the Term Loan Add-on were used to repay the outstanding amounts drawn on the Zuffa Revolving Credit Facility during 2020.

In January 2021, the Company completed a refinancing of the Zuffa First Lien Term Loan and the Term Loan Add-on into a single term loan (the “New First Lien Term Loan”), which reduced the annual interest rate margin by 25 basis points to 3.00% for LIBOR loans and reduced the LIBOR floor by 25 basis points to 0.75%. The annual interest rate margin applicable to the New First Lien Term Loan is subject to a 25-basis point step-down to 2.75% for LIBOR loans if the First Lien Leverage Ratio is below 3.5-to-1. With the exception of the interest rate margin and the LIBOR floor, the New First Lien Term Loan has similar terms and conditions as the Zuffa First Lien Term Loan and Term Loan Add-on.

In October 2021, the Company completed an incremental $600.0 million borrowing of Incremental Term Loans as a new tranche of Term Loans under the Credit Agreement (the “Incremental Term Loan Borrowing”). The Incremental Term Loan Borrowing maintains the same interest rate at LIBOR + 3.00% (with a LIBOR floor of .75%), with an additional leverage based step down of 25 basis points once the First Lien Leverage ratio falls below 3.50:1.00, and includes 1% principal amortization that is payable in equal quarterly installments with any remaining balance payable at final maturity and has similar terms and covenants to the existing New First Lien Term Loan. The proceeds of the Incremental Term Loan Borrowing will be used for working capital and general corporate purposes.

Amounts under the Zuffa Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, which is April 2024. The Zuffa Revolving Credit Facility accrues a commitment fee of 0.25-0.50% per annum on the unused balance. As of December 31, 2021 and 2020, there was no outstanding balance under the Zuffa Revolving Credit Facility.

The Zuffa Credit Facilities contain a financial covenant that requires Zuffa to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA as defined in the credit agreement of no more than 7-to-1 and of no more than 6.5-to-1 beginning on December 31, 2018. Zuffa is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings under the Zuffa Revolving Credit Facility plus outstanding letters of credit exceeding $10.0 million that are not cash collateralized exceeds thirty-five percent of the capacity of the Zuffa Revolving Credit Facility as measured on a quarterly basis, as defined in the credit agreement. These covenants did not apply as of December 31, 2021 and 2020, as Zuffa did not utilize greater than thirty-five percent of the borrowing capacity.

Under the Zuffa Credit Facilities, Zuffa had no outstanding letters of credit as of December 31, 2021 and $10.0 million outstanding as of December 31, 2020.

Other Debt

OLE Revolver

In February 2020, in addition to the refinancing of existing debt at OLE as mentioned above, the Company entered into a new OLE revolving credit agreement with $20.0 million of borrowing capacity.

In August 2021, OLE increased its borrowing capacity under its revolving credit agreement from $20.0 million to $42.9 million and the maturity date was extended from February 2025 to the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the 2014 Credit Facilities. As of December 31, 2021, there were no borrowings outstanding under this agreement.

The OLE revolving credit agreement contains a financial covenant that requires OLE to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of December 31, 2021 and 2020, the Company was in compliance with the financial debt covenants.

OLE had no outstanding letters of credit under the revolving credit agreement as of December 31, 2021 and 2020.

Receivables Purchase Agreement

In December 2018 and January 2020, IMG Media Limited (“IMG UK”) entered into arrangements to monetize amounts invoiced under a media rights agreement by transferring them to a third party on a nonrecourse basis. As IMG UK retained continuing involvement in the delivery of the invoiced services, the transferred amounts represent a sale of future revenue and were classified as debt. As of December 31, 2021 and 2020, the debt outstanding under these arrangements was $50.5 million and $83.7 million, respectively. The debt is accounted for under the effective interest method with principal reductions recognized as the Company performs under the rights agreements.

Endeavor Content Capital Facility

In June 2018, Endeavor Content Capital, LLC (“Endeavor Content Capital”), entered into an asset based five-year $75.0 million revolving credit facility (the “Content Capital Facility”). In March 2020, the Company increased its capacity under its Content Capital Facility from $75.0 million to $200.0 million, and its direct parent, Endeavor Content, LLC was added as a borrower to increase the leverageable asset base. The maturity was extended to March 2025. In February and July 2021, the Company increased its capacity under its Content Capital Facility to $325.0 million and $430.0 million, respectively.

The Content Capital Facility is being used by Endeavor Content Capital to finance the investment in and acquisition, development, production and exploitation of theatrical motion picture projects, television, digital programming and other associated projects. The Content Capital Facility is secured by a security interest in each respective financed project, a guaranty by the guarantor subsidiaries of Endeavor Content Capital, a pledge of any equity securities of associated investments, and a pledge of the equity in Endeavor Content Capital. Additionally, under the terms of the Content Capital Facility, the Company is required to hedge its foreign currency exposures on future production expenses denominated in foreign currencies.

As of December 31, 2021 and 2020, Endeavor Content Capital had $223.4 million and $153.9 million, respectively, of borrowings outstanding and $1.2 million outstanding letters of credit under the Content Capital Facility. The borrowing amount outstanding as of December 31, 2021 was classified within liabilities held for sale.

Zuffa Secured Commercial Loans

In October 2018, Zuffa entered into two loan agreements totaling $40.0 million to finance the purchase of a building and its adjacent land (“Zuffa Secured Commercial Loans”). The Zuffa Secured Commercial Loans have identical terms except one loan is secured by a deed of trust for the Zuffa’s headquarters building and underlying land in Las Vegas and the other loan is secured by a deed of trust for the newly acquired building and its adjacent land, also located in Las Vegas. The Zuffa Secured Commercial Loans bear interest at a rate of LIBOR + 1.62% (with a LIBOR floor of 0.88%) and principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Zuffa Secured Commercial Loans contain a financial covenant that requires Zuffa to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of December 31, 2021 and 2020, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

Debt Maturities

The Company will be required to repay the following principal amounts in connection with its debt obligations (in thousands):

Years Ending
December 31,
2022	$101,118
2023	92,272
2024	72,532
2025	2,733,426
2026	2,722,863
Thereafter	63,614
Total	$5,785,825

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to maintain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of December 31, 2021, EGH held long-term deferred tax benefits of $61.5 million in Other assets. EGH also held a tax receivable agreements liability of $133.8 million, of which $92.6 million is in other long-term liabilities and $41.2 million is in other current liabilities. As of December 31, 2020, EOC held cash of $63.3 million; liabilities for redemption of units and future incentive awards of $53.9 million and $11.9 million, respectively; and liabilities and redeemable equity for unit put rights of $28.4 million. Otherwise, EGH and EOC have no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH and EOC have no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH or EOC as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.6 billion and $5.3 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

13. SHAREHOLDERS'/ MEMBERS’ EQUITY

Reorganization Transactions

As discussed in Note 1, the Company closed its IPO on May 3, 2021. Prior to the closing of the IPO, a series of reorganization transactions (the “Reorganization Transactions”) was completed:

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

• Endeavor Manager issued to equity holders of certain management holding companies common interest units in Endeavor Manager along with paired shares of its Class X common stock as consideration for the acquisition of Endeavor Operating Company Units held by such management holding companies;

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

Subsequent to the closing of the IPO and the Private Placement, through a series of transactions, EOC acquired the equity interests of the minority unitholders of Zuffa, which owns and operates the Ultimate Fighting Championship (the “UFC Buyout”). This resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa. In consideration for the minority unitholders’ equity interests of Zuffa, (a) EGH and its subsidiaries issued to certain of such unitholders shares of Class A common stock, Endeavor Operating Company Units, Endeavor Manager Units, shares of Class X common stock and/or shares of Class Y common stock, and (b) EGH used $835.7 million of the net proceeds from the IPO and the concurrent private placements to purchase Endeavor Operating Company Units (or equity interests of Zuffa) from certain of such holders. In addition, some of those minority unitholders sold their equity interests of EGH to the private placement investors in the concurrent private placement.

Proceeds, after the UFC Buyout and payment of underwriting discounts and commissions and certain offering expenses, were contributed to Endeavor Manager in exchange for Endeavor Manager Units. Endeavor Manager then in turn contributed such net proceeds to Endeavor Operating Company in exchange for Endeavor Operating Company Units.

Pre-IPO Members' Equity

Common Units

EOC had 2,149,218,614 Class A Common Units issued and outstanding as of December 31, 2020. The Class A Common Units were held by Holdco, Silver Lake, and other investors. The Class A Common Units had no par value assigned to them.

In 2020, EOC issued 24,094,971 Class A Common Units to Silver Lake as part of the Zuffa distribution discussed below. In 2019, EOC issued Class A Common Units of 160,151,081 for cash investments of $470.0 million.

Also, in 2019, EOC repurchased and cancelled 160,151,081 Class A Common Units from an investor for a total price of $475.0 million. The $5.0 million payment above fair value was recorded to other income (expense), net in the consolidated statement of operations for the year ended December 31, 2019.

Profits Units

EOC had 314,123,415 Profits Units issued and outstanding as of December 31, 2020, respectively. Other than certain Profits Units held by key executives, Profits Units were not entitled to participate in operating distributions unless otherwise elected by the Board. Certain Profits Units were designated as Catch-Up Profits Units and were entitled to certain “catch up” distributions once the distribution threshold applicable to such Catch-Up Profits Units has been met. All Profits Units have no par value assigned to them.

Non-controlling Interests

The UFC Buyout took place on May 3, 2021, resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa.

In January 2020, the Board of Zuffa approved the payment of a distribution in the amount of $300.0 million to Zuffa common unit and profits unit holders. During the year ended December 31, 2020, Zuffa authorized and paid the $300.0 million to each Zuffa common unit and profits units holder pro rata in three installments. In lieu of cash, the Company issued 17,119,727 Class A Common Units at fair value to Silver Lake for $47.7 million and issued a convertible promissory note to Silver Lake for $15.9 million that was due in March 2023. During the fourth quarter of 2020, Silver Lake converted its promissory note into 6,975,244 Class A Common Units, which was at fair value. This resulted in the Company retaining $202.6 million of the $300.0 million distributions that were paid.

As part of the acquisition of Zuffa in 2016, Zuffa issued $360.0 million of preferred equity in the form of Class P Units. The holders of Class P Units were entitled to a cumulative distribution at an annual rate of 13.0%, payable quarterly in arrears by accumulating and compounding to the liquidation preference (the “preferred return”). After the third, fourth and fifth anniversary, the Company had the option to elect to redeem any or all of the outstanding Class P Units at an amount per unit equal to the then current liquidation preference, plus a redemption premium of 105%, 102.5% and 100%, respectively. In September 2019, the Company redeemed all of the Class P Units for aggregate consideration of $537.7 million. The Company financed the redemption of the Class P Units, together with fees and expenses related thereto, with $465.0 million of incremental first lien term loans under the Zuffa Credit Facilities and $77.7 million of cash on hand, which included financing costs of $5.0 million. For the period from January 1, 2019 to the full redemption above, the Company recorded the cumulative preferred return of $45.7 million, to members’ equity in the consolidated balance sheets.

Equity Buyback

During the year ended December 31, 2017, the Company completed a unit buyback, which was approved by the Board. The buyback included a repurchase of 103,551,945 total vested Class A Common Units and Profits Units for $149.0 million, which was based on the fair value of the units. The payments under the unit buyback were primarily paid in three equal installments with payments made in March 2017, first quarter of 2018 and first quarter of 2019.

14. REDEEMABLE NON-CONTROLLING INTERESTS

OLE

In connection with the acquisition of OLE (Note 5), the Company entered into an Amended and Restated Limited Liability Company Agreement of OLE Parent with 32 Equity. The terms of the agreement provide 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the CLA or at its option at any time following the Lockup Period. The Company also has certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event aforementioned put rights are not exercised. The put/call price is an amount equal to fair market value and the exercise of these put/call rights may give rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. At any time following the Lockup Period, 32 Equity will be entitled to a $41.0 million premium payment from the Company if both (i) 32 Equity or the Company exercise the put/call rights described above or there is a sale or IPO of OLE Parent and (ii) certain performance metrics based on average OLE gross profit or NFL related business gross profit are achieved. The $41.0 million premium payment will also be payable if, prior to January 2, 2026, a sale or IPO of OLE Parent occurs or if 32 Equity exercises its put rights following a termination of the CLA due to an OLE event of default (in which case the $41.0 million premium payment may be subject to proration). The $41.0 million premium payment was recognized as a separate unit of account from the non-controlling interest. The non-controlling interest was recognized at acquisition based on fair value of $65.2 million. During the year ended December 31, 2021, the redeemable non-controlling interest was adjusted for certain net assets that were contributed during the period. On June 25, 2021 Endeavor and 32 Equity agreed to fund a combined $40.0 million to OLE. This amount was funded via a pro-rata capital contribution from Endeavor and 32 Equity of $34.6 million and $5.4 million, respectively. No further capital contributions are contracted for future periods. As of December 31, 2021, the estimated redemption value was $57.9 million. As of December 31, 2020, the estimated redemption value was below the carrying value of $45.0 million.

China

In June 2016, the Company received a contribution of $75.0 million from third parties in a newly formed subsidiary of the Company that was formed to expand the Company’s existing business in China. Costs incurred for this contribution were $6.9 million and were recognized as a reduction of the proceeds. This contribution gave the non-controlling interests holders approximately 34% ownership of the subsidiary. The holders of the non-controlling interests have the right to put their investment to the Company at any time after June 1, 2023 for fair market value. As of December 31, 2021, the estimated redemption value was $107.5 million. As of December 31, 2020, the estimated redemption value was below the carrying value of $91.4 million.

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

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of December 31, 2021 and 2020, the estimated redemption value was $9.7 million.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of December 31, 2021 and 2020, the estimated redemption value was below the carrying value of $23.8 million and $22.2 million, respectively.

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

The computation of earnings per share and weighted average shares of the Company’s common stock outstanding for the period presented below:

May 1, 2021 - December 31, 2021
Basic and diluted net loss per share
Numerator
Consolidated net loss	$(474,542)
Net loss attributable to NCI (Endeavor Operating Company)	(153,422)
Net loss attributable to NCI (Endeavor Manager Units)	(24,495)
Net loss attributable to the Company	(296,625)
Adjustment to net loss attributable to the Company	(1,798)
Net loss attributable to EGH common shareholders	$(298,423)
Denominator
Weighted average Class A Common Shares outstanding - Basic	262,119,930
Basic and diluted net loss per share	$(1.14)

Securities that are anti-dilutive this period
Stock Options	3,350,666
Unvested RSUs	7,278,193
Manager LLC Units	26,415,650
EOC Common Units	144,549,587
EOC Profits Interest & Phantom Units	16,068,906

16. EQUITY BASED COMPENSATION

The Board grants various awards to certain employees and service providers for their time and commitment to the Company. The awards are designed to share in the equity value appreciation of the Company and are granted under various plans either directly by the Company, a Company subsidiary or indirectly through various management holdco entities. Prior to the IPO, awards granted were in the form of common units, profits units or an equivalent to a profits unit (membership interest or phantom unit) that corresponds to common units or profits units as applicable. In connection with the IPO, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan became effective on April 28, 2021. As of December 31, 2021, the Company authorized a total of 21,700,000 shares of Class A common stock under the 2021 Plan. Additionally, the board of certain consolidated subsidiaries grant awards through plans in the form of profits units or phantom units that corresponds to profits units, designed to share in the equity value appreciation of each respective subsidiary.

Equity-based compensation by plan and total amounts included in selling, general and administrative expenses were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
2021 Incentive Award Plan	$254,565	$—	$—
Pre-IPO equity awards	274,895	89,235	95,568
Other various subsidiaries awards	3,007	2,036	5,620
Total equity-based compensation expense	$532,467	$91,271	$101,188

As of December 31, 2021, total unrecognized compensation cost for unvested awards and the related remaining weighted average period for expensing is summarized below:

	Unrecognized Compensation Costs (in thousands)	Period Remaining (in years)

2021 Incentive Award Plan	$397,309	2.27
Pre-IPO equity awards	26,834	2.07
Other various subsidiaries awards	3,428	1.92
Total equity-based unrecognized compensation costs	$427,571

Valuation Techniques

For time-based vesting Restricted Share Units (RSUs) and Restricted Share Awards (RSAs), the Company used the closing share price on the date of grant. For RSUs with market-based vesting conditions, the Company used a Monte Carlo simulation model to determine the fair value and the derived service periods of these awards.

The Company estimates the fair value of each stock option (and prior to the IPO, each award) on the date of grant using a Black-Scholes option pricing model. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on comparable publicly traded companies’ stock movements. The expected life represents the period of time that the respective awards are expected to be outstanding. The risk-free interest rate is based on the U.S treasury yield curve in effect at the time of grant. All stock options exercised will be settled in Class A common stock. The key assumptions used for units granted in the years ended December 31, 2021, 2020 and 2019 are as follows:

	Risk-free Interest Rate	Expected Volatility	Expected Life (in years)	Expected Dividend Yield
2021 Incentive Award Plan
Year Ended December 31, 2021	0.97%-1.34%	40.7%-41.6.%	5.50 to 6.25	0%

Pre-IPO equity awards
Year Ended December 31, 2020	0.10%-0.36%	37.5%-47.5%	1 to 5	0%
Year Ended December 31, 2019	1.59%-2.63%	30%-35%	1 to 5	0%

Modifications and Conversion of Pre-IPO Profit Interests and Phantom Units

In connection with the closing of the IPO, the Company consummated certain Reorganization Transactions, as described in further detail in Note 1. As part of such transactions, modifications of certain pre-IPO equity-based awards were made primarily to remove certain forfeiture and discretionary call terms, which resulted in the Company recording additional equity-based compensation expense of $251.9 million during the year ended December 31, 2021.

During the year ended December 31, 2020 and 2019, the Company modified certain award agreements primarily for the acceleration of vesting of units and adjustment to the Company’s optional repurchase price. The Company recorded additional equity-based compensation expense of $24.8 million and $16.9 million, respectively, for these modifications.

2021 Incentive Award Plan

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

The following table summarizes the RSUs and RSAs award activity for the year ended December 31, 2021.

	Time Vested RSUs, RSAs		Market/ Market and Time Vested RSUs
	Units	Value *	Units	Value *
Outstanding at January 1, 2021	—	$—	—	$—
Granted	8,453,740	$30.43	3,139,363	$28.09
Released	(3,057,287)	$30.39	(835,280)	$30.80
Forfeited	(61,305)	$30.57	(130,346)	$26.19
Outstanding at December 31, 2021	5,335,148	$30.46	2,173,737	$27.16
Vested and releasable at December 31, 2021	227,594	$30.81	622,981	$30.20

* Weighted average grant date fair value

The following table summarizes the stock options award activity for the year ended December 31, 2021.

	Stock Options
	Options	Weighted average exercise price
Outstanding at January 1, 2021	—	$—
Granted	3,425,144	$24.38
Exercised	(19,097)	$24.00
Forfeited or expired	(55,381)	$24.00
Outstanding at December 31, 2021	3,350,666	$24.38
Vested and exercisable at December 31, 2021	576,099	$24.00

The weighted average grant-date fair value of stock options granted under the Company’s 2021 Plan during the year ended December 31, 2021 was $9.72.

The total grant-date fair value of RSUs and stock options which vested during the year ended December 31, 2021 was $120.8 million. As of December 31, 2021, the aggregate intrinsic value of vested RSUs and stock options and aggregate intrinsic value of total outstanding

RSUs and stock options was $36.0 million and $297.2 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.1 million.

Put Rights

In addition, during 2018, the Company entered into arrangements with certain senior executives, whereby these individuals can elect to sell vested equity interests to the Company for payments up to $68.5 million. These rights were initially exercisable in January 2021. In 2020, the Company modified arrangements totaling $52.5 million to accelerate the exercise period to the fourth quarter of 2020 and these modified arrangements were fully exercised. The Company paid $26.0 million in the fourth quarter of 2020 and $25.0 million during the year ended December 31, 2021. The remaining $1.5 million is due in 2023. Also, arrangements totaling $11.0 million were cancelled and one arrangement totaling $5.0 million was modified to increase the put right to $6.0 million and move the exercise period for $3.0 million to April 2023 and $3.0 million to December 2024.

During 2020, the Company entered into arrangements with other senior executives, whereby these individuals can elect to sell vested equity interests to the Company for payments up to $23.5 million. These rights have exercise election periods ranging from December 2021 to April 2023. The Company has applied modification accounting as these put rights amended previously issued equity interests that were initially classified as liabilities and equity. The equity interests that were originally classified as equity were reclassified to temporary equity, the mezzanine section between total liabilities and members’ equity on the consolidated balance sheets, because the exercise of the put option is outside the Company’s control. The fair value of the outstanding put rights as of December 31, 2020 totaled $28.4 million, with $5.9 million recorded in other long-term liabilities and $22.5 million recorded in redeemable equity.

Certain of the put right arrangements which were outstanding prior to the IPO were terminated upon the consummation of such IPO, based on the original terms of those agreements, which resulted in the Company recording a reversal of related equity-based compensation expense of $4.0 million during the year ended December 31, 2021. The fair value of the outstanding put rights as of December 31, 2021 totaled $5.3 million, which is recorded in redeemable non-controlling interests.

CEO and Executive Chairman Market-Based Incentive Awards

In March 2019, the Company issued equity-based compensation awards in Endeavor and in Zuffa to the Company’s CEO (each a “Future Incentive Award”). The Future Incentive Awards were each based on achievement of various equity value thresholds of Endeavor and of Zuffa.

In June 2019 and December 2020, the first and second Zuffa equity value thresholds were met and the Company granted Zuffa profits units equal to a notional value of $12.5 million for each equity value threshold. For the years ended December 31, 2020 and 2019, total stock compensation expense for the Future Incentive Awards, including amounts for profits units granted, was $6.3 million and $23.0 million, respectively and amounts reclassed from the liability to equity for the profits units granted was $2.5 million and $0.1 million, respectively. As of December 31, 2020, the Company has long-term liabilities of $23.5 million, in its consolidated balance sheets.

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

Each of the Company’s CEO and Executive Chairman received an award of performance-vesting RSUs pursuant to which they are eligible to receive a number of shares of the Company’s Class A common stock with a specified target value each time the price per share of the Company’s Class A common stock (calculated based on volume weighted average price thereof) exceeds an applicable threshold price above the public offering price of $24.00. One-third of any shares of the Company’s Class A common stock received upon achievement of any applicable threshold price will be vested upon grant and the remainder of such shares will vest in two equal installments on each of the first and second anniversaries of the date of grant. During 2021, only one price threshold was met. These performance-vesting RSUs will expire on the tenth anniversary of the date of grant.

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

For the year ended December 31, 2021, total equity-based compensation expense for these Market-Based Incentive Awards was $74.8 million, and the Company reclassified the $27.0 million of long-term liabilities from the Future Incentive Awards to additional paid in capital. As of December 31, 2021, total unrecognized equity-based compensation related to these CEO and Executive Chairman Market-Based Incentive Awards was $246.8 million, which is expected to be recognized over a weighted-average period of approximately 2.46 years.

17. EMPLOYEE BENEFITS

Qualified Retirement Plan

The Company sponsors a profit-sharing plan with a 401(k) feature (the “WME IMG Profit Sharing and 401(k) Plan”, or the “Plan”) for eligible employees of the Company. Employees are eligible to begin making 401(k) elective deferrals into the Plan after 3 months of service. Under the Plan, the Company may also make discretionary profit-sharing contributions to the Plan. The Company is not required to make discretionary profit-sharing contributions in any year. Employees may be eligible to receive profit-sharing contributions after completing 2 years of service with the Company, provided the employee is employed on the last day of the plan year. In addition, certain non-U.S. employees are covered by defined contribution government sponsored and administered programs. Contribution charges for the profit-sharing and defined contribution plans, which approximates actual cash contributions made, were $12.5 million, $10.8 million and $19.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.

18. INCOME TAXES

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

Loss from continuing operations before income taxes and equity losses of affiliates includes the following components (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$(356,172)	$(222,231)	$(40,591)
Foreign	(60,851)	(134,486)	(89,043)
Total	$(417,023)	$(356,717)	$(129,634)

The (benefit from) provision for income tax consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
U.S. federal, state, and local	$3,946	$504	$12,282
Foreign	47,532	21,404	39,555
Total current	51,478	21,908	51,837
Deferred:
U.S. federal, state, and local	(77,782)	(16,617)	(23,574)
Foreign	4,027	3,216	(24,892)
Total deferred	(73,755)	(13,401)	(48,466)
Total (benefit from) provision for income taxes	$(22,277)	$8,507	$3,371

The Company’s effective tax rate for the years ended December 31, 2021, 2020 and 2019 was 5.3%, (2.4%) and (2.6%), respectively. The effective income tax rate based on the actual (benefit) provision shown in the consolidated statements of operations differs from the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21%	21%	21%
Income tax benefit at U.S. federal statutory rate	$(87,575)	$(74,911)	$(27,223)
Partnership loss (income) not deductible for tax	8,722	38,637	(2,676)
Tax impact of foreign operations	4,215	(33,891)	30,037
Permanent differences	8,845	(2,597)	(5,396)
Nondeductible meals and entertainment	1,187	836	1,866
Equity method investments	(5,301)	2,006	(3,985)
Global intangible low tax income	—	470	2,107
Capital Loss Carryforward	(137)	(5,554)	—
Investment in partnership	188	34,314	—
UK hybrid restriction	6,216	28,016	5,249
Withholding tax	24,508	21,415	25,465
Foreign tax credit, net of expiration	1,556	33,914	(7,263)
Foreign tax deduction	(5,964)	—	—
Equity compensation	59,716	1,267	1,253
Deferred impact of foreign tax rate change	10,684	3,098	(455)
Tax receivable agreements adjustment	21,365	—	—
Valuation allowance	(83,144)	(34,513)	(18,725)
Unrecognized tax benefits	6,605	(203)	6,961
U.S. state and local taxes	5,002	(3,882)	(3,588)
Other	1,035	85	(256)
Total (benefit from) provision for income taxes	$(22,277)	$8,507	$3,371

Principal components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$9,254	$5,333
Compensation and severance	38,298	3,762
Net operating loss, tax credits, and other tax carry forwards	283,425	177,332
Property and equipment	13,355	14,320
Intangible assets	591,973	—
Other	33,547	10,589
Total gross deferred tax assets	969,852	211,336
Less valuation allowance	(858,933)	(115,556)
Total deferred tax assets	110,919	95,780
Deferred tax liabilities:
Intangible assets	—	(87,986)
Investments	(100,283)	(85,673)
Loss contracts	(16,248)	(5,506)
Other	(10,765)	(3,113)
Total gross deferred tax liabilities	(127,296)	(182,278)
Net deferred tax liabilities	$(16,377)	$(86,498)

Of the $16.4 million and $86.5 million of deferred tax liabilities as of December 31, 2021 and 2020, $52.8 million and $87.9 million, respectively, were recorded in other long-term liabilities and $36.4 million and $1.4 million, respectively, were recorded in other assets in the consolidated balance sheets.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $348.0 million, of which $191.9 million expires in years 2022 through 2037 and $156.2 million have an indefinite carryforward period. The Company also had $17.4 million and $21.2 million of federal capital loss carryforwards as of December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company has foreign tax credit carryforwards of $119.3 million, which expire in years 2022 through 2031. As of December 31, 2021, the Company has foreign net operating losses of $66.9 million, which expire over various time periods ranging from 5 years to no expiration and foreign capital loss carryforwards of $10.5 million, which have no expiration. As of December 31, 2021, the Company also has state net operating losses, which will generate a tax benefit of $10.4 million and expire in years 2022 through 2041.

During 2021 and 2020, the Company increased (decreased) its valuation allowances by $743.4 million and $(53.4) million, respectively. Of the $743.4 million net valuation allowance change in 2021, $(83.1) million was recorded in the current year provision for income taxes, $826.6 million was recorded on the balance sheet as a result of deferred tax assets established at EGH at the IPO and $(0.1) million was recorded in other comprehensive loss. Of the $(53.4) million net valuation allowance change in 2020, $34.5 million was recorded in the current year provision for income taxes, $19.3 million was recorded on the balance sheet with an offset to an acquired net operating loss, and $(0.4) million was recorded in other comprehensive loss.

As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $40.0 million and $34.4 million, respectively. The aggregate changes to the liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	December 31,
	2021	2020
Beginning Balance	$34,425	$27,661
Acquisitions	853	7,069
Gross increases	16,623	7,723
Gross decreases	(11,087)	(8,092)
Lapse of statute of limitations	(604)	(373)
Translation Adjustments	(194)	437
Ending Balance	$40,016	$34,425

The Company recognized interest and penalties related to unrecognized tax benefits in its provision for income taxes. The gross amount of interest accrued as of December 31, 2021 and 2020 related to unrecognized tax benefits is $6.1 million and $4.1 million, respectively. For the years ended December 31, 2021 and 2020, the Company recognized increases in interest of $1.9 million and $0.6 million, respectively, through the income tax provision. The gross amount of penalties accrued as of December 31, 2021 and 2020 is $0.2 million and less than $0.1 million, respectively. For the years ended December 31, 2021 and 2020, the Company recognized no penalties through the income tax provision. As of December 31, 2021, approximately $46.4 million would affect the Company’s effective tax rate upon resolution of the uncertain tax positions. Where applicable, the Company records unrecognized tax benefits against related deferred tax assets from net operating loss or foreign tax credit carry forwards.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2021, with few exceptions, the Company is subject to review by U.S. federal taxing authorities for the years 2011 through 2020 and is no longer subject to examination by state and local and foreign income tax authorities for periods prior to 2014.

Tax Receivable Agreements

In connection with the IPO and related transactions, the Company entered into tax receivable agreements (“TRAs”) with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO (“TRA Holders”). The TRAs generally provide for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize, as a result of the following attributes: (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of Endeavor Operating Company Units, (ii) increases in tax basis attributable to payments made under the TRAs, (iii) deductions attributable to imputed interest pursuant to the TRAs and (iv) other tax attributes (including existing tax basis) allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

The Company recorded a tax benefit of $68.6 million as a result of the release of a valuation allowance related to the expected realization of deferred tax assets in connection with the sale of the restricted Endeavor Content business, which closed in January 2022. The Company also recorded an expense of $92.6 million associated with the TRA liability related to the expected realization of certain tax benefits, including such valuation allowance release. With the exception of the above, the Company has recorded a full valuation allowance with respect to deferred tax assets subject to the TRA. Certain other tax attributes subject to the TRA do not result in deferred tax assets. During the year ended December 31, 2021, the Company has recognized a TRA liability on a portion of such attributes of approximately $41 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs. As a result of a change in estimates with respect to the TRA liability recorded in the second quarter of 2021, the Company recorded a TRA expense of $9.1 million.

The determination of the TRA liability requires management to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain/loss to the Company at the time of the exchanges taking into account complex partnership tax rules). The amounts payable under the TRAs will also vary depending upon a number of factors, including the amount, character, and timing of the taxable income of EGH in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to TRA, which may result in a valuation allowance recorded against these deferred tax assets. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period or other tax attributes subject to the TRA are determined to be payable, additional TRA liabilities, which may be material, may be considered probable at that time and recorded within our statement of operations.

19. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$642,879	$923,969	$—	$1,566,848
Media production, distribution and content	5,700	347,126	1,023,798	1,376,624
Events and performance	459,628	760,188	—	1,219,816
Talent representation and licensing	—	—	698,679	698,679
Marketing	—	—	237,280	237,280
Eliminations	—	—	—	(21,534)
Total	$1,108,207	$2,031,283	$1,959,757	$5,077,713

	Year Ended December 31, 2020
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$555,124	$785,374	$—	$1,340,498
Media production, distribution and content	5,956	259,939	278,735	544,630
Events and performance	391,544	548,196	—	939,740
Talent representation and licensing	—	—	474,704	474,704
Marketing	—	—	190,434	190,434
Eliminations	—	—	—	(11,263)
Total	$952,624	$1,593,509	$943,873	$3,478,743

	Year Ended December 31, 2019
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$542,406	$945,741	$—	$1,488,147
Media production, distribution and content	7,136	327,268	524,852	859,256
Events and performance	386,223	711,212	—	1,097,435
Talent representation and licensing	—	—	814,024	814,024
Marketing	—	—	334,920	334,920
Eliminations	—	—	—	(22,812)
Total	$935,765	$1,984,221	$1,673,796	$4,570,970

In the years ended December 31, 2021, 2020 and 2019, $48.4 million, $21.6 million and $71.3 million, respectively, of revenue was recognized from performance obligations satisfied in prior periods primarily related to talent representation and licensing.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of December 31, 2021 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
2022	$1,595,686
2023	1,394,744
2024	1,068,490
2025	983,217
2026	136,336
Thereafter	571,570
$5,750,043

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

The following table presents the Company’s contract liabilities as of December 31, 2021 and December 31, 2020 (in thousands):

Description	Balance at Beginning of Year	Additions	Deductions	Acquisitions	Held for Sale	Foreign Exchange	Balance at End of Year
Deferred revenue - current	$606,530	$2,283,248	$(2,168,792)	$56,624	$(129,612)	$3,762	$651,760
Deferred revenue - noncurrent	$19,437	$39,391	$(13,659)	$19,562	$(2,581)	$5	$62,155

20. SEGMENT INFORMATION

As of December 31, 2021, the Company has the following three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the “Corporate” group.

Owned Sports Properties consists of a portfolio of unique sports properties, including UFC, PBR and Euroleague Ventures S.A. (Euroleague) and DBH, that license broadcast and other intellectual property rights and operate exclusive live events.

Events, Experiences & Rights consists of providing services to a diverse portfolio of live events annually, including sporting events, fashion, art fairs and music, culinary and lifestyle festivals. The Company owns and operates many of these events and operates other events on behalf of third parties. The Company also owns and operates the IMG Academy, an academic and sports training institution. Additionally, the Company produces and distributes sports video programming.

Representation consists of providing services to a diverse group of talent across entertainment, sports and fashion, including actors, directors, writers, athletes, models, musicians and other artists, in a variety of mediums, such as film, television, art, books and live events. The Company provides brand strategy, marketing, advertising, public relations, analytics, digital, activation and experiential services to corporate and other clients. Also, the Company provides intellectual property licensing services to a large portfolio of entertainment, sports and consumer product brands, including representing these clients in the licensing of their logos, trade names and trademarks. Additionally, the Company provides content development, production, financing, sales, and advisory services for television properties, documentaries, feature films and podcasts.

Corporate primarily consists of overhead, personnel costs and costs associated with corporate initiatives that are not fully allocated to the segments. Such expenses include compensation and other benefits for corporate office employees, rent, professional fees related to internal control compliance and monitoring, financial statement audits and legal, information technology and insurance that is managed through the Company’s corporate office.

The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. EBITDA is generally adjusted for equity-based compensation; merger, acquisition and earn-outs; certain legal costs and settlements; restructuring, severance and impairment charges; a non-cash fair value adjustment, COVID-19 expenses, tax receivable agreements liability adjustment and certain other items. All segments follow the same accounting policies as described in Note 2. Revenue by geographic area is based on the location of the legal entity that sells the services.

Asset information by segment is not provided to the Company’s chief operating decision maker as that information is not used in the determination of resource allocation or in assessing the performance of the Company’s segments. A significant portion of the Company’s assets represent goodwill and intangible assets arising from business combinations.

Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Years Ended December 31,
	2021	2020	2019
Owned Sports Properties	$1,108,207	$952,624	$935,765
Events, Experiences & Rights	2,031,283	1,593,509	1,984,221
Representation	1,959,757	943,873	1,673,796
Eliminations	(21,534)	(11,263)	(22,812)
Total consolidated revenue	$5,077,713	$3,478,743	$4,570,970

Reconciliation of segment profitability

	Years Ended December 31,
	2021	2020	2019
Owned Sports Properties	$537,627	$457,589	$417,203
Events, Experiences & Rights	215,578	59,224	146,888
Representation	383,388	211,977	375,061
Corporate	(256,277)	(145,240)	(205,649)
Adjusted EBITDA	880,316	583,550	733,503
Reconciling items:
Equity (income) losses of affiliates	(3,402)	8,963	22,125
Interest expense, net	(268,677)	(284,586)	(270,944)
Depreciation and amortization	(282,883)	(310,883)	(280,749)
Equity-based compensation expense	(532,467)	(91,271)	(101,188)
Merger, acquisition and earn-out costs	(60,904)	(22,178)	(49,869)
Certain legal costs	(5,451)	(12,520)	(29,681)
Restructuring, severance and impairment	(8,490)	(271,868)	(42,441)
Fair value adjustment - equity investments	21,558	(469)	(11,759)
COVID-19 related costs	—	(13,695)	—
Tax receivable agreements liability adjustment	(101,736)	—	—
Other	(54,887)	58,240	(98,631)
Loss from continuing operations before income taxes and equity losses of affiliates	$(417,023)	$(356,717)	$(129,634)

Revenue by geographic area

	Years Ended December 31,
	2021	2020	2019
United States	$3,692,000	$2,407,088	$3,035,635
United Kingdom	1,247,312	966,836	1,227,487
Rest of world	138,401	104,819	307,848
Total revenue	$5,077,713	$3,478,743	$4,570,970

Long-lived assets by geographic area

	December 31,
	2021	2020
United States	$558,401	$528,249
United Kingdom	55,848	67,251
Rest of world	15,558	17,639
Total long-lived assets	$629,807	$613,139

21. Leases

The Company has operating leases, in which the Company is the lessee, primarily for real estate property for offices around the world. The Company’s operating leases have lease terms, which range from one year to 25 years.

Lease cost for operating leases was $81.8 million and $80.2 million for the years ended December 31, 2021 and 2020, and was classified within selling, general, and administrative expenses in the consolidated statements of operations.

The following table presents information on the Company’s operating leases for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$78,984	$80,164
Right-of-use assets obtained in exchange for operating lease obligations	$59,768	$41,393
Weighted average remaining lease term (in years)	7.5	7.0
Weighted average discount rate	6.6%	6.8%

The following table reconciles the undiscounted cash flows for the operating leases as of December 31, 2021 to the operating lease liabilities recorded in the consolidated balance sheet (in thousands):

Years Ending
December 31,
2022	$89,090
2023	80,147
2024	77,842
2025	74,571
2026	74,494
Thereafter	128,853
Total future minimum lease payments	524,997
Less: imputed interest	(101,686)
Present value of future minimum lease payments	423,311
Less: current portion of operating lease liabilities	(59,743)
Long-term operating lease liabilities	$363,568

As of December 31, 2021, the Company has additional operating leases that have not yet commenced with future minimum lease payments of approximately $2.6 million that will commence in 2022 with lease terms of 1 to 3 years.

22. COMMITMENTS AND CONTINGENCIES

Guarantees and Commitments

The Company routinely enters into purchase or guarantee arrangements for event, media or other representation rights as well as for advancements for content production or overhead costs with various organizations.

The following is a summary of the Company’s annual commitments under certain guaranteed agreements as of December 31, 2021 (in thousands):

	Payments due by period
	Total	2022	2023-2024	2025-2026	After 2026
Purchase/guarantee agreements	$2,964,582	$633,105	$1,152,390	$452,065	$727,022

In September 2021, the Company signed an agreement to acquire the OpenBet business of Scientific Games Corporation ("OpenBet"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. Based on the agreement, the Company will pay Scientific Games Corporation consideration of $1.0 billion in cash and will issue 7,605,199 shares of the Company's Class A common stock, a value of $200.0 million based on the volume-weighted average trading price of the Class A common stock for the twenty trading days ended on September 24, 2021. The closing of this transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the third quarter of 2022.

In December 2021, the Company signed an agreement to acquire the Mutua Madrid Open tennis tournament and additional assets, including the Acciona Open de España golf tournament from Super Slam Ltd and its affiliates. Based on the agreement, the Company will pay approximately EUR 360 million for consideration and transfer fees upon closing, with an additional EUR 30 million of consideration payable within two years of closing. The closing of this transaction is subject to the final approvals of ATP Tour, Inc. and WTA Tour, Inc., and is expected to close in the first or second quarter of 2022.

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

In February 2021, the Company signed the Franchise Agreements directly with the WGA. These Franchise Agreements include terms that, among other things, prohibit the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. The Franchise Agreements provided for a transition period for the Company to come into compliance with certain of its provisions. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and closed the sale in January 2022. Thus, such assets and liabilities are reflected as held for sale in the consolidated balance sheet as of December 31, 2021. In connection with the sale, the Company is now in compliance with the terms of the Franchise Agreements.

23. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020
Other current assets	$4,728	$5,572
Other assets	322	1,400
Assets held for sale	—	—
Current Liabilities	320	1,356
Other current liabilities	2,111	969

	Years Ended December 31,
	2021	2020	2019
Revenue	$24,487	$11,233	$19,918
Direct operating costs	7,998	6,458	5,975
Selling, general and administrative expenses	16,943	17,274	14,058
Interest expense, net	—	1,206	—
Other income, net	3,500	3,500	3,500

As of December 31, 2021, the Company has an equity-method investment in Euroleague, a related party. For the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue of $5.6 million, $(1.5) million and $6.6 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue of $12.4 million, $7.8 million and $7.9 million, respectively, for production services provided to Euroleague as well as direct operating costs of less than $0.1 million, $3.5 million and $4.1 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Events, Experiences & Rights segment. As of December 31, 2021 and 2020, the Company had a receivable of $1.4 million and $0.7 million, respectively, and a payable of $1.4 and $1.0 million, respectively.