Form 10-Q
period 2022-03-31
Endeavor Group Holdings, Inc.
filed 2022-05-12
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2022, there were 284,019,250 shares of the registrant’s Class A common stock outstanding, 185,433,757 shares of the registrant’s Class X common stock outstanding and 235,299,672 shares of the registrant’s Class Y common stock outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical facts contained in this Quarterly Report, including without limitation, statements regarding our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, future events or expected performance, are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms "aim," "anticipate," "believe," "could," "mission," "may," "will," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," "target," "predict," "potential," "contemplate," or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Quarterly Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:

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
•
risks related to tax matters;
•
risks related to our Class A common stock; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Annual Report"), and Part I,

Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission.

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

DEFINITIONS

As used in this Quarterly Report, unless we state otherwise or the context otherwise requires:

•
"we," "us," "our," "Endeavor," the "Company," and similar references refer (a) after giving effect to the reorganization transactions, to Endeavor Group Holdings and its consolidated subsidiaries, and (b) prior to giving effect to the reorganization transactions, to Endeavor Operating Company and its consolidated subsidiaries.
•
"Endeavor Full Catch-Up Profits Units" refer to the Endeavor Profits Units that are designated as "catchup" units. Endeavor Full Catch-Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Full Catch-Up Profits Units were converted into Endeavor Operating Company Units.
•
"Endeavor Group Holdings" refers to Endeavor Group Holdings, Inc. ("EGH").
•
"Endeavor Manager" refers to Endeavor Manager, LLC, a Delaware limited liability company and a direct subsidiary of Endeavor Group Holdings following the reorganization transactions.
•
"Endeavor Manager Units" refers to the common interest units in Endeavor Manager.
•
"Endeavor Operating Company" refers to Endeavor Operating Company, LLC, a Delaware limited liability company and a direct subsidiary of Endeavor Manager’s and indirect subsidiary of ours following the reorganization transactions ("EOC").
•
"Endeavor Operating Company Units" refers to all of the existing equity interests in Endeavor Operating Company (other than the Endeavor Profits Units) that were reclassified into Endeavor Operating Company’s non-voting common interest units upon the consummation of the reorganization transactions.
•
"Endeavor Profits Units" refers to the profits units of Endeavor Operating Company and that are economically similar to stock options (other than with respect to Endeavor Full Catch-up Profits Units which, upon our achievement of a price per share that would have fully satisfied their preference on distributions, were converted into Endeavor Operating Company Units). Each Endeavor Profits Unit (other than Endeavor Full Catch-Up Profits Units) has a per unit hurdle price, which is economically similar to the exercise price of a stock option.
•
"Endeavor Full Catch-Up Profits Units" refer to the Endeavor Profits Units that are designated as "catchup" units. Endeavor Full Catch- Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Full Catch-Up Profits Units were converted into Endeavor Operating Company Units.
•
"Executive Holdcos" refers to Endeavor Executive Holdco, LLC, Endeavor Executive PIU Holdco, LLC, and Endeavor Executive II Holdco, LLC, each a management holding company, the equity owners of which include current and former senior officers, employees, or other service providers of Endeavor Operating Company, and which are controlled by Messrs. Emanuel and Whitesell.
•
"Other UFC Holders" refers to the other persons that held equity interests in UFC Parent prior to the IPO and certain of their affiliates.
•
"reorganization transactions" refers to the internal reorganization completed in connection with our May 2021 initial public offering, following which Endeavor Group Holdings manages and operates the business and control the strategic decisions and day-to-day operations of Endeavor Operating Company through Endeavor Manager and includes the operations of Endeavor Operating Company in its consolidated financial statements.
•
"Silver Lake Equityholders" refers to certain affiliates of Silver Lake that are our stockholders.
•
"UFC LLC Agreement" refers to the limited liability company agreement which governs the management of UFC Parent and the rights of UFC's Parent's equityholders.
•
"UFC Parent" refers to Zuffa Parent LLC, which owns and operations the Ultimate Fighting Championship ("UFC"), the professional mixed martial arts ("MMA") organization.

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,030,255	$1,560,995
Restricted cash	259,334	232,041
Accounts receivable (net of allowance for doubtful accounts of $61,731 and $57,102, respectively)	760,518	615,010
Deferred costs	165,545	255,371
Assets held for sale	—	885,633
Other current assets	200,541	204,697
Total current assets	3,416,193	3,753,747
Property and equipment, net	630,035	629,807
Operating lease right-of-use assets	361,512	373,652
Intangible assets, net	1,601,477	1,611,684
Goodwill	4,530,728	4,506,554
Investments	492,721	298,212
Other assets	326,721	260,861
Total assets	$11,359,387	$11,434,517
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$527,406	$558,863
Accrued liabilities	460,428	524,061
Current portion of long-term debt	82,649	82,022
Current portion of operating lease liabilities	59,910	59,743
Deferred revenue	496,577	651,760
Deposits received on behalf of clients	242,411	216,632
Liabilities held for sale	—	507,303
Other current liabilities	129,413	105,053
Total current liabilities	1,998,794	2,705,437
Long-term debt	5,621,429	5,631,714
Long-term operating lease liabilities	351,695	363,568
Other long-term liabilities	421,011	402,472
Total liabilities	8,392,929	9,103,191
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	242,534	209,863
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 275,698,529 and 265,553,327 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class X common stock, $0.00001 par value; 5,000,000,000 shares authorized; 176,967,757 and 186,222,061 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class Y common stock, $0.00001 par value; 1,000,000,000 shares authorized; 235,415,621 and 238,154,296 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,696,851	1,624,201
Retained earnings (accumulated deficit)	22,921	(296,625)
Accumulated other comprehensive loss	(49,428)	(80,535)
Total Endeavor Group Holdings, Inc. shareholders' equity	1,670,349	1,247,046
Nonredeemable non-controlling interests	1,053,575	874,417
Total shareholders' equity	2,723,924	2,121,463
Total liabilities, redeemable interests and shareholders' equity	$11,359,387	$11,434,517

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,473,763	$1,069,582
Operating expenses:
Direct operating costs	694,641	546,392
Selling, general and administrative expenses	540,206	381,113
Insurance recoveries	(993)	(19,657)
Depreciation and amortization	65,994	67,236
Total operating expenses	1,299,848	975,084
Operating income	173,915	94,498
Other (expense) income:
Interest expense, net	(59,272)	(68,351)
Tax receivable agreements liability adjustment	(53,497)	—
Other income (expense), net	459,941	(3,215)
Income before income taxes and equity losses of affiliates	521,087	22,932
(Benefit from) provision for income taxes	(17,234)	5,085
Income before equity losses of affiliates	538,321	17,847
Equity losses of affiliates, net of tax	(20,655)	(15,471)
Net income	517,666	2,376
Less: Net income attributable to non-controlling interests	198,120	27,246
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(24,870)
Net income attributable to Endeavor Group Holdings, Inc.	$319,546	$—

Earnings per share of Class A common stock:
Basic	$1.19	N/A
Diluted	$1.16	N/A
Weighted average number of shares used in computing earnings per share:
Basic	268,489,176	N/A
Diluted	443,038,617	N/A

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net income	$517,666	$2,376
Other comprehensive income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gains (losses) on forward foreign exchange contracts	184	(1,358)
Reclassification of gains to net income for forward foreign exchange contracts	(786)	—
Unrealized gains on interest rate swaps	48,194	15,076
Reclassification of losses to net income for interest rate swaps	7,333	7,384
Foreign currency translation adjustments	(648)	(4,550)
Reclassification of foreign currency translation gains to net income for business divestiture	(127)	—
Total comprehensive income, net of tax	571,816	18,928
Less: Comprehensive income attributable to non-controlling interests	218,615	27,246
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(8,318)
Comprehensive income attributable to Endeavor Group Holdings, Inc.	$353,201	$—

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2022

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2022	$209,863	265,553,327	$2	186,222,061	$1	238,154,296	$2	$1,624,201	$(296,625)	$(80,535)	$1,247,046	$874,417	$2,121,463
Comprehensive income	4,236	-	-	-	-	-	-	-	319,546	33,655	353,201	214,379	567,580
Equity-based compensation	1,127	-	-	-	-	-	-	45,522	-	-	45,522	3,353	48,875
Issuance of Class A common stock due to exchanges	-	9,233,445	-	(9,254,304)	-	(2,738,675)	-	-	-	-	-	-	-
Issuance of Class A common stock due to releases of RSUs	-	911,757	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	-		-	-	-	(351)	(351)
Accretion of redeemable non- controlling interests	27,308	-	-	-	-	-	-	(27,308)	-	-	(27,308)	-	(27,308)
Acquisition of non-controlling interests	-	-	-	-	-	-	-	1,346	-	-	1,346	3,754	5,100
Non-controlling interests for sale of businesses	-	-	-	-	-	-	-	-	-	-	-	7,884	7,884
Equity reallocation between controlling and non-controlling interests	-	-	-	-	-	-	-	52,409	-	(2,548)	49,861	(49,861)	-
Tax receivable agreements in connection with exchanges	-	-	-	-	-	-	-	681	-	-	681	-	681
Balance at March 31, 2022	$242,534	275,698,529	$2	176,967,757	$1	235,415,621	$2	$1,696,851	$22,921	$(49,428)	$1,670,349	$1,053,575	$2,723,924

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND MEMBERS' EQUITY

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

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$517,666	$2,376
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	65,994	67,236
Amortization and write-off of original issue discount and deferred financing cost	5,099	7,139
Amortization of content costs	9,848	10,730
Loss (gain) on sale/disposal and impairment of assets	1,108	(2,539)
Gain on business divestiture	(478,641)	—
Equity-based compensation expense	50,856	16,491
Change in fair value of contingent liabilities	790	4,572
Change in fair value of equity investments with and without readily determinable fair value	(1,851)	(5,205)
Change in fair value of financial instruments	6,915	16,482
Equity losses of affiliates	20,655	15,471
Net provision for (benefit from) allowance for doubtful accounts	5,128	(352)
Net loss (gain) on foreign currency transactions	8,487	(2,966)
Distributions from affiliates	2,009	1,202
Tax receivable agreements liability adjustment	53,497	—
Income taxes	(25,787)	(4,782)
Other, net	(442)	88
Changes in operating assets and liabilities - net of acquisitions and divestiture:
Increase in receivables	(157,050)	(76,788)
(Increase)/decrease in other current assets	(4,960)	12,578
Increase in other assets	(37,183)	(189,401)
Decrease in deferred costs	87,278	41,390
(Decrease)/increase in deferred revenue	(153,627)	51,170
Decrease in accounts payable and accrued liabilities	(92,547)	(19,196)
Increase/(decrease) in other liabilities	58,660	(16,526)
Net cash used in operating activities	(58,098)	(70,830)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(64,168)	(425)
Purchases of property and equipment	(21,840)	(9,313)
Proceeds from business divestiture, net of cash sold	649,706	—
Proceeds from sale of assets	110	16,513
Investments in affiliates	(18,708)	(954)
Other, net	(361)	1,789
Net cash provided by investing activities	544,739	7,610
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	7,037	132,982
Payments on borrowings	(21,528)	(193,669)
Distributions	(351)	(5,173)
Redemption payments related to pre-IPO units	(7,067)	(7,177)
Acquisition of non-controlling interests	4,600	(500)
Payments of contingent consideration related to acquisitions	(1,697)	(1,778)
Other, net	(137)	(2,528)
Net cash used in financing activities	(19,143)	(77,843)
Change in cash, cash equivalents and restricted cash balances held for sale	28,736	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	319	(1,171)
Increase (decrease) in cash, cash equivalents and restricted cash	496,553	(142,234)
Cash, cash equivalents and restricted cash at beginning of year	1,793,036	1,190,333
Cash, cash equivalents and restricted cash at end of period	$2,289,589	$1,048,099

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.
DESCRIPTION OF BUSINESS AND ORGANIZATION

Endeavor Group Holdings, Inc. (the "Company" or "EGH") was incorporated as a Delaware corporation in January 2019. The Company was formed as a holding company for the purpose of completing an initial public offering ("IPO") and other related transactions in order to carry on the business of Endeavor Operating Company, LLC (d.b.a. Endeavor) and its subsidiaries (collectively, "Endeavor" or "EOC"). As the sole managing member of Endeavor Manager, LLC ("Endeavor Manager"), which in turn is the sole managing member of EOC, the Company operates and controls all the business and affairs of Endeavor, and through Endeavor and its subsidiaries, conducts the Company’s business. The Company is a global sports and entertainment company.

Prior to the IPO, Endeavor was owned by WME Holdco, LLC (which is referred to as "Holdco" herein and is principally owned by executive employees of the Company), affiliates of Silver Lake (which are collectively referred to as "Silver Lake" herein), and other investors and executive employees of the Company.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying disclosures.

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, allowance for doubtful accounts, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible assets and long-lived assets for impairment, consolidation, investments, redeemable non-controlling interests, the fair value of equity-based compensation, tax receivable agreements liability, income taxes and contingencies.

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

3.
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption did not have a material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets, expanding the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, the amendments in this update are effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

4.
ACQUISITIONS AND DIVESTITURE

2022 ACQUISITIONS

Diamond Baseball Holdings

In January 2022, the Company acquired four additional Professional Development League clubs (the "PDL Clubs"), which are being operated under the Diamond Baseball Holdings ("DBH") umbrella. DBH will support the PDL Clubs' commercial activities, content strategy and media rights. The combined aggregate purchase price for these four acquisitions was $64.2 million.

The Company incurred $0.6 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations. The goodwill was assigned to the Owned Sports Properties segment. The weighted average life of finite-lived intangible assets acquired for these four PDL Clubs is 18.7 years.

The results of these four PDL Clubs have been included in the consolidated financial statements since the dates of acquisition. For the three months ended March 31, 2022, these four PDL Clubs' consolidated revenue and net loss included in the consolidated statement of operations from the acquisition dates were $0.2 million and $1.0 million, respectively.

Preliminary Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

Accounts receivable	$89
Other current assets	491
Property and equipment	4,403
Right of use assets	7,270
Other assets	103
Intangible assets:
Customer relationships	1,960
Other	35,410
Goodwill	25,487
Accounts payable and accrued expenses	(93)
Other current liabilities	(56)
Operating lease liability	(9,470)
Deferred revenue	(1,426)
Net assets acquired	$64,168

2022 DIVESTITURE

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter of 2021, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities were reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is reflected as an equity method investment as of March 31, 2022 and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other income (expense), net during the three months ended March 31, 2022. The restricted Endeavor Content business was included in the Company’s Representation segment prior to the sale.

5. SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Accrued operating expenses	$286,576	$302,024
Payroll, bonuses and benefits	113,938	162,688
Other	59,914	59,349
Total accrued liabilities	$460,428	$524,061

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged			Balance at
	Beginning	(Credited) to Costs		Foreign	End of
	of Year	and Expenses	Deductions	Exchange	Period
Allowance for doubtful accounts
Three Months Ended March 31, 2022	$57,102	$5,699	$(571)	$(499)	$61,731

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Supplemental information:
Cash paid for interest	$47,038	$41,726
Cash payments for income taxes	7,751	7,709

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$11,639	$5,924
Establishment and acquisition of non-controlling interests	—	2,888
Accretion of redeemable non-controlling interests	27,308	(271)
Tax receivable agreements in connection with exchanges	681	—
Investment in affiliates retained from a business divestiture	196,345	—
Accrued redemption of units in other current liabilities	—	3,733

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2021	$2,741,048	$1,266,144	$499,362	$4,506,554
Acquisitions	25,487	—	—	25,487
Foreign currency translation and other	142	(1,488)	33	(1,313)
Balance — March 31, 2022	$2,766,677	$1,264,656	$499,395	$4,530,728

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2022 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.3	$990,126	$(305,384)	$684,742
Customer and client relationships	6.5	1,337,226	(1,023,960)	313,266
Internally developed technology	3.4	121,173	(73,612)	47,561
Other	15.3	177,947	(46,131)	131,816
		$2,626,472	$(1,449,087)	$1,177,385
Indefinite-lived:
Trade names		$336,437	$—	$336,437
Owned events		87,655	—	87,655
Total intangible assets		$3,050,564	$(1,449,087)	$1,601,477

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2021 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.3	$991,021	$(291,326)	$699,695
Customer and client relationships	6.7	1,344,783	(1,012,509)	332,274
Internally developed technology	3.9	120,175	(66,939)	53,236
Other	14.3	142,657	(44,608)	98,049
		$2,598,636	$(1,415,382)	$1,183,254
Indefinite-lived:
Trade names		$340,029	$—	$340,029
Owned events		88,401	—	88,401
Total intangible assets		$3,027,066	$(1,415,382)	$1,611,684

Intangible asset amortization expense was $42.9 million and $45.7 million for the three months ended March 31, 2022 and 2021, respectively.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	March 31,	December 31,
	2022	2021
Equity method investments	$373,417	$196,423
Equity investments without readily determinable fair values	118,379	101,124
Equity investments with readily determinable fair values	925	665
Total investments	$492,721	$298,212

Equity Method Investments

As of March 31, 2022 and December 31, 2021, the Company held various investments in non-marketable equity instruments of private companies. As of March 31, 2022, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business, Learfield IMG College, and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 20% to 50% as of March 31, 2022.

As of March 31, 2022, the Company’s ownership in Learfield IMG College was approximately 42%. The Company’s share of the net loss of Learfield IMG College for the three months ended March 31, 2022 and 2021 was $21.5 million and $18.8 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business. The investment is accounted for as an equity method investment. The Company’s share of the net loss of the restricted Endeavor Content business for the three months ended March 31, 2022 was $2.9 million and is recognized within equity losses of affiliates in the consolidated statement of operations.

Equity Investments without Readily Determinable Fair Values

As of March 31, 2022 and December 31, 2021, the Company held various investments in non-marketable equity instruments of private companies.

For the three months ended March 31, 2022 and 2021, the Company performed its assessment on its investments without readily determinable fair values and recorded an increase of $1.9 million and none, respectively, in other income (expense), net in the consolidated statements of operations. The increase was due to observable price changes. No investments were sold during the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company sold investments for net proceeds of $4.8 million and recorded related gains of $2.6 million.

Equity Investments with Readily Determinable Fair Values

As of March 31, 2022, the Company had three investments in publicly traded companies. During the three months ended March 31, 2022 , the Company did not sell any investments in publicly traded companies. During the three months ended March 31, 2021, the Company sold two investments in publicly traded companies for total net proceeds of $11.5 million. As of March 31, 2022 and December 31, 2021, the Company’s equity investments with readily determinable fair values were valued at $0.9 million and $0.7 million, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded (losses) gains of $(0.2) million and $5.2 million, respectively, due to the change in fair value in other income (expense), net in the consolidated statements of operations. See Note 9 for additional information regarding fair value measurements for these equity investments. The Company recorded no gains or losses on disposals/sales for the three months ended March 31, 2022 and 2021.

8. FINANCIAL INSTRUMENTS

The Company enters into forward foreign exchange contracts that economically hedge certain of its foreign currency risks, although hedge accounting does not apply or the Company elects not to apply hedge accounting. In addition, the Company enters into interest rate swaps to hedge certain of its interest rate risks on its debt. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Prior to the sale of the restricted Endeavor Content business, the Company also entered into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses denominated in various foreign currencies (i.e., cash flow hedges).

As of March 31, 2022, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from March 31, 2022) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£ 21,066	in exchange for	$28,499	£ 0.74

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains (losses) in accumulated other comprehensive income (loss) of $0.3 million and $(1.4) million for the three months ended March 31, 2022 and 2021, respectively. The Company reclassified a $0.8 million gain into net income for the three months ended March 31, 2022 in connection with the sale of the restricted Endeavor Content business and is included in the gain as described in Note 4. The Company did not reclassify any gains or losses into net income for the three months ended March 31, 2021.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net loss of $1.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, in other income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain (loss) of $0.5 million and $(11.4) million for the three months ended March 31, 2022 and 2021, respectively, in other income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. For the three months ended March 31, 2022 and 2021, the Company recorded gains of $47.7 million and $15.1 million in accumulated other comprehensive income (loss) and reclassified losses of $7.3 million and $7.4 million into net income, respectively.

9. FAIR VALUE MEASUREMENTS

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	March 31, 2022
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$925	$—	$—	$925
Interest rate swaps	—	8,846	—	8,846
Forward foreign exchange contracts	—	2,423	—	2,423
Total	$925	$11,269	$—	$12,194
Liabilities:
Contingent consideration	$—	$—	$25,957	$25,957
Interest rate swaps	—	2,130	—	2,130
Forward foreign exchange contracts	—	12,408	—	12,408
Total	$—	$14,538	$25,957	$40,495

	Fair Value Measurements as of
	December 31, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$665	$—	$—	$665
Forward foreign exchange contracts	—	2,529	—	2,529
Total	$665	$2,529	$—	$3,194
Liabilities:
Contingent consideration	$—	$—	$26,900	$26,900
Interest rate swaps	—	48,427	—	48,427
Forward foreign exchange contracts	—	13,363	—	13,363
Total	$—	$61,790	$26,900	$88,690

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2022.

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

The changes in the fair value of contingent consideration were as follows (in thousands):

Three Months Ended March 31,
2022
Balance at December 31, 2021	$26,900
Payments	(1,733)
Change in fair value	790
Balance at March 31, 2022	$25,957

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of March 31, 2022 and December 31, 2021, the Company had $0.4 million and $2.3 million in other current assets, none and $0.2 million in assets held for sale, $2.0 million and none in other assets, $5.8 million and $4.5 million in other current liabilities, none and $0.4 million in liabilities held for sale, and $6.6 million and $8.5 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of March 31, 2022 and December 31, 2021, the Company had $8.8 million and none in other assets, and $2.1 million and $48.4 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s interest rate swaps.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	March 31,	December 31,
	2022	2021
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,778,515	$2,786,048
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,833,017	2,840,767
Other debt (2.86%-14.50% Notes due at various dates through 2031)	159,828	159,010
Total principal	$5,771,360	$5,785,825
Unamortized discount	(24,081)	(26,077)
Unamortized issuance costs	(43,201)	(46,012)
Total debt	$5,704,078	$5,713,736
Less: current portion	(82,649)	(82,022)
Total long-term debt	$5,621,429	$5,631,714

2014 Credit Facilities

As of March 31, 2022 and December 31, 2021, the Company had $2.8 billion outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility").

The financial debt covenant of the 2014 Credit Facilities did not apply as of March 31, 2022 and December 31, 2021 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $19.6 million and $23.8 million as of March 31, 2022 and December 31, 2021, respectively.

Zuffa Credit Facilities

As of March 31, 2022 and December 31, 2021, the Company has $2.8 billion outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa.

The financial debt covenants of the Zuffa Credit Facilities did not apply as of March 31, 2022 and December 31, 2021 as Zuffa had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Under the Zuffa Credit Facilities, Zuffa had $10.0 million and no outstanding letters of credit as of March 31, 2022 and December 31, 2021, respectively.

Other Debt

On Location Revolver

The On Location ("OL") revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of March 31, 2022, the Company was in compliance with the financial debt covenants.

OL had no letters of credit outstanding under the revolving credit agreement as of March 31, 2022 and December 31, 2021.

Receivables Purchase Agreement

As of March 31, 2022 and December 31, 2021, the debt outstanding under these arrangements was $46.2 million and $50.5 million, respectively.

Zuffa Secured Commercial Loans

As of March 31, 2022 and December 31, 2021, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of March 31, 2022, EGH held long-term deferred tax benefits of $122.6 million in other assets and a tax receivable agreements liability of $191.2 million, of which $41.2 million is in other current liabilities and $149.9 million is in other long-term liabilities. As of December 31, 2021, EGH held long-term deferred tax benefits of $61.5 million in other assets and a tax receivable agreements liability of $133.8 million, of which $41.2 million is in other current liabilities and $92.6 million is in other long-term liabilities. Otherwise, EGH has no material separate cash flows, assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.5 billion and $5.6 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

11. REDEEMABLE NON-CONTROLLING INTERESTS

On Location

In connection with the acquisition of OL in 2020, the Company entered into an Amended and Restated Limited Liability Company Agreement of Endeavor OLE Parent, LLC ("OLE Parent") with 32 Equity LLC ("32 Equity"). The terms of the agreement provide 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the Commercial License Agreement ("CLA") or at its option at any time following the Lockup Period as defined. The Company also has certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event aforementioned put rights are not exercised. The put/call price is an amount equal to fair market value and the exercise of these put/call rights may give rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. At any time following the Lockup Period, 32 Equity will be entitled to a $41.0 million premium payment from the Company if both (i) 32 Equity or the Company exercise the put/call rights described above or there is a sale or IPO of OLE Parent and (ii) certain performance metrics based on average OL gross profit or NFL related business gross profit are achieved. The $41.0 million premium payment will also be payable if, prior to January 2, 2026, a sale or IPO of OLE Parent occurs or if 32 Equity exercises its put rights following a termination of the CLA due to an OL event of default (in which case the $41.0 million premium payment may be subject to proration). The $41.0 million premium payment was recognized as a separate unit of account from the non-controlling interest. The non-controlling interest was recognized at acquisition based on fair value of $65.2 million. During the three months ended March 31, 2021, the redeemable non-controlling interest was adjusted for certain net assets that were contributed during the period. In June 2021, the Company and 32 Equity agreed to fund a combined $40.0 million to OL. This amount was funded via a pro-rata capital contribution from the Company and 32 Equity of $34.6 million and $5.4 million, respectively. No further capital contributions are contracted for future periods. As of March 31, 2022 and December 31, 2021, the estimated redemption value was $69.3 million and $57.9 million, respectively. See Note 18 for related transactions that closed subsequent to March 31, 2022.

China

In June 2016, the Company received a contribution of $75.0 million from third parties in a newly formed subsidiary of the Company that was formed to expand the Company’s existing business in China. This contribution gave the non-controlling interests holders approximately 34% ownership of the subsidiary. The holders of the non-controlling interests have the right to put their investment to the Company at any time after June 1, 2023 for fair market value. As of March 31, 2022 and December 31, 2021, the estimated redemption value was $119.5 million and $107.5 million, respectively. See Note 18 for related transactions that closed subsequent to March 31, 2022.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of March 31, 2022 and December 31, 2021, the estimated redemption value was $9.7 million.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of March 31, 2022 and December 31, 2021, the estimated redemption value was below the carrying value of $23.2 million and $23.8 million, respectively.

12. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income available to common stockholders of the Company divided by the weighted average number of shares of Class A Common Stock outstanding during the same period.

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the period presented below:

Three Months Ended March 31, 2022

Basic earnings per share
Numerator
Consolidated net income	$517,666
Net income attributable to NCI (Endeavor Operating Company)	170,943
Net income attributable to NCI (Endeavor Manager Units)	27,177
Net income attributable to EGH common shareholders	$319,546
Denominator
Weighted average Class A Common Shares outstanding - Basic	268,489,176
Basic earnings per share	$1.19

Three Months Ended March 31, 2022

Diluted earnings per share
Numerator
Consolidated net income	$517,666
Net income attributable to NCI (Endeavor Operating Company)	5,407
Net income attributable to EGH common shareholders	$512,259

Denominator
Weighted average Class A Common Shares outstanding - Basic	268,489,176
Additional shares assuming exchange of all Endeavor Profits Units	4,219,455
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	2,863,781
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	167,466,205
Weighted average number of shares used in computing diluted earnings per share	443,038,617

Diluted earnings per share	$1.16

Securities that are anti-dilutive for the three months ended March 31, 2022
Stock Options	2,512,767
Unvested RSUs	1,268,888

13. INCOME TAXES

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

In accordance with ASC Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company would record income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three months ended March 31, 2022 and 2021 based upon the AETR.

The (benefit from) provision for income taxes for the three months ended March 31, 2022 and 2021 is $(17.2) million and $5.1 million, respectively, based on pretax income of $521.1 million and $22.9 million, respectively. The effective tax rate is (3.3)% and 22.2% for the three months ended March 31, 2022 and 2021, respectively. The tax expense for the three months ended March 31, 2022 differs from the same period in 2021 primarily due to the release of a $56.5 million valuation allowance on deferred tax assets offset by additional tax expense of $34.2 million primarily related to increased income during the current period. Any tax balances reflected on the March 31, 2022 balance sheet would be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2022.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to partnership income not subject to income tax; state and local income taxes; withholding taxes in foreign jurisdictions that are not based on net income; and income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate as well as the relative amount of income earned in those jurisdictions.

As of March 31, 2022 and December 31, 2021, the Company had unrecognized tax benefits of $41.4 million and $40.0 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

The Company records valuation allowances against its net deferred tax assets when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including historical results, reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. During the three months ended March 31, 2022, the Company released an additional $56.5 million valuation allowance on deferred tax assets due to the expected realization of certain tax benefits based on estimates of future taxable income. The Company has determined the remaining net deferred tax assets at EGH, exclusive of deferred tax liabilities associated with indefinite lived intangibles, will not be realized and as a result, has recorded a valuation allowance as of March 31, 2022.

Tax Receivable Agreements

In connection with the IPO and related transactions, the Company entered into TRAs with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO ("TRA Holders"). The TRAs generally provide for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize, as a result of (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRAs, (iii) deductions attributable to imputed interest pursuant to the TRAs and (iv) other tax attributes allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

As noted above, during the three months ended March 31, 2022, the Company released a valuation allowance of $56.5 million. In connection with the expected realization of certain tax benefits including deferred tax assets, the Company recorded an additional $57.3 million TRA liability. With the exception of the above, the Company has recorded a full valuation allowance with respect to the remaining deferred tax assets subject to the TRA.

If the existing valuation allowance recorded against deferred tax assets is released in a future period as a result of having sufficient taxable income, among other criteria, or other tax attributes subject to the TRAs are determined to be payable, additional TRA liabilities may be recorded. If the relevant criteria are met in 2022, the Company would release a valuation allowance and record the associated TRA liability, each of which we would expect to be material.

14. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$156,965	$163,121	$—	$320,086
Media production, distribution and content	2,300	85,224	73,743	161,267
Events and performance	137,424	577,468	—	714,892
Talent representation and licensing	—	—	199,171	199,171
Marketing	—	—	84,407	84,407
Eliminations	—	—	—	(6,060)
Total	$296,689	$825,813	$357,321	$1,473,763

	Three Months Ended March 31, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$177,653	$323,126	$—	$500,779
Media production, distribution and content	2,187	84,713	58,923	145,823
Events and performance	103,641	131,771	—	235,412
Talent representation and licensing	—	—	146,745	146,745
Marketing	—	—	43,241	43,241
Eliminations	—	—	—	(2,418)
Total	$283,481	$539,610	$248,909	$1,069,582

In the three months ended March 31, 2022 and 2021, there was revenue recognized of $17.4 million and $13.1 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of March 31, 2022 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2022	$1,197,201
2023	1,405,785
2024	1,106,909
2025	1,001,196
2026	151,097
Thereafter	583,010
$5,445,198

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

The following table presents the Company’s contract liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

Description	December 31, 2021	Additions	Deductions	Acquisitions	Foreign Exchange	March 31, 2022
Deferred revenue - current	$651,760	$651,266	$(806,155)	$1,321	$(1,615)	$496,577
Deferred revenue - noncurrent	$62,155	$4,141	$6,871	$—	$(120)	$73,047

15. SEGMENT INFORMATION

As of March 31, 2022, the Company has three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the "Corporate" group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2021. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended March 31,
	2022	2021
Owned Sports Properties	$296,689	$283,481
Events, Experiences & Rights	825,813	539,610
Representation	357,321	248,909
Eliminations	(6,060)	(2,418)
Total consolidated revenue	$1,473,763	$1,069,582

Reconciliation of segment profitability

	Three Months Ended March 31,
	2022	2021
Owned Sports Properties	$148,741	$145,549
Events, Experiences & Rights	132,483	39,050
Representation	101,705	61,483
Corporate	(68,480)	(46,616)
Adjusted EBITDA	314,449	199,466
Reconciling items:
Equity earnings of affiliates	(3,749)	(3,334)
Interest expense, net	(59,272)	(68,351)
Depreciation and amortization	(65,994)	(67,236)
Equity-based compensation expense	(50,856)	(16,491)
Merger, acquisition and earn-out costs	(12,794)	(10,985)
Certain legal costs	(1,002)	(3,952)
Restructuring, severance and impairment	(518)	(407)
Fair value adjustment - equity investments	1,653	7,799
Gain on sale of the restricted Endeavor Content business	463,641	—
Tax receivable agreements liability adjustment	(53,497)	—
Other	(10,974)	(13,577)
Income before income taxes and equity losses of affiliates	$521,087	$22,932

16. COMMITMENTS AND CONTINGENCIES

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

An employee of the Company is one of several individuals and entities named in a complaint by India’s Director of Enforcement ("DE"), initially filed in January 2015, alleging violations of the Foreign Exchange Management Act ("FEMA"). The complaint alleges that the employee participated as an advisor in a series of transactions in 2009 that were completed by and on behalf of a client, the Board of Control for Cricket in India (the "BCCI"), and that contravened two provisions of FEMA. The subject transactions were pursued under the direction and control of one of the BCCI’s board members. The Company is not alleged to have possessed any funds improperly or to have made or received any of the payments that are alleged to have violated FEMA. The Company is cooperating with the DE’s investigation which, at present, is in its early stages.

In July 2017, the Italian Competition Authority ("ICA") issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including the Company. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. The Company investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined the Company approximately EUR 0.3 million. As part of its decision, the ICA acknowledged the Company’s cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or "Lega Nazionale," and together with the three clubs, the "Plaintiffs") each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,592.2 million relating to Lega Nazionale, along with attorneys’ fees and costs (the "Damages Claims"). Since December 2020, four additional football clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim amounts in the aggregate totaling EUR 251.5 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim in the amount of EUR 92.1 million, in the case of one club, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other nine cases. Collectively, the interventions of these 14 clubs are the "Interventions." The Company intends to defend against the Damages Claims, Interventions and any related claims, and management believes that the Company has meritorious defenses to these claims, including the absence of standing of the clubs, and the absence of actual damage. The Company may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against the Company or settlement entered into, including with respect to claims or actions brought by other parties, could materially and adversely impact the Company’s business, financial condition and results of operations.

Zuffa has five related class-action lawsuits filed against it in the United States District Court for the Northern District of California (the "District Court") between December 2014 and March 2015 by a total of eleven former UFC fighters. The complaints in the five lawsuits are substantially identical. Each alleges that Zuffa violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopolizing the alleged market for elite professional MMA fighters’ services. Plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services and their intellectual property rights, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and injunctive relief. On December 14, 2020, the District Court orally indicated its intention to grant plaintiffs’ motion to certify the Bout Class (comprised of fighters who participated in bouts from December 16, 2010 to September 30, 2017) and to deny plaintiffs’ motion to certify the Identity Class (a purported class based upon the alleged expropriation and exploitation of fighter identities). The Company is awaiting the official written order from the judge and assuming he rules as previously indicated, then the Company will seek an appeal of this decision. On June 23, 2021, plaintiffs’ lawyers filed a new case against Zuffa and EGH alleging substantially similar claims, but providing for a class period from July 1, 2017 to present. Management believes that the Company has meritorious defenses against the allegations and intends to defend itself vigorously.

Commitments

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

17. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Other current assets	$13,454	$4,728
Investments	660	—
Other assets	—	322
Current liabilities	818	320
Other current liabilities	2,306	2,111

	Three Month Ended March 31,
	2022	2021
Revenue	$7,739	$7,000
Direct operating costs	4,696	2,133
Selling, general and administrative expenses	1,861	1,126
Other income (expense), net	(14,125)	875

As of March 31, 2022, the Company has an equity-method investment in Euroleague, a related party. For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $3.7 million and $2.2 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three months ended March 31, 2022 and 2021, the Company recognized revenue of $2.8 million and $2.6 million, respectively, for production services provided to Euroleague as well as direct operating costs of $1.4 million and $1.8 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Events, Experiences & Rights segment. As of March 31, 2022 and December 31, 2021, the Company had a receivable of $4.6 million and $1.4 million, respectively, and a payable of $1.4 million for both the periods.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three months ended March 31, 2022, the Company paid $15.0 million in transaction costs to Raine for investment banking services in connection with the sale of the restricted Endeavor Content business (Note 4). In addition, during the three months ended March 31, 2022, the Company invested $0.7 million in a non-marketable fund maintained by Raine.

18. SUBSEQUENT EVENTS

In April 2022, the Company acquired Mutua Madrid Open tennis tournament and additional assets, including the Acciona Open de España golf tournament, from Super Slam Ltd and its affiliates. The Company paid approximately EUR 360 million for consideration and transfer fees at closing and an additional EUR 30 million of consideration is payable within two years of closing. Considering the proximity of the closing of the acquisition, additional disclosures required under ASC Topic 805, Business Combinations, will be provided in the Company's next quarterly interim financial statements.

In April 2022, EOC issued 8,037,483 EOC common units (and 32 Equity obtained an equal number of paired shares of the Company's Class X common stock) in exchange for the non-controlling interests of OLE Parent. The aggregate value of the shares was $223.7 million based on the volume-weighted average trading price of the Class A common stock for thirty days ending on the day before the close. The Company also issued 495,783 shares of Class A common stock to several employees of the Company in exchange for the employees' direct or indirect interests in OLE Parent based on the same valuation. As a result of these transactions, OLE Parent became an indirect wholly-owned subsidiary of EOC.

In April 2022, the Company issued 5,693,774 shares of Class A common stock in exchange for the non-controlling partnership interests of WME IMG China, L.P ("Endeavor China"). The aggregate value of the shares was $158.5 million based on the volume-weighted average trading price of the Class A common stock for thirty days ending on the day before the close. In addition, EOC issued 659,896 common units in EOC to several employees of the Company, including members of management (and such employees obtained an equal number of paired shares of the Company's Class X common stock), in exchange for the employees' direct or indirect interests in Endeavor China based on the same valuation. As a result of these transactions, Endeavor China became an indirect wholly-owned subsidiary of EOC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our 2021 Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" of our 2021 Annual Report or in other sections of the 2021 Annual Report and this Quarterly Report.

BUSINESS OVERVIEW

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

Segments

We operate our business in three segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; and (iii) Representation.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of scarce sports properties, including UFC, Professional Bull Riders ("PBR"), Euroleague and Diamond Baseball Holdings ("DBH"), that generate significant growth through innovative rights deals and exclusive live events.

Through the UFC, the world’s premier professional MMA organization, we produce more than 40 live events annually which are broadcast in over 160 countries and territories to approximately one billion TV households. UFC was founded in 1993 and has grown in popularity after hosting more than 500 events and reaching a global audience through an increasing array of broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with ESPN and other international broadcasters and our increasing consumer engagement is reflected by the growth of FIGHT PASS subscribers and overall follower growth and engagement across our social channels - now reaching 188 million followers.

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

At the end of 2021 and in January 2022, we acquired ten Professional Development League clubs, whose results are included in Owned Sports Properties and are being operated under the DBH umbrella.

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

We are one of the largest independent global distributors of sports video programming and data. We sell media rights globally on behalf of more than 150 clients such as the International Olympic Committee, the National Football League, and the National Hockey League, as well as for our owned assets and channels. We also provide league advisory services given the array of experience we have to offer. Through IMG ARENA, we work with more than 470 leading sportsbook brands worldwide to deliver live streaming video and data feeds for more than 45,000 sports events annually, as well as for on-demand virtual sports products including our own UFC Event Centre. We also leverage the technology derived from IMG ARENA to provide streaming video solutions to our clients and our owned assets via Endeavor Streaming.

Additionally, we own and operate IMG Academy, a leading academic and sports training institution located in Florida, as well as Next College Student Athlete ("NCSA"), which provides recruiting and admissions services to high school student athletes and college athletic departments and admissions officers.

In September 2021, we signed an agreement to acquire the OpenBet business of Scientific Games Corporation ("OpenBet"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. Based on the agreement, we will pay consideration to Scientific Games Corporation of $1.2 billion, consisting of cash of $1.0 billion, expected to be funded with cash on hand and 7,605,199 newly-issued shares of our Class A common stock with a value of $200 million based on the volume-weighted average trading price of the Class A common stock for the twenty trading days ended on September 24, 2021. The closing of this transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the third quarter of 2022. Upon closing of the acquisition, we expect to create a new reportable segment that will include IMG ARENA and the OpenBet business.

In April 2022, we acquired the Mutua Madrid Open tennis tournament and additional assets, including the Acciona Open de España golf tournament, from Super Slam Ltd and its affiliates. We paid approximately EUR 360 million for consideration and transfer fees upon closing and an additional EUR 30 million of consideration is payable within two years of closing.

Representation

Our Representation segment provides services to more than 7,000 talent and corporate clients. Our Representation business deploys a subset of our integrated capabilities on behalf of our clients.

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

Previously, our Representation segment included our restricted Endeavor Content business, which provided a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In February 2021, the Company signed the Franchise Agreements directly with the WGA. These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities were reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. Our retained 20% interest is reflected as an equity method investment as of March 31, 2022 and is not part of the Representation segment.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic rapidly changed market and economic conditions globally, including significantly impacting the entertainment and sports industries as well as our business, results of operations, financial position and cash flows. It began to have a significant adverse impact on our business and operations beginning in March 2020, including the lack of ticketed PBR and UFC events and the early cancellation of the 2019-2020 Euroleague season adversely impacting our Owned Sports Properties segment; the postponement or cancellation of live sporting events and other in-person events adversely impacting our Events, Experiences & Rights segment; and stoppages of entertainment productions, including film, television shows and music events, as well as reduced corporate spending on marketing, experiential and activation, adversely impacting our Representation segment. While activity has resumed in all of our businesses and restrictions have been lessened or lifted, restrictions could in the future be increased or reinstated.

UFC Buyout

Substantially simultaneous with the closing of the IPO, we consummated transactions whereby we acquired equity interests in UFC Parent (including warrants of UFC Parent) from the Other UFC Holders (or their affiliates) resulting in Endeavor Operating Company directly or indirectly owning 100% of the equity interests of UFC Parent (the "UFC Buyout").

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

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Endeavor Manager and Endeavor Operating Company, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreements ("TRA"). The Company entered into the TRAs with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The TRAs generally provide for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreements".

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2022 and 2021. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three months ended March 31,
(in thousands)	2022	2021
Revenue	$1,473,763	$1,069,582
Operating expenses:
Direct operating costs	694,641	546,392
Selling, general and administrative expenses	540,206	381,113
Insurance recoveries	(993)	(19,657)
Depreciation and amortization	65,994	67,236
Total operating expenses	1,299,848	975,084
Operating income	173,915	94,498
Other (expense) income:
Interest expense, net	(59,272)	(68,351)
Tax receivable agreements liability adjustment	(53,497)	—
Other income (expense), net	459,941	(3,215)
Income before income taxes and equity losses of affiliates	521,087	22,932
(Benefit from) provision for income taxes	(17,234)	5,085
Income before equity losses of affiliates	538,321	17,847
Equity losses of affiliates, net of tax	(20,655)	(15,471)
Net income	517,666	2,376
Less: Net income attributable to non-controlling interests	198,120	27,246
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(24,870)
Net income attributable to Endeavor Group Holdings, Inc.	$319,546	$—

Revenue

Revenue increased $404.2 million, or 37.8%, to $1,473.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as the Company rebounds from the impact of COVID-19.

•
Owned Sports Properties increased by $13.2 million, or 4.7%. The increase was due to an increase at PBR of $19 million due to an increase in the number of events and elimination of fan attendance restrictions. The increase was offset by a decrease at UFC of $8 million due to one less PPV event held in 2022 offset by the benefit from greater sponsorship, licensing, commercial PPV and event related revenue.
•
Events, Experiences & Rights increased by $286.2 million, or 53.0%. The increase was primarily driven by an increase of $446 million attributable to the return of live events in 2022 and $38 million from NCSA acquired in the second quarter of 2021, partially offset by a decrease of $160 million in media rights fees primarily due to the expiration of two European soccer contracts in the second quarter of 2021 and the additional matches in 2021 due to the modified schedules of the 2020 season due to COVID-19.
•
Representation increased by $108.4 million, or 43.6%. The increase was primarily driven by a $52 million increase in client commissions and a $41 million increase in corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19.

Direct operating costs

Direct operating costs increased $148.2 million, or 27.1%, to $694.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to an increase of $307 million for event costs related to the return of live events and a $29 million increase in marketing and experiential activation costs in connection with the revenue increases mentioned above. This increase was partially offset by a decrease of $195 million in media rights costs due to the decrease in media rights revenue described above, including the expiration of two European soccer contracts in the second quarter of 2021 whose costs were in excess of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $159.1 million, or 41.7%, to $540.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was principally due to higher cost of personnel, including equity-based compensation, and other operating expenses as the business recovers from the impact of COVID-19.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the three months ended March 31, 2022 and 2021, we recognized $1.0 million and $19.7 million of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $1.2 million, or 1.8%, to $66.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decreases were primarily driven by certain intangible assets becoming fully amortized partially offset by intangibles acquired through acquisitions.

Interest expense, net

Interest expense, net decreased $9.1 million, or 13.3% to $59.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by lower indebtedness as a result of the repayments of debt in June 2021 and the sale of the restricted Endeavor Content business and associated Endeavor Content facility in January 2022 partially offset by higher indebtedness under our UFC Credit Facilities.

Tax receivable agreements liability adjustment

The Company recorded a $53.5 million expense for the tax receivable agreements liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2022 was income of $459.9 million compared to expense of $3.2 million for the three months ended March 31, 2021. The income for the three months ended March 31, 2022 included a gain of $463.6 million for the sale of the restricted Endeavor Content business partially offset by $4.7 million for foreign currency transaction losses. The expense for the three months ended March 31, 2021 included an $11.4 million loss due to the change in the fair value of embedded foreign currency derivatives partially offset by $7.8 million of gains from changes in fair value of equity instruments.

(Benefit for) provision for income taxes

For the three months ended March 31, 2022, we recorded a benefit for income taxes of $17.2 million compared to a provision for income taxes of $5.1 million for the three months ended March 31, 2021. The change was primarily due to the release of a $56.5 million valuation allowance on deferred tax assets offset by additional tax expense of $34.2 million primarily related to increased income for the three months ended March 31, 2022. The release of the valuation allowance was due to the expected realization of certain tax benefits in connection with the recording of a TRA liability.

Equity losses of affiliates, net of tax

Equity losses of affiliates increased $5.2 million to $20.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the higher losses related to our investment in Learfield IMG College as well as losses from the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests was $198.1 million for the three months ended March 31, 2022 compared to $27.2 million for the three months ended March 31, 2021. The change was primarily driven by the effect of the reorganization transactions.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue:
Owned Sports Properties	$296,689	$283,481
Events, Experiences & Rights	825,813	539,610
Representation	357,321	248,909
Eliminations	(6,060)	(2,418)
Total Revenue	$1,473,763	$1,069,582
Adjusted EBITDA:
Owned Sports Properties	$148,741	$145,549
Events, Experiences & Rights	132,483	39,050
Representation	101,705	61,483
Corporate	(68,480)	(46,616)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Revenue	$296,689	$283,481
Direct operating costs	$94,716	$92,216
Selling, general and administrative expenses	$52,872	$47,712
Adjusted EBITDA	$148,741	$145,549
Adjusted EBITDA margin	50.1%	51.3%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenue for the three months ended March 31, 2022 increased $13.2 million, or 4.7%, to $296.7 million, compared to the three months ended March 31, 2021. The increase was driven primarily by an increase in PBR of $19 million driven by an increase in Velocity Tour and Unleash The Beast events and the elimination of fan restrictions. These increases were offset by a decrease in UFC of $8 million, which was due to holding one less PPV event during 2022 offset by the benefit from greater sponsorship, licensing, commercial PPV and event related revenue.

Direct operating costs for the three months ended March 31, 2022 increased $2.5 million, or 2.7%, to $94.7 million, compared to the three months ended March 31, 2021. The increase was attributable to increases in the number of PBR events held, which was partially offset by lower event expenses for UFC from having one less PPV event.

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $5.2 million, or 10.8%, to $52.9 million, compared to the three months ended March 31, 2021. The increase was primarily attributable to $8 million of expenses incurred by Diamond Baseball Holdings partially offset by lower travel expenses related to UFC due to one less event and fewer events held internationally.

Adjusted EBITDA for the three months ended March 31, 2022 increased $3.2 million, or 2.2%, to $148.7 million, compared to the three months ended March 31, 2021. The increase in Adjusted EBITDA was primarily driven by increases in revenue partially offset by increases in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Revenue	$825,813	$539,610
Direct operating costs	$536,213	$421,536
Selling, general and administrative expenses	$162,172	$100,271
Adjusted EBITDA	$132,483	$39,050
Adjusted EBITDA margin	16.0%	7.2%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenue for the three months ended March 31, 2022 increased $286.2 million, or 53.0%, to $825.8 million, compared to the three months ended March 31, 2021. Event and performance revenue increased $446 million primarily due to events returning in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19, including Super Bowl LVI, Miami Open, NCAA Men’s March Madness, Frieze LA and various music events, as well as an increase of $38 million related to NCSA, which was acquired in the second quarter of 2021. Media rights fees decreased $160 million primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed and the additional matches in 2021 due to the modified schedules of the 2020 season due to COVID-19.

Direct operating costs for the three months ended March 31, 2022 increased $114.7 million, or 27.2%, to $536.2 million, compared to the three months ended March 31, 2021. Live event and performance costs increased $305 million due to the increases in related revenue. This increase was partially offset by a decrease in media rights of $195 million due to the decrease in revenue described above, including the expiration of two European soccer contracts in the second quarter of 2021 whose costs were in excess of revenue.

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $61.9 million, or 61.7%, to $162.2 million, compared to the three months ended March 31, 2021. The increase was primarily driven by increased cost of personnel as the business recovers from the impact of COVID-19. The acquisition of NCSA contributed approximately $27 million in selling, general and administrative expenses for the three months ended March 31, 2022.

Adjusted EBITDA for the three months ended March 31, 2022 increased $93.4 million, or 239.3%, to $132.5 million, compared to the three months ended March 31, 2021. The increase in Adjusted EBITDA was primarily driven by the growth in revenue partially offset by increases in related direct operating costs and selling, general and administrative expenses as well as a decrease in insurance recoveries related to cancelled events.

Representation

The following table sets forth our Representation segment results for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Revenue	$357,321	$248,909
Direct operating costs	$69,773	$35,058
Selling, general and administrative expenses	$185,882	$152,159
Adjusted EBITDA	$101,705	$61,483
Adjusted EBITDA margin	28.5%	24.7%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenue for the three months ended March 31, 2022 increased $108.4 million, or 43.6%, to $357.3 million, compared to the three months ended March 31, 2021. The increase was primarily attributable to an increase of $52 million related to client commissions due primarily to the continued strong demand for our talent and the recovery of live entertainment and $41 million attributable to an increase in corporate spending on marketing and experiential activations.

Direct operating costs for the three months ended March 31, 2022 increased $34.7 million, or 99.0%, to $69.8 million, compared to the three months ended March 31, 2021. The increase was primarily attributable to the above mentioned increase in marketing and experiential activations.

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $33.7 million, or 22.2%, to $185.9 million, compared to the three months ended March 31, 2021. The increase was primarily driven by cost of personnel as the business recovers from the impact of COVID-19 partially offset by the sale of the restricted Endeavor Content business in January 2022.

Adjusted EBITDA for the three months ended March 31, 2022 increased $40.2 million, or 65.4%, to $101.7 million, compared to the three months ended March 31, 2021. The increase in Adjusted EBITDA was driven by the growth in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses.

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

The following table sets forth our results for Corporate for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Adjusted EBITDA	$(68,480)	$(46,616)

Adjusted EBITDA for the three months ended March 31, 2022 decreased $21.9 million, or 46.9%, to $68.5 million, compared to the three months ended March 31, 2021. The decline was driven by an increase in cost of personnel and other general and administrative expenses.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings, tax receivable agreements liability adjustment, and certain other items, including gains/losses on business divestitures, when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

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

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$517,666	$2,376
(Benefit from) provision for income taxes	(17,234)	5,085
Interest expense, net	59,272	68,351
Depreciation and amortization	65,994	67,236
Equity-based compensation expense (1)	50,856	16,491
Merger, acquisition and earn-out costs (2)	12,794	10,985
Certain legal costs (3)	1,002	3,952
Restructuring, severance and impairment (4)	518	407
Fair value adjustment - equity investments (5)	(1,653)	(7,799)
Equity method losses - Learfield IMG College and Endeavor Content (6)	24,404	18,805
Gain on sale of the restricted Endeavor Content business(7)	(463,641)	—
Tax receivable agreements liability adjustment (8)	53,497	—
Other (9)	10,974	13,577
Adjusted EBITDA	$314,449	$199,466
Net income margin	35.1%	0.2%
Adjusted EBITDA margin	21.3%	18.6%

Adjusted Net Income

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$517,666	$2,376
Net income attributable to non-controlling interests	(198,120)	(27,246)
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—
Net income attributable to Endeavor Group Holdings, Inc.	319,546	—
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(24,870)
Amortization	42,916	45,728
Equity-based compensation expense (1)	50,856	16,491
Merger, acquisition and earn-out costs (2)	12,794	10,985
Certain legal costs (3)	1,002	3,952
Restructuring, severance and impairment (4)	518	407
Fair value adjustment - equity investments (5)	(1,653)	(7,799)
Equity method losses - Learfield IMG College and Endeavor Content (6)	24,404	18,805
Gain on sale of the restricted Endeavor Content business(7)	(463,641)	—
Tax receivable agreements liability adjustment (8)	53,497	—
Other (9)	10,974	13,577
Tax effects of adjustments (10)	21,104	(6,319)
Other tax items (11)	(56,513)	—
Adjustments allocated to non-controlling interests (12)	113,408	(12,847)
Adjusted Net Income	$129,212	$58,110
(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The increase for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to grants under the 2021 Incentive Award Plan that were issued in connection with and following the IPO. Equity-based compensation was recognized in all segments and Corporate for three months ended March 31, 2022 and 2021.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the three months ended March 31, 2022 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $8 million, which primarily related to our Events, Experiences & Rights and Representation segments. Professional advisor costs were approximately $5 million and related to all of our segments.

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

Such costs for the three months ended March 31, 2022 primarily relates to the restructuring expenses in our Events, Experiences & Rights and Representation segments.

Such costs for the three months ended March 31, 2021 primarily related to severance related to the cessation of operations of certain events in our Events, Experiences & Rights segment.

(5)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.
(6)
Relates to equity method losses from our investment in Learfield IMG College as well as losses from the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022.
(7)
Relates to the gain recorded for the sale of the restricted Endeavor Content business, net of transactions costs of $15.0 million.
(8)
Includes a $53.5 million expense for the tax receivable agreements liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs.
(9)
For the three months ended March 31, 2022, other costs were comprised primarily of losses of approximately $5 million on foreign exchange transactions, which related to all of our segments and Corporate, approximately $3 million of transaction bonuses related to the sale of the restricted Endeavor Content business in our Representation segment and an approximately $1 million loss on disposal of an asset related to our Events, Experiences & Rights segment.

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

(10)
Reflects the tax effect of the adjustments noted above.
(11)
Such item for the three months ended March 31, 2022 reflects the release of a $56.5 million valuation allowance on deferred tax assets due to the expected realization of certain tax benefits related to the TRA liability.
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

LIQUIDITY AND CAPITAL RESOURCES

Historical liquidity and capital resources

Sources and uses of cash

Cash flows from operations have historically funded our day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as serviced our long-term debt. Our other principal use of cash has been the acquisition of businesses, which have been funded primarily through equity contributions from our pre-IPO institutional investors, the issuance of long-term debt and proceeds received from our initial public offering and private placement.

Debt facilities

As of March 31, 2022, we had an aggregate of $5.6 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of March 31, 2022, we had total borrowing capacity of $405 million under the Senior Credit Facilities, of which approximately $375 million was available to borrow.

Credit Facilities

As of March 31, 2022, we have borrowed an aggregate of $2.8 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the "ABR") plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2020, we issued $260.0 million as a separate tranche of term loans, which accrued interest at a rate equal to adjusted LIBOR plus 8.50%, with a LIBOR floor of 1%. On June 29, 2021, we repaid the outstanding principal of $256.7 million as well as associated fees and expenses incurred due to early redemption of $28.6 million.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. As of March 31, 2022, approximately 54% of our Term Loans is hedged. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of March 31, 2022, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. On June 29, 2021, we repaid $163.1 million under the revolving credit facility. As of March 31, 2022, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $19.6 million. The revolving facility matures on May 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on March 31, 2022, as we had no borrowing outstanding under the revolving credit facility.

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

UFC Credit Facilities

As of March 31, 2022, we have borrowed an aggregate of $2.8 billion of first lien term loans under the UFC Credit Facilities. Following a repricing under the UFC Credit Facilities in January 2021, borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of March 31, 2022, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt. On June 29, 2021, we repaid $180.2 million of first lien term loans under the UFC Credit Facilities. On October 27, 2021, we amended the facility to provide for a $600 million term loan, which we borrowed in full.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of March 31, 2022, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. The revolving facility under the UFC Credit Facilities matures on April 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on March 31, 2022, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of March 31, 2022, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which $10.0 million was outstanding and $52.0 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2022 and 2025, bearing interest at rates of 2.75%.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the "OL Credit Facility"). As of March 31, 2022, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income, adjusted for non-cash items	$241,331	$125,943
Changes in working capital	(309,072)	13,264
Changes in non-current assets and liabilities	9,643	(210,037)
Net cash used in operating activities	$(58,098)	$(70,830)
Net cash provided by investing activities	$544,739	$7,610
Net cash used in financing activities	$(19,143)	$(77,843)

Cash used in operating activities improved $12.7 million from $70.8 million of cash used in the three months ended March 31, 2021 to $58.1 million of cash used in the three months ended March 31, 2022. Cash used in the three months ended March 31, 2022 was primarily due to the increase in accounts receivable of $157.1 million due to timing of events and the decrease in deferred revenue of $153.6 million due to events taking place in 2022, such as Super Bowl LVI and various music events, partially offset by net income, adjusted for non-cash items. Cash used in the three months ended March 31, 2021 primarily represents an increase in other assets of $189.4 million from additional investments in Endeavor Content film assets and an increase in accounts receivable of $76.8 million.

Investing activities increased from $7.6 million of cash provided in the three months ended March 31, 2021 to $544.7 million of cash provided in the three months ended March 31, 2022. Cash provided in the three months ended March 31, 2022 primarily reflects net cash proceeds received from the sale of the restricted Endeavor Content business of $649.7 million offset by payments for acquisitions of businesses, capital expenditures and investments in non-controlled affiliates totaling $104.7 million. Cash provided in the three months ended March 31, 2021 primarily reflects proceeds received from sale of assets of $16.5 million offset by capital expenditures of $9.3 million.

Financing activities improved from $77.8 million of cash used in the three months ended March 31, 2021 to $19.1 million of cash used in the three months ended March 31, 2022. Cash used in the three months ended March 31, 2022 primarily reflects net payments on debt of $14.5 million and redemption of certain of our equity interests of $7.1 million. Cash provided in the three months ended March 31, 2021 primarily reflects net payments on debt of $60.7 million, redemption of certain of our equity interests of $7.2 million and distributions of $5.2 million.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations and (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein). Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service for at least the next 12 months.

Our cash and cash equivalents consist primarily of cash on deposit with banks and liquid investments in money market funds. As of March 31, 2022, cash and cash equivalents totaled $2,030.3 million, including cash held at non-wholly owned consolidated subsidiaries where cash distributions may be subject to restriction under applicable operating agreements or debt agreements and, due to such restrictions, may not be readily available to service obligations outside of those subsidiaries. These balances, which primarily consist of Endeavor China and On Location, were $147.0 million as of March 31, 2022. In connection with our buyout of the minority interests of Endeavor China and On Location in April 2022, the distribution restrictions are no longer applicable.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions (including OpenBet and Madrid Open, which closed in April 2022) and settle acquisition earn-outs from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreements, (7) pay income taxes, (8) make distributions to members and (9) reduce our outstanding indebtedness under our Senior Credit Facilities.

We expect to refinance the Senior Credit Facilities prior to the maturity of the outstanding loans, with the first maturity for outstanding term loans under the Senior Credit Facilities occurring in 2025. We currently anticipate being able to secure funding for such refinancing at favorable terms, however our ability to do so may be impacted by many factors, including our growth and other factors specific to our business as well as macro- economic factors beyond our control.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreements. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreements will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreements will vary depending upon a number of factors, including the amount, character and timing of the taxable income of EGH in the future. If the existing valuation allowance recorded against deferred tax assets is released in a future period as a result of having sufficient taxable income, among other criteria, or other tax attributes subject to the tax receivable agreements are determined to be payable, additional tax receivable agreements liabilities may be recorded. We believe that during 2022, the relevant criteria may be met, and at that time, we would release a valuation allowance, which such benefit may exceed $700 million. In addition, we would record the associated tax receivable agreements liability, which if based on all exchanges that have occurred as of March 31, 2022 would exceed $900 million.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" in our 2021 Annual Report. During the three months ended March 31, 2022, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2021 Annual Report.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $1.5 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of March 31, 2022, a 1% increase in the effective interest rates would have increased our annual interest expense by $41 million.

Certain tenors of LIBOR were discontinued on December 31, 2021 and the remaining tenors are expected to be discontinued on or after June 30, 2023. Our loans are benchmarked off tenors, including 1 month and 3 month LIBOR, expiring in June 2023. Our Credit Agreement includes fallback language for the new standard benchmark rate that will be offered, Secured Overnight Financing Rate "SOFR." We cannot quantify the impact of LIBOR’s replacement benchmark rate at this time.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the three months ended March 31, 2022, revenues would have decreased by approximately $24.1 million and operating income would have improved by approximately $2.0 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2021 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our 2021 Annual Report.

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

ENDEAVOR GROUP HOLDINGS, INC.

Date: May 12, 2022	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)