Form 10-Q
period 2022-06-30
Endeavor Group Holdings, Inc.
filed 2022-08-12
CIK 1766363

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 31, 2022, there were 285,838,306 shares of the registrant’s Class A common stock outstanding, 183,847,173 shares of the registrant’s Class X common stock outstanding and 235,001,875 shares of the registrant’s Class Y common stock outstanding.

Table of Contents

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
•
risk related to our gaming business and applicable regulatory requirements;
•
our control by Messrs. Emanuel and Whitesell, the Executive Holdcos, and the Silver Lake Equityholders;
•
risk related to our organization and structure;
•
risks related to tax matters;
•
risks related to our Class A common stock; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of

Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Annual Report"), as updated by Part II, Item 1A. "Risk Factors" of this Quarterly Report, and Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission.

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

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,824,012	$1,560,995
Restricted cash	324,899	232,041
Accounts receivable (net of allowance for doubtful accounts of $62,631 and $57,102, respectively)	826,715	615,010
Deferred costs	222,067	255,371
Assets held for sale	19,690	885,633
Other current assets	243,646	204,697
Total current assets	3,461,029	3,753,747
Property and equipment, net	630,280	629,807
Operating lease right-of-use assets	357,406	373,652
Intangible assets, net	1,915,898	1,611,684
Goodwill	4,540,660	4,506,554
Investments	483,590	298,212
Other assets	347,755	260,861
Total assets	$11,736,618	$11,434,517
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$600,026	$558,863
Accrued liabilities	490,577	524,061
Current portion of long-term debt	87,113	82,022
Current portion of operating lease liabilities	58,989	59,743
Deferred revenue	564,267	651,760
Deposits received on behalf of clients	312,336	216,632
Liabilities held for sale	4,985	507,303
Other current liabilities	150,417	105,053
Total current liabilities	2,268,710	2,705,437
Long-term debt	5,596,660	5,631,714
Long-term operating lease liabilities	345,762	363,568
Other long-term liabilities	400,137	402,472
Total liabilities	8,611,269	9,103,191
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	48,630	209,863
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 285,731,884 and 265,553,327 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class X common stock, $0.00001 par value; 4,987,036,068 and 5,000,000,000 shares authorized; 183,897,784 and 186,222,061 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class Y common stock, $0.00001 par value; 997,261,325 and 1,000,000,000 shares authorized; 235,001,875 and 238,154,296 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,962,051	1,624,201
Retained earnings (accumulated deficit)	—	(296,625)
Accumulated other comprehensive loss	(61,265)	(80,535)
Total Endeavor Group Holdings, Inc. shareholders' equity	1,900,791	1,247,046
Nonredeemable non-controlling interests	1,175,928	874,417
Total shareholders' equity	3,076,719	2,121,463
Total liabilities, redeemable interests and shareholders' equity	$11,736,618	$11,434,517

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,312,515	$1,111,272	$2,786,278	$2,180,854
Operating expenses:
Direct operating costs	508,385	570,955	1,203,026	1,117,347
Selling, general and administrative expenses	587,499	785,101	1,127,705	1,166,214
Insurance recoveries	—	(10,210)	(993)	(29,867)
Depreciation and amortization	65,612	69,161	131,606	136,397
Impairment charges	—	3,770	—	3,770
Total operating expenses	1,161,496	1,418,777	2,461,344	2,393,861
Operating income (loss)	151,019	(307,505)	324,934	(213,007)
Other (expense) income:
Interest expense, net	(62,505)	(83,836)	(121,777)	(152,187)
Loss on extinguishment of debt	—	(28,628)	—	(28,628)
Tax receivable agreements liability adjustment	2,405	—	(51,092)	—
Other (expense) income, net	(6,133)	7,933	453,808	4,718
Income (loss) before income taxes and equity losses of affiliates	84,786	(412,036)	605,873	(389,104)
Provision for (benefit from) income taxes	2,699	60,918	(14,535)	66,003
Income (loss) before equity losses of affiliates	82,087	(472,954)	620,408	(455,107)
Equity losses of affiliates, net of tax	(39,867)	(43,813)	(60,522)	(59,284)
Net income (loss)	42,220	(516,767)	559,886	(514,391)
Less: Net income (loss) attributable to non-controlling interests	16,414	(190,354)	214,534	(163,108)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(6,816)	—	(31,686)
Net income (loss) attributable to Endeavor Group Holdings, Inc.	$25,806	$(319,597)	$345,352	$(319,597)

Earnings (loss) per share of Class A common stock(1):
Basic	$0.09	$(1.24)	$1.27	$(1.24)
Diluted	$0.09	$(1.24)	$1.24	$(1.24)
Weighted average number of shares used in computing earnings (loss) per share:
Basic	281,623,228	258,266,323	275,092,484	258,266,323
Diluted	449,733,965	258,266,323	446,419,024	258,266,323

(1) Basic and diluted loss per share of Class A common stock presented for 2021 is applicable only for the period from May 1, 2021 through June 30, 2021, which is the period following the initial public offering ("IPO") and the related Reorganization Transactions (as defined in note 1 to the unaudited consolidated financial statements). See Note 12 for the calculation of the numbers of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$42,220	$(516,767)	$559,886	$(514,391)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized (losses) gains on forward foreign exchange contracts	(197)	1,570	(13)	212
Reclassification of losses (gains) to net income (loss) for forward foreign exchange contracts	—	7	(786)	7
Unrealized gains (losses) on interest rate swaps	14,031	(1,802)	62,225	13,274
Reclassification of losses to net income (loss) for interest rate swaps	7,159	7,552	14,492	14,936
Foreign currency translation adjustments	(39,178)	2,170	(39,826)	(2,380)
Reclassification of foreign currency translation gains to net income for business divestiture	—	—	(127)	—
Total comprehensive income (loss), net of tax	24,035	(507,270)	595,851	(488,342)
Less: Comprehensive income (loss) attributable to non-controlling interests	9,768	(187,871)	228,383	(160,625)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(3,703)	—	(12,021)
Comprehensive income (loss) attributable to Endeavor Group Holdings, Inc.	$14,267	$(315,696)	$367,468	$(315,696)

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30, 2022
										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Retained	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Holdings, Inc.	Interests	Equity

Balance at April 1, 2022	$242,534	275,698,529	$2	176,967,757	$1	235,415,621	$2	$1,696,851	$22,921	$(49,428)	$1,670,349	$1,053,575	$2,723,924
Comprehensive income	481	—	—	—	—	—	—	—	25,806	(11,539)	14,267	9,287	23,554
Equity-based compensation	(3,403)	—	—	—	—	—	—	46,276	—	—	46,276	15,764	62,040
Issuance of Class A common stock due to exchanges	—	1,753,968	—	(1,767,352)	—	(413,746)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	1,695,638	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(25,602)	(25,602)
Accretion of redeemable non- controlling interests	59,700	—	—	—	—	—	—	(10,973)	(48,727)	—	(59,700)	—	(59,700)
Issuance of Class A common stock due to an acquisition	—	396,917	—	—	—	—	—	11,014	—	—	11,014	—	11,014
Establishment and acquisition of non-controlling interests	(250,682)	6,186,832	—	8,697,379	—	—	—	210,059	—	—	210,059	131,336	341,395
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	8,730	—	(298)	8,432	(8,432)	—
Tax receivable agreements in connection with exchanges	—	—	—	—	—	—	—	94	—	—	94	—	94
Balance at June 30, 2022	$48,630	285,731,884	$2	183,897,784	$1	235,001,875	$2	$1,962,051	$—	$(61,265)	$1,900,791	$1,175,928	$3,076,719

	Six Months Ended June 30, 2022

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2022	$209,863	265,553,327	$2	186,222,061	$1	238,154,296	$2	$1,624,201	$(296,625)	$(80,535)	$1,247,046	$874,417	$2,121,463
Comprehensive income	4,717	—	—	—	—	—	—	—	345,352	22,116	367,468	223,666	591,134
Equity-based compensation	(2,276)	—	—	—	—	—	—	91,798	—	—	91,798	19,117	110,915
Issuance of Class A common stock due to exchanges	—	10,987,413	—	(11,021,656)	—	(3,152,421)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	2,607,395	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(25,953)	(25,953)
Accretion of redeemable non- controlling interests	87,008	—	—	—	—	—	—	(38,281)	(48,727)	—	(87,008)	—	(87,008)
Issuance of Class A common stock due to an acquisition	—	396,917	—	—	—	—	—	11,014	—	—	11,014	—	11,014
Establishment and acquisition of non-controlling interests	(250,682)	6,186,832	—	8,697,379	—	—	—	211,405	—	—	211,405	135,090	346,495
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	7,884	7,884
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	61,139	—	(2,846)	58,293	(58,293)	—
Tax receivable agreements in connection with exchanges	—	—	—	—	—	—	—	775	—	—	775	—	775
Balance at June 30, 2022	$48,630	285,731,884	$2	183,897,784	$1	235,001,875	$2	$1,962,051	$—	$(61,265)	$1,900,791	$1,175,928	$3,076,719

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND MEMBERS' EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2021

												Accumulated	Total Shareholders'
	Redeemable									Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Redeemable	Members'	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Members' Equity

Balance at April 1, 2021	$168,773	$22,519	$447,320	—	$—	—	$—	—	$—	$—	$—	$(174,234)	$273,086	$709,907	$982,993
Comprehensive (loss) income prior to Reorganization and IPO	(2,013)	—	(6,816)	—	—	—	—	—	—	—	—	3,113	(3,703)	13,515	9,812
Equity-based compensation expense prior to Reorganization and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	1,630	1,630
Distributions prior to Reorganization and IPO	—	—	473	—	—	—	—	—	—	—	—	—	473	(279)	194
Effect of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	—	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters' option, and Private Placement, net of underwriting discounts	—	—	—	81,873,497	1	—	—	—	—	1,886,642	—	—	1,886,643	—	1,886,643
Use of proceeds, including the UFC Buyout	—	—	—	42,400,877	—	67,910,105	—	70,946,270	—	(702,698)	—	(11,955)	(714,653)	(120,386)	(835,039)
Comprehensive (loss) income subsequent to Reorganization and IPO	(1,694)	—	—	—	—	—	—	—	—	—	(319,597)	3,901	(315,696)	(197,679)	(513,375)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	158,846	—	—	158,846	276,864	435,710
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	1,880,196	—	(1,851,331)	—	—	—	—	—	—	—	—	—

Issuance of Class A common stock due to vested RSUs subsequent to Reorganization and IPO	—	—	—	1,504,547	—	—	—	—	—	—	—	—	—	—	—
Contributed capital subsequent to Reorganization and IPO	5,400	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	(95)	—	—	(95)	—	(95)
Accretion of redeemable non-controlling interests subsequent to Reorganization and IPO	867	—	—	—	—	—	—	—	—	(867)	—	—	(867)	—	(867)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,078	—	—	—	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Equity reallocation between controlling and non-controlling interests subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	5,027	—	—	5,027	(5,027)	-
Establishment of tax receivable agreements liability	—	—	—	—	—	—	—	—	—	(32,081)	—	—	(32,081)	—	(32,081)
Balance at June 30, 2021	$179,140	$—	$—	261,371,683	$2	188,080,383	$1	238,154,296	$2	$1,556,791	$(319,597)	$(98,530)	$1,138,669	$811,568	$1,950,237

See accompanying notes to consolidated financial statements

	Six Months Ended June 30, 2021

												Accumulated	Total Shareholders'
	Redeemable									Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Redeemable	Members'	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Members' Equity

Balance at January 1, 2021	$168,254	$22,519	$468,633	—	$—	—	$—	—	$—	$—	$—	$(190,786)	$277,847	$686,129	$963,976
Comprehensive (loss) income prior to reorganization and IPO	(4,111)	—	(31,686)	—	—	—	—	—	—	—	—	19,665	(12,021)	42,859	30,838
Equity-based compensation expense prior to Reorganization and IPO	—	—	3,444	—	—	—	—	—	—	—	—	—	3,444	7,636	11,080
Distributions prior to Reorganization and IPO	—	—	(245)	—	—	—	—	—	—	—	—	—	(245)	(8,403)	(8,648)
Accretion of redeemable non-controlling interests prior to Reorganization and IPO	(271)	—	271	—	—	—	—	—	—	—	—	—	271	—	271
Establishment of non-controlling interests prior to Reorganization and IPO	2,888	—	560	—	—	—	—	—	—	—	—	—	560	(3,448)	(2,888)
Effects of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	—	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters' option, and Private Placement, net of underwriting discounts	—	—	—	81,873,497	1	—	—	—	—	1,886,642	—		1,886,643		1,886,643
Use of proceeds, including the UFC buyout	—	—	—	42,400,877	—	67,910,105	—	70,946,270	—	(702,698)	—	(11,955)	(714,653)	(120,386)	(835,039)
Comprehensive (loss) income subsequent to reorganization and IPO	(1,694)	—	—	—	—	—	—	—	—		(319,597)	3,901	(315,696)	(197,679)	(513,375)
Equity-based compensation expense subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	158,846	—	—	158,846	276,864	435,710
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	1,880,196	—	(1,851,331)	—	—	—	—	—	—	—	—	—

Issuance of Class A common stock for vested RSUs subsequent to reorganization and IPO				1,504,547	—	—	—	—	—	—	—	—	—	—	—
Contributed capital subsequent to Reorganization and IPO	5,400	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	(95)	—	—	(95)	—	(95)
Accretion of redeemable non-controlling interests subsequent to Reorganization and IPO	867	—	—	—	—	—	—	—	—	(867)	—	—	(867)	—	(867)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,078	—	—	—	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	—	—	5,027	—	—	5,027	(5,027)	—
Establishment of tax receivable agreements liability	—	—	—	—	—	—	—	—	—	(32,081)	—	—	(32,081)	—	(32,081)
Balance at June 30, 2021	$179,140	$—	$—	261,371,683	$2	188,080,383	$1	238,154,296	$2	$1,556,791	$(319,597)	$(98,530)	$1,138,669	$811,568	$1,950,237

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$559,886	$(514,391)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	131,606	136,397
Amortization and write-off of original issue discount and deferred financing cost	10,202	28,807
Loss on extinguishment of debt	—	28,628
Amortization of content costs	13,687	73,282
Impairment charges	—	3,770
Loss (gain) on sale/disposal and impairment of assets	2,333	(2,512)
Gain on business divestiture	(478,641)	—
Equity-based compensation expense	111,463	403,508
Change in fair value of contingent liabilities	2,216	14,378
Change in fair value of equity investments with and without readily determinable fair value	(13,542)	(11,285)
Change in fair value of financial instruments	13,634	21,034
Equity losses of affiliates	60,522	59,284
Net provision for (benefit from) allowance for doubtful accounts	7,520	(3,916)
Net loss (gain) on foreign currency transactions	17,762	(5,156)
Distributions from affiliates	3,586	902
Tax receivable agreements liability adjustment	51,092	—
Income taxes	(31,182)	42,342
Other, net	174	174
Changes in operating assets and liabilities - net of acquisitions and divestiture:
Increase in receivables	(242,321)	(141,807)
(Increase)/decrease in other current assets	(107,451)	2,325
Increase in other assets	(81,938)	(490,715)
Decrease in deferred costs	25,584	84,250
(Decrease)/increase in deferred revenue	(95,481)	124,524
Increase in accounts payable and accrued liabilities	38,318	44,394
Increase/(decrease) in other liabilities	214,017	(20,416)
Net cash provided by (used in) operating activities	213,046	(122,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(431,105)	(255,633)
Purchases of property and equipment	(55,796)	(27,107)
Proceeds from business divestiture, net of cash sold	649,706	—
Proceeds from sale of assets	415	19,237
Investments in affiliates	(41,214)	(113,959)
Other, net	1,148	4,897
Net cash provided by (used in) investing activities	123,154	(372,565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	10,037	220,841
Payments on borrowings	(49,887)	(852,341)
Contributions	—	5,400
Distributions	(25,953)	(8,743)
Redemption payments related to pre-IPO units	(7,067)	(14,402)
Proceeds from equity offering, net of underwriting discounts and offering expenses	—	1,886,643
Acquisition of non-controlling interests	92,487	(835,683)
Payments of contingent consideration related to acquisitions	(11,644)	(1,778)
Other, net	(777)	(2,439)
Net cash provided by financing activities	7,196	397,498
Change in cash, cash equivalents and restricted cash balances held for sale	28,743	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16,264)	1,055
Increase (decrease) in cash, cash equivalents and restricted cash	355,875	(96,211)
Cash, cash equivalents and restricted cash at beginning of year	1,793,036	1,190,333
Cash, cash equivalents and restricted cash at end of period	$2,148,911	$1,094,122

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

Prior to the IPO, Endeavor was owned by WME Holdco, LLC (which is referred to as "Holdco" herein and was principally owned by executive employees of the Company), affiliates of Silver Lake (which are collectively referred to as "Silver Lake" herein), and other investors and executive employees of the Company.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

4.
ACQUISITIONS AND DIVESTITURE

2022 ACQUISITIONS

Diamond Baseball Holdings and Madrid Open

In January 2022, the Company acquired four additional Professional Development League clubs (the "PDL Clubs"), which are being operated under the Diamond Baseball Holdings ("DBH") umbrella. DBH will support the PDL Clubs' commercial activities, content strategy and media rights. For these four additional PDL Clubs, the Company paid $64.2 million in cash. In April 2022, the Company acquired the Mutua Madrid Open tennis tournament and additional assets ("Madrid Open"), including the Acciona Open de España golf tournament, from Super Slam Ltd and its affiliates. The Company paid $386.1 million for consideration and transfer fees at closing, an additional $31.8 million of consideration is payable within two years of closing, and $0.6 million of contingent consideration payable within three years of closing.

The Company incurred $7.5 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations. The goodwill for the PDL Clubs was assigned to the Owned Sports Properties segment and the goodwill for the Madrid Open acquisition was assigned to the Events, Experiences & Rights segment. The goodwill is deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for these four PDL Clubs is 18.7 years and the intangibles acquired for Madrid Open are indefinite-lived.

The results of these four PDL Clubs and the Madrid Open have been included in the consolidated financial statements since the dates of acquisition. For the six months ended June 30, 2022, these four PDL Clubs and Madrid Open's consolidated revenue and net income included in the consolidated statement of operations from the acquisition dates were $72.2 million and $33.3 million, respectively.

Preliminary Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	DBH	Madrid Open
Cash and cash equivalents	$—	$18,659
Accounts receivable	89	2,123
Deferred costs	—	1,124
Other current assets	491	470
Property and equipment	4,403	162
Right of use assets	7,270	—
Other assets	103	381
Intangible assets:
Customer relationships	1,960	—
Owned Events	—	407,070
Other	35,410	—
Goodwill	25,556	15,385
Accounts payable and accrued expenses	(93)	(1,609)
Other current liabilities	(56)	—
Operating lease liability	(9,470)	—
Deferred revenue	(1,426)	(20,780)
Other liabilities	—	(4,474)
Net assets acquired	$64,237	$418,511

The estimated fair values of assets acquired and liabilities assumed are preliminary and subject to change as we finalize purchase price allocations, which is expected within one year of the respective acquisitions.

Other 2022 Acquisition

In May 2022, the Company completed another acquisition for a total purchase price of $15.6 million in return for a 73.5% controlling interest. The Company paid $4.6 million in cash and issued 396,917 shares of EGH Class A common stock valued at $11.0 million. The Company recorded $10.8 million of goodwill and $3.4 million of intangible assets, of which the weighted average useful life ranges from 5 to 7 years. The goodwill was assigned to the Events, Experiences & Rights segment and is not deductible for tax purposes.

2022 DIVESTITURE

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter of 2021, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities were reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is reflected as an equity method investment as of June 30, 2022 and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other (expense) income, net during the six months ended June 30, 2022. The restricted Endeavor Content business was included in the Company’s Representation segment prior to the sale.

2022 HELD FOR SALE

In the second quarter of 2022, the Company began marketing a business for sale and due to the progression of the sale process determined that it met all of the criteria to be classified as held for sale as of June 30, 2022. The business is included in the Company's Events, Experiences & Rights reporting segment. The assets and liabilities of this business held for sale are $19.7 million and $5.0 million, respectively, which are not material to the Company’s overall financial position. An agreement to sell the business was executed in August 2022 for consideration of $20.0 million in cash. The sale is expected to close in the third or fourth quarter of 2022.

2021 ACQUISITIONS

FlightScope and Next College Student Athlete

In April 2021, the Company acquired the issued and outstanding equity interests of EDH Tennis Limited, the holding company of FlightScope Services Sp. z o.o., comprising the services business of FlightScope (collectively, “FlightScope”). FlightScope is a data collection, audio-visual production and tracking technology specialist for golf and tennis events. In June 2021, the Company acquired the Path-to-College business of Reigning Champs, LLC, whose primary business is Next College Student Athlete (collectively, with the other acquired Path-to-College businesses, “NCSA”). NCSA consists of companies that offer recruiting and admissions services and related software products to high school student athletes, as well as college athletic departments and admissions officers. The combined aggregate purchase price for these two acquisitions was $247.9 million.

The Company incurred $4.2 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for FlightScope and NCSA was assigned to the Events, Experiences & Rights segment. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for FlightScope and NCSA is 4.4 and 5.2 years, respectively.

Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	FlightScope	NCSA
Cash and cash equivalents	$1,042	$3,655
Accounts receivable	475	5,619
Deferred costs	94	1,096
Other current assets	1,640	10,238
Property and equipment	1,089	2,804
Right of use assets	1,272	4,951
Other assets	1,056	5,472
Intangible assets:
Trade names	—	21,100
Customer relationships	2,700	10,000
Internally developed software	15,400	37,100
Goodwill	33,550	214,106
Accounts payable and accrued expenses	(806)	(20,855)
Other current liabilities	(187)	(10,318)
Operating lease liability	(1,272)	(4,951)
Deferred revenue	(631)	(51,617)
Other liabilities	(4,334)	(31,603)
Net assets acquired	$51,088	$196,797

5. SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Accrued operating expenses	$251,146	$302,024
Payroll, bonuses and benefits	167,585	162,688
Other	71,846	59,349
Total accrued liabilities	$490,577	$524,061

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged				Balance at
	Beginning	to Costs and		Foreign	Assets Held	End of
	of Year	Expenses, Net	Deductions	Exchange	for Sale	Period
Six Months Ended June 30, 2022	$57,102	$9,499	$(1,729)	$(1,991)	$(250)	$62,631

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental information:
Cash paid for interest	$98,314	$102,393
Cash payments for income taxes	19,729	20,976

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6,617	$8,985
Establishment and acquisition of non-controlling interests	414,985	3,087,301
Tax receivable agreements liability adjustments	775	32,081
Accretion of redeemable non-controlling interests	87,008	596
Investment in affiliates retained from a business divestiture	196,345	—
Deferred consideration in connection with acquisitions	31,770	—
Issuance of Class A common stock due to an acquisition	11,014	—

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2021	$2,741,048	$1,266,144	$499,362	$4,506,554
Acquisitions	25,556	26,195	—	51,751
Foreign currency translation and other	(85)	(7,486)	(995)	(8,566)
Assets held for sale	—	(9,079)	—	(9,079)
Balance — June 30, 2022	$2,766,519	$1,275,774	$498,367	$4,540,660

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2022 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.3	$978,100	$(315,967)	$662,133
Customer and client relationships	6.3	1,325,181	(1,035,631)	289,550
Internally developed technology	3.5	121,873	(78,838)	43,035
Other	15.3	177,723	(47,681)	130,042
		$2,602,877	$(1,478,117)	$1,124,760
Indefinite-lived:
Trade names		$327,070	$—	$327,070
Owned events		464,068	—	464,068
Total intangible assets		$3,394,015	$(1,478,117)	$1,915,898

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2021 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.3	$991,021	$(291,326)	$699,695
Customer and client relationships	6.7	1,344,783	(1,012,509)	332,274
Internally developed technology	3.9	120,175	(66,939)	53,236
Other	14.3	142,657	(44,608)	98,049
		$2,598,636	$(1,415,382)	$1,183,254
Indefinite-lived:
Trade names		$340,029	$—	$340,029
Owned events		88,401	—	88,401
Total intangible assets		$3,027,066	$(1,415,382)	$1,611,684

Intangible asset amortization expense was $41.4 million and $46.6 million for the three months ended June 30, 2022 and 2021, respectively, and $84.3 million and $92.4 million for the six months ended June 30, 2022 and 2021, respectively.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	June 30,	December 31,
	2022	2021
Equity method investments	$354,894	$196,423
Equity investments without readily determinable fair values	128,140	101,124
Equity investments with readily determinable fair values	556	665
Total investments	$483,590	$298,212

Equity Method Investments

As of June 30, 2022 and December 31, 2021, the Company held various investments in non-marketable equity instruments of private companies. As of June 30, 2022, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business, Learfield IMG College, and Sports News Television Limited. The Company’s ownership of its equity method investments range from 20% to 50% as of June 30, 2022.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business. The investment is accounted for as an equity method investment. The Company’s share of the net loss of Endeavor Content for the three and six months ended June 30, 2022 was $2.2 million and $5.1 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations.

As of June 30, 2022, the Company’s ownership in Learfield IMG College was approximately 42%. The Company’s share of the net loss of Learfield IMG College for the three and six months ended June 30, 2022 and 2021 was $39.3 million, $60.9 million, $18.8 million and $61.5 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations.

Equity Investments without Readily Determinable Fair Values

As of June 30, 2022 and December 31, 2021, the Company held various investments in non-marketable equity instruments of private companies.

The Company performed its assessment on its investments without readily determinable fair values and recorded an increase in fair value of $12.1 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively, and $14.0 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively, in other (expense) income, net in the consolidated statements of operations. The increases were due to observable price changes. For the three and six months ended June 30, 2022, no material investments were sold and for the three months ended June 30, 2021, the Company sold no investments. For the six months ended June 30, 2021 the Company sold investments for net proceeds of $4.8 million and recorded a related gain of $2.6 million.

Equity Investments with Readily Determinable Fair Values

As of June 30, 2022, the Company had three investments in publicly traded companies. During the three and six months ended June 30, 2022, the Company did not sell any investments in publicly traded companies. As of June 30, 2022 and December 31, 2021, the Company’s equity investments with readily determinable fair values were valued at $0.6 million and $0.7 million, respectively. For the three and six months ended June 30, 2022, the Company recorded losses of $(0.4) million and $(0.6) million, respectively, due to the change in fair value in other (expense) income, net in the consolidated statements of operations. For the three and six months ended June 30, 2021 the company recorded none and $5.2 million, respectively, due to the change in fair value in other (expense) income, net in the consolidated statements of operations. See Note 9 for additional information regarding fair value measurements for these equity investments.

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

As of June 30, 2022, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from June 30, 2022) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£ 30,398	in exchange for	$38,000	£ 0.80
Singapore Dollar	S$ 4,800	in exchange for	$3,506	S$ 1.37

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains in accumulated other comprehensive income (loss) of none and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The Company reclassified $0.8 million gain into net income for the six months ended June 30, 2022 in connection with the sale of the restricted Endeavor Content business and is included in the gain as described in Note 4. The Company did not reclassify any gains or losses into net income (loss) for the three months ended June 30, 2022 and for the three and six months ended June 30, 2021.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net loss of $1.8 million and net gain of $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and a net loss of $3.1 million and net gain of $0.8 million for the six months ended June 30, 2022 and 2021, respectively, in other (expense) income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain (loss) of $(1.6) million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $(1.1) million and $(9.2) million for the six months ended June 30, 2022 and 2021, respectively, in other (expense) income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. For the three months ended June 30, 2022 and 2021, the Company recorded gains (losses) of $14.5 million and $(1.8) million in accumulated other comprehensive income (loss) and reclassified losses of $5.0 million and $7.6 million into net income (loss), respectively. For the six months ended June 30, 2022 and 2021, the Company recorded gains of $62.2 million and $13.3 million in accumulated other comprehensive income (loss) and reclassified losses of $12.4 million and $14.9 million into net income (loss).

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	June 30, 2022
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$556	$—	$—	$556
Interest rate swaps	—	27,310	—	$27,310
Total	$556	$27,310	$—	$27,866
Liabilities:
Contingent consideration	$—	$—	$3,561	$3,561
Interest rate swaps	—	978	—	978
Forward foreign exchange contracts	—	11,262	—	11,262
Total	$—	$12,240	$3,561	$15,801

	Fair Value Measurements as of
	December 31, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$665	$—	$—	$665
Forward foreign exchange contracts	—	2,529	—	2,529
Total	$665	$2,529	$—	$3,194
Liabilities:
Contingent consideration	$—	$—	$26,900	$26,900
Interest rate swaps	—	48,427	—	48,427
Forward foreign exchange contracts	—	13,363	—	13,363
Total	$—	$61,790	$26,900	$88,690

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three and six months ended June 30, 2022.

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

The changes in the fair value of contingent consideration were as follows (in thousands):

Six Months Ended June 30, 2022
Balance at December 31, 2021	$26,900
Acquisitions	627
Payments	(26,183)
Change in fair value	2,217
Balance at June 30, 2022	$3,561

Payments made during the six months ended June 30, 2022 primarily related to the settlement of the premium contingent consideration with 32 Equity LLC ("32 Equity"). See Note 11.

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of June 30, 2022 and December 31, 2021, the Company had none and $2.3 million in other current assets, none and $0.2 million in assets held for sale, $7.1 million and $4.5 million in other current liabilities, none and $0.4 million in liabilities held for sale, and $4.1 million and $8.5 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of June 30, 2022 and December 31, 2021, the Company had $27.3 million and none in other assets, and $1.0 million and $48.4 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s interest rate swaps.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	June 30,	December 31,
	2022	2021
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,770,982	$2,786,048
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,825,267	2,840,767
Other debt (3.0%-14.50% Notes due at various dates through 2031)	149,996	159,010
Total principal	$5,746,245	$5,785,825
Unamortized discount	(22,118)	(26,077)
Unamortized issuance costs	(40,354)	(46,012)
Total debt	$5,683,773	$5,713,736
Less: current portion	(87,113)	(82,022)
Total long-term debt	$5,596,660	$5,631,714

2014 Credit Facilities

As of June 30, 2022 and December 31, 2021, the Company had $2.8 billion outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility").

The financial debt covenant of the 2014 Credit Facilities did not apply as of June 30, 2022 and December 31, 2021 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $19.4 million and $23.8 million as of June 30, 2022 and December 31, 2021, respectively.

Zuffa Credit Facilities

As of June 30, 2022 and December 31, 2021, the Company has $2.8 billion outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa.

The financial debt covenants of the Zuffa Credit Facilities did not apply as of June 30, 2022 and December 31, 2021 as Zuffa had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Under the Zuffa Credit Facilities, Zuffa had $10.0 million and no outstanding letters of credit as of June 30, 2022 and December 31, 2021, respectively.

Other Debt

On Location Revolver

The On Location ("OL") revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of June 30, 2022, the Company was in compliance with the financial debt covenants.

OL had no letters of credit outstanding under the revolving credit agreement as of June 30, 2022 and December 31, 2021.

Receivables Purchase Agreement

As of June 30, 2022 and December 31, 2021, the debt outstanding under these arrangements was $35.0 million and $50.5 million, respectively.

Zuffa Secured Commercial Loans

As of June 30, 2022 and December 31, 2021, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of June 30, 2022, EGH held cash of $42.8 million, long-term deferred tax benefits of $120.4 million in other assets and a tax receivable agreements liability of $189.3 million, of which $41.2 million is in other current liabilities and $148.1 million is in other long-term liabilities. As of December 31, 2021, EGH held long-term deferred tax benefits of $61.5 million in other assets and a tax receivable agreements liability of $133.8 million, of which $41.2 million is in other current liabilities and $92.6 million is in other long-term liabilities. Otherwise, EGH has no material separate cash flows, assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.3 billion and $5.6 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

11. REDEEMABLE NON-CONTROLLING INTERESTS

On Location

In connection with the acquisition of OL in 2020, the Company entered into an Amended and Restated Limited Liability Company Agreement ("OL LLC Agreement") of Endeavor OLE Parent, LLC ("OLE Parent") with 32 Equity. The terms of the agreement provided 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the Commercial License Agreement ("CLA") or at its option at any time following the Lockup Period as defined. The Company also had certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event the aforementioned put rights were not exercised. The put/call price was an amount equal to fair market value and the exercise of these put/call rights would have given rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. The premium payment was recognized as a separate unit of account from the non-controlling interest. As of December 31, 2021, the estimated redemption value of the non-controlling interest was $57.9 million.

In April 2022, a series of transactions was completed between the Company and 32 Equity. Per the terms of the OL LLC Agreement, 32 Equity had the right to purchase additional common units in OLE Parent from the Company that would result in 32 Equity having an aggregate ownership percentage interest in OLE Parent of 32% at a price per unit equal to the original acquisition price of its rollover equity. 32 Equity exercised such right and paid the Company cash of $87.9 million. Following this exercise, EOC issued 8,037,483 EOC common units (and 32 Equity obtained an equal number of paired shares of the Company's Class X common stock) in exchange for 32 Equity's non-controlling interests of OLE Parent. The aggregate value of the shares was $223.7 million based on the volume-weighted average trading price of the Class A common stock for thirty days ending on the day before the close. The Company and 32 Equity also agreed to settle the premium contingent consideration resulting in the Company paying 32 Equity $24.0 million in cash (see Note 9). In addition, the Company issued 495,783 shares of Class A common stock to several employees of the Company in exchange for the employees' direct or indirect interests in OLE Parent based on the same valuation. As a result of these transactions, OLE Parent became an indirect wholly-owned subsidiary of EOC.

China

In June 2016, the Company received a contribution of $75.0 million from third parties in a newly formed subsidiary of the Company that was formed to expand the Company’s existing business in China ("Endeavor China"). This contribution gave the non-controlling interests holders approximately 34% ownership of the subsidiary. The holders of the non-controlling interests had the right to put their investment to the Company at any time after June 1, 2023 for fair market value. As of December 31, 2021, the estimated redemption value was $107.5 million.

In April 2022, the Company issued 5,693,774 shares of Class A common stock in exchange for the non-controlling partnership interests of Endeavor China. The aggregate value of the shares was $158.5 million based on the volume-weighted average trading price of the Class A common stock for thirty days ending on the day before the close. In addition, EOC issued 659,896 common units in EOC to several employees of the Company, including members of management (and such employees obtained an equal number of paired shares of the Company's Class X common stock), in exchange for the employees' direct or indirect interests in Endeavor China based on the same valuation. As a result of these transactions, Endeavor China became an indirect wholly-owned subsidiary of EOC.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of June 30, 2022 and December 31, 2021, the estimated redemption value was $9.7 million.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of June 30, 2022 and December 31, 2021, the estimated redemption value was below the carrying value of $23.6 million and $23.8 million, respectively.

12. EARNINGS PER SHARE

Earnings per share is calculated utilizing net income available to common stockholders of the Company divided by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period.

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the periods presented below:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	May 1, 2021 - June 30, 2021

Basic earnings (loss) per share
Numerator
Consolidated net income (loss)	$42,220	$559,886	$(518,352)
Net income (loss) attributable to NCI (Endeavor Operating Company)	14,289	185,232	(168,469)
Net income (loss) attributable to NCI (Endeavor Manager Units)	2,125	29,302	(30,286)
Net income (loss) attributable to the Company	25,806	345,352	(319,597)
Adjustment to net income attributable to the Company	—	3,090	—
Net income (loss) attributable to EGH common shareholders	$25,806	$348,442	$(319,597)
Denominator
Weighted average Class A Common Shares outstanding - Basic	281,623,228	275,092,484	258,266,323
Basic earnings (loss) per share	$0.09	$1.27	$(1.24)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	May 1, 2021 - June 30, 2021

Diluted earnings (loss) per share
Numerator
Consolidated net income (loss)	$42,220	$559,886	$(518,352)
Net income (loss) attributable to NCI (Endeavor Operating Company)	1,302	6,709	(168,469)
Net income (loss) attributable to NCI (Endeavor Manager Units)	—	—	(30,286)
Net income (loss) attributable to EGH common shareholders	$40,918	$553,177	$(319,597)

Denominator
Weighted average Class A Common Shares outstanding - Basic	281,623,228	275,092,484	258,266,323
Additional shares assuming exchange of all Endeavor Profits Units	681,521	2,450,488	—
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	1,395,693	2,129,737	—
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	166,033,523	166,746,315	—
Weighted average number of shares used in computing diluted earnings (loss) per share	449,733,965	446,419,024	258,266,323

Diluted earnings (loss) per share	$0.09	$1.24	$(1.24)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	May 1, 2021 - June 30, 2021
Securities that are anti-dilutive for the period
Stock Options	4,177,407	2,512,767	3,196,364
Unvested RSUs	4,065,048	1,283,010	7,479,941
Manager LLC Units	-	-	24,722,425
EOC Common Units	-	-	141,245,780
EOC Profits Interest & Phantom Units	12,587,251	-	15,256,825

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

In accordance with ASC Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company would record income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and six months ended June 30, 2022 and 2021 based upon the AETR.

The provision for income taxes for the three months ended June 30, 2022 and 2021 is $2.7 million and $60.9 million, respectively, based on pretax income (loss) of $84.8 million and $(412.0) million, respectively. The effective tax rate is 3.2% and (14.8%) for the three months ended June 30, 2022 and 2021, respectively. The (benefit from) provision for income taxes for the six months ended June 30, 2022 and 2021 is $(14.5) million and $66.0 million, respectively, based on pretax income (loss) of $605.9 million and $(389.1) million, respectively. The effective tax rate is (2.4%) and (17.0%) for the six months ended June 30, 2022 and 2021, respectively. The tax expense for the three and six months ended June 30, 2022 differs from the same period in 2021 primarily due to the release of a $53.7 million valuation allowance on deferred tax assets during the six months ended June 30, 2022. The release of the valuation allowance was due to the expected realization of certain tax benefits in connection with the recording of a TRA liability. In addition, in the three and six months ended June 30, 2021, $7.4 million of deferred tax liabilities associated with indefinite lived intangibles were recorded as a result of the IPO and tax expense of $10.2 million was recorded related to a change in tax rate in the United Kingdom. Any tax balances reflected on the June 30, 2022 balance sheet would be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company had unrecognized tax benefits of $41.6 million and $40.0 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

The Company records valuation allowances against its net deferred tax assets when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including historical results, reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. During the six months ended June 30, 2022, the Company released a $53.7 million valuation allowance on deferred tax assets due to the expected realization of certain tax benefits based on estimates of future taxable income. The Company has determined the remaining net deferred tax assets at EGH, exclusive of deferred tax liabilities associated with indefinite lived intangibles, will not be realized and as a result, has recorded a valuation allowance as of June 30, 2022.

Tax Receivable Agreements

In connection with the IPO and related transactions, the Company entered into TRAs with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO, including management of the Company ("TRA Holders"). The TRAs generally provide for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize, as a result of (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRAs, (iii) deductions attributable to imputed interest pursuant to the TRAs and (iv) other tax attributes allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

As noted above, during the six months ended June 30, 2022, the Company released a valuation allowance of $53.7 million. In connection with the expected realization of certain tax benefits including deferred tax assets, the Company recorded an additional $55.5 million TRA liability. With the exception of the above, the Company has recorded a full valuation allowance with respect to the remaining deferred tax assets subject to the TRA.

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

14. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$172,068	$174,076	$—	$346,144
Media production, distribution and content	1,824	78,775	64,010	144,609
Events and performance	158,038	375,021	—	533,059
Talent representation and licensing	—	—	222,388	222,388
Marketing	—	—	71,557	71,557
Eliminations	—	—	—	(5,242)
Total	$331,930	$627,872	$357,955	$1,312,515

	Six Months Ended June 30, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$329,033	$337,197	$—	$666,230
Media production, distribution and content	4,124	163,999	137,753	305,876
Events and performance	$295,462	952,489	—	1,247,951
Talent representation and licensing	—	—	421,559	421,559
Marketing	—	—	155,964	155,964
Eliminations	—	—	—	(11,302)
Total	$628,619	$1,453,685	$715,276	$2,786,278

	Three Months Ended June 30, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$162,938	$310,857	$—	$473,795
Media production, distribution and content	1,240	92,698	133,275	227,213
Events and performance	94,687	125,117	—	219,804
Talent representation and licensing	—	—	145,929	145,929
Marketing	—	—	49,028	49,028
Eliminations	—	—	—	(4,497)
Total	$258,865	$528,672	$328,232	$1,111,272

	Six Months Ended June 30, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$340,591	$633,983	$—	$974,574
Media production, distribution and content	3,427	177,411	192,198	373,036
Events and performance	198,328	256,888	—	455,216
Talent representation and licensing	—	—	292,674	292,674
Marketing	—	—	92,269	92,269
Eliminations	—	—	—	(6,915)
Total	$542,346	$1,068,282	$577,141	$2,180,854

In the three months ended June 30, 2022 and 2021, there was revenue recognized of $16.7 million and $9.9 million, respectively, from performance obligations satisfied in prior periods. In the six months ended June 30, 2022 and 2021, there was revenue recognized of $30.7 million and $23.0 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of June 30, 2022 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2022	$833,850
2023	1,572,487
2024	1,199,045
2025	1,079,046
2026	200,015
Thereafter	586,687
$5,471,130

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

The following table presents the Company’s contract liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

Description	December 31, 2021	Additions	Deductions	Acquisitions	Held for Sale	Foreign Exchange	June 30, 2022
Deferred revenue - current	$651,760	$1,290,101	$(1,391,296)	$20,970	$(2,366)	$(4,902)	$564,267
Deferred revenue - noncurrent	$62,155	$7,999	$4,303	$—	$—	$(186)	$74,271

15. SEGMENT INFORMATION

As of June 30, 2022, the Company has three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the "Corporate" group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2021. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Owned Sports Properties	$331,930	$258,865	$628,619	$542,346
Events, Experiences & Rights	627,872	528,672	1,453,685	1,068,282
Representation	357,955	328,232	715,276	577,141
Eliminations	(5,242)	(4,497)	(11,302)	(6,915)
Total consolidated revenue	$1,312,515	$1,111,272	$2,786,278	$2,180,854

Reconciliation of segment profitability

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Owned Sports Properties	$161,270	$132,267	$310,011	$277,816
Events, Experiences & Rights	108,117	36,800	240,600	75,850
Representation	111,221	61,685	212,926	123,168
Corporate	(74,253)	(62,704)	(142,733)	(109,320)
Adjusted EBITDA	306,355	168,048	620,804	367,514
Reconciling items:
Equity (earnings) losses of affiliates	(1,644)	1,158	(5,393)	(2,176)
Interest expense, net	(62,505)	(83,836)	(121,777)	(152,187)
Depreciation and amortization	(65,612)	(69,161)	(131,606)	(136,397)
Equity-based compensation expense	(60,607)	(387,017)	(111,463)	(403,508)
Merger, acquisition and earn-out costs	(14,568)	(14,199)	(27,362)	(25,184)
Certain legal costs	(8,598)	(574)	(9,600)	(4,526)
Restructuring, severance and impairment	(1,442)	(4,026)	(1,960)	(4,433)
Fair value adjustment - equity investments	11,691	5,905	13,344	13,704
Gain on sale of the restricted Endeavor Content business	—	—	463,641	—
Tax receivable agreements liability adjustment	2,405	—	(51,092)	—
Other	(20,689)	(28,334)	(31,663)	(41,911)
Income (loss) before income taxes and equity losses of affiliates	$84,786	$(412,036)	$605,873	$(389,104)

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

Commitments

In September 2021, the Company signed an agreement to acquire the OpenBet business ("OpenBet") of Light & Wonder, Inc. (formerly known as Scientific Games Corporation) ("Light & Wonder"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. Based on the amended agreement entered into in June 2022 (which was further amended in August 2022), the Company has agreed to pay consideration to Light & Wonder of $800.0 million, consisting of $750.0 million in cash and 2,305,794 newly-issued shares of the Company's Class A common stock, a value of $50.0 million based on the volume-weighted average trading price of the Class A common stock for the twenty trading days ended on June 29, 2022. The closing of this transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the third quarter of 2022.

17. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Other current assets	$18,046	$4,728
Investments	1,570	—
Other assets	—	322
Deferred Revenue	4,833	264
Current liabilities	77	320
Other current liabilities	3,490	2,111

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$9,842	$6,039	$17,581	$13,039
Direct operating costs	(354)	724	4,342	2,857
Selling, general and administrative expenses	605	3,304	2,466	4,430
Other income (expense), net	875	875	(13,250)	1,750

As of June 30, 2022, the Company has an equity-method investment in Euroleague, a related party. For the three and six months ended June 30, 2022 and 2021, the Company recognized revenue of $(0.4) million, $3.4 million, $2.4 million and $4.7 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three and six months ended June 30, 2022 and 2021, the Company recognized revenue of $2.6 million, $5.4 million, $3.9 million and $6.5 million, respectively, for production services provided to Euroleague as well as direct operating costs of $1.0 million, $2.5 million, $0.5 million and $2.3 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Events, Experiences & Rights segment. As of June 30, 2022 and December 31, 2021, the Company had a receivable of $4.8 million and $1.4 million, respectively, and a payable of $0.1 million and $1.4 million, respectively.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three and six months ended June 30, 2022, the Company paid $15.0 million in transaction costs to Raine for investment banking services in connection with the sale of the restricted Endeavor Content business (Note 4). In addition, during the three and six months ended June 30, 2022, the Company invested $1.6 million in non-marketable funds maintained by Raine.

18. SUBSEQUENT EVENTS

In August 2022, the Company entered into a purchase agreement with Silver Lake, stockholders of the Company, to sell the ten PDL Clubs that operate under the DBH umbrella for an aggregate purchase price of approximately $280 million cash, subject to customary adjustments. The closing of this transaction is expected in the fourth quarter of 2022.

In August 2022, the Company acquired 55% of Barrett-Jackson Holdings, LLC ("Barrett-Jackson"), which is engaged in the business of collector car auctions and sales as well as other collector car related events and experiences, in exchange for consideration having an aggregate value of $261.2 million, subject to certain adjustments. The aggregate consideration consists of $248.7 million of cash and 563,935 newly-issued shares of the Company's Class A common stock with a value of $12.5 million based on the volume-weighted average trading price of the Class A common stock for the thirty trading days ending on the day immediately preceding the closing date of such transaction. Considering the proximity of the closing of the acquisition, additional disclosures required under ASC Topic 805, Business Combinations, will be provided in the Company’s next quarterly interim financial statements.

In August 2022, the Company entered into additional interest rate hedges to swap $750 million of its 2014 Credit Facilities from floating interest expense to fixed. The 2014 Credit Facilities pay interest based on LIBOR +2.75%. The LIBOR portion of the facility has been fixed at a coupon of 3.162% until August 31, 2024. Hedge accounting will be applied to these additional interest rate swaps.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our 2021 Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" of our 2021 Annual Report, as updated by Part II, Item 1A. "Risk Factors" of this Quarterly Report, or in other sections of the 2021 Annual Report and this Quarterly Report.

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

At the end of 2021 and in January 2022, we acquired ten Professional Development League clubs (the "PDL Clubs"), whose results are included in Owned Sports Properties and are being operated under the DBH umbrella. In August 2022, we entered into a purchase agreement with Silver Lake, stockholders of the Company, to sell the PDL Clubs for an aggregate purchase price of approximately $280 million cash, subject to customary adjustments. The closing of this transaction is expected to be in the fourth quarter of 2022.

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own, operate, and provide services to a diverse portfolio of over 800 live events annually, including sporting events covering 20 sports across 25 countries, international fashion weeks, art fairs and music, culinary and lifestyle festivals. We own and operate many of these events, including the Miami Open, HSBC Champions, Frieze Art Fair, New York Fashion Week, and Hyde Park Winter Wonderland. We also operate other events on behalf of third parties, including the AIG Women’s Open and Honda Classic. Through On Location, we provide premium experiences, historically providing more than 900 per year for sporting and music events such as the Super Bowl, Ryder Cup, NCAA Final Four and Coachella.

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

In September 2021, we signed an agreement to acquire the OpenBet business ("OpenBet") of Light & Wonder, Inc. (formerly known as Scientific Games Corporation) ("Light & Wonder"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. Based on the amended agreement entered into in June 2022 (which was further amended in August 2022), we have agreed to pay consideration to Light & Wonder of $800.0 million, consisting of cash of $750.0 million, expected to be funded with cash on hand, and 2,305,794 newly-issued shares of our Class A common stock, a value of $50.0 million based on the volume-weighted average trading price of the Class A common stock for the twenty trading days ended on June 29, 2022. The closing of this transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the third quarter of 2022. Upon closing of the acquisition, we expect to create a new reportable segment that will include IMG ARENA and the OpenBet business.

In April 2022, we acquired the Mutua Madrid Open tennis tournament and additional assets, including the Acciona Open de España golf tournament, from Super Slam Ltd and its affiliates. We paid $386.1 million for consideration and transfer fees at closing, an additional $31.8 million of consideration is payable within two years of closing, and $0.6 million of contingent consideration payable within three years of closing.

In August 2022, we acquired 55% of Barrett-Jackson Holdings, LLC ("Barrett-Jackson"), which is engaged in the business of collector car auctions and sales as well as other collector car related events and experiences, in exchange for consideration having an aggregate value of $261.2 million, subject to certain adjustments. The aggregate consideration consists of $248.7 million of cash and 563,935 newly-issued shares of the Company's Class A common stock with a value of $12.5 million based on the volume-weighted average trading price of the Class A common stock for the thirty trading days ending on the day immediately preceding the closing date of such transaction.

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

Previously, our Representation segment included our restricted Endeavor Content business, which provided a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In February 2021, the Company signed the Franchise Agreements directly with the WGA. These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities were reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. Our retained 20% interest is reflected as an equity method investment as of June 30, 2022 and is not part of the Representation segment.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic rapidly changed market and economic conditions globally, including significantly impacting the entertainment and sports industries as well as our business, results of operations, financial position and cash flows beginning in March 2020. While activity has resumed in all of our businesses and restrictions have been lessened or lifted, restrictions could in the future be increased or reinstated.

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

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$1,312,515	$1,111,272	$2,786,278	$2,180,854
Operating expenses:
Direct operating costs	508,385	570,955	1,203,026	1,117,347
Selling, general and administrative expenses	587,499	785,101	1,127,705	1,166,214
Insurance recoveries	—	(10,210)	(993)	(29,867)
Depreciation and amortization	65,612	69,161	131,606	136,397
Impairment charges	—	3,770	—	3,770
Total operating expenses	1,161,496	1,418,777	2,461,344	2,393,861
Operating income (loss)	151,019	(307,505)	324,934	(213,007)
Other (expense) income:
Interest expense, net	(62,505)	(83,836)	(121,777)	(152,187)
Loss on extinguishment of debt	—	(28,628)	—	(28,628)
Tax receivable agreements liability adjustment	2,405	—	(51,092)	—
Other (expense) income, net	(6,133)	7,933	453,808	4,718
Income (loss) before income taxes and equity losses of affiliates	84,786	(412,036)	605,873	(389,104)
Provision for (benefit from) income taxes	2,699	60,918	(14,535)	66,003
Income (loss) before equity losses of affiliates	82,087	(472,954)	620,408	(455,107)
Equity losses of affiliates, net of tax	(39,867)	(43,813)	(60,522)	(59,284)
Net income (loss)	42,220	(516,767)	559,886	(514,391)
Less: Net income (loss) attributable to non-controlling interests	16,414	(190,354)	214,534	(163,108)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(6,816)	—	(31,686)
Net income (loss) attributable to Endeavor Group Holdings, Inc.	$25,806	$(319,597)	$345,352	$(319,597)

Revenue

Revenue increased $201.2 million, or 18.1%, to $1,312.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as the Company rebounds from the impact of COVID-19.

•
Owned Sports Properties increased by $73.1 million, or 28.2%. The increase was driven primarily by growth at UFC due to increased media rights fees, greater sponsorship, licensing, commercial PPV and event related revenue, and an increase at PBR primarily due to the change in timing of the Unleash The Beast finals due to the new team series format scheduled for the second half of the year. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operate under the DBH umbrella contributed $30 million.
•
Events, Experiences & Rights increased by $99.2 million, or 18.8%. The increase was primarily driven by an increase of $250 million attributable to the return of live events in 2022 without restrictions including music festivals, the Masters, NCAA Men's March Madness and the Madrid Open acquired in April 2022, as well as an increase at the Academy and NCSA, which was acquired in June 2021. These increases were partially offset by a decrease of $151 million in media rights fees, primarily due to the expiration of two European soccer contracts in the second quarter of 2021, and media production revenue.
•
Representation increased by $29.7 million, or 9.1%. The increase was primarily driven by a $99 million increase in client commissions, primarily from continued strong demand for our talent and the recovery of live entertainment, and corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19. These increases were partially offset by the loss of $78 million of revenue related to the restricted Endeavor Content business, which was sold in January 2022.

Revenue increased $605.4 million, or 27.8%, to $2,786.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as the Company rebounds from the impact of COVID-19.

•
Owned Sports Properties increased by $86.3 million, or 15.9%. The increase was driven by an increase at PBR from the change in timing of the Unleash The Beast finals due to the new team series format scheduled for the second half of the year, an increase in the number of events and the elimination of fan attendance restrictions. The increase was also due to an increase at UFC driven by greater sponsorship, licensing, commercial PPV and event related revenue partially offset by lower media rights fees and Residential PPV revenue due to one less PPV event held in 2022. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operate under the DBH umbrella contributed $31 million.
•
Events, Experiences & Rights increased by $385.4 million, or 36.1%. The increase was primarily driven by an increase of $696 million attributable to the return of live events in 2022 without restrictions, including Super Bowl LVI, the Masters, NCAA Men's March Madness and the Madrid Open acquired in April 2022, as well as an increase at the Academy and NCSA, which was acquired in June 2021. These increases were partially offset by a decrease of $310 million in media rights fees, primarily due to the expiration of two European soccer contracts in the second quarter of 2021, and media production revenue.
•
Representation increased by $138.1 million, or 23.9%. The increase was primarily driven by a $193 million increase in client commissions, primarily from the continued strong demand for our talent and the recovery of live entertainment, and corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19. These increases were partially offset by the loss of $73 million of revenue related to the restricted Endeavor Content business, which was sold in January 2022.

Direct operating costs

Direct operating costs decreased $62.6 million, or 11.0%, to $508.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily attributable to a decrease of $184 million in media rights and media production costs due to the decrease in media revenue described above, including the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue. Other production and content costs decreased $69 million due to the sale of the restricted Endeavor Content business in January 2022. These decreases were partially offset by an increase of $191 million for costs related to the return of live events and the increase in marketing and experiential activations as described above.

Direct operating costs increased $85.7 million, or 7.7%, to $1,203.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to an increase of $524 million for costs related to the return of live events and the increase in marketing and experiential activations as described above. This increase was partially offset by a decrease of $375 million in media rights and media production costs due to the decrease in media revenue described above, including the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue, and a decrease in other production and content costs of $60 million due to the sale of the restricted Endeavor Content business in January 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $197.6 million, or 25.2%, to $587.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was principally due to lower equity-based compensation expense of $326.4 million as the prior period included charges for modifications of certain pre-IPO awards to remove certain forfeiture and discretionary call terms. This decrease was offset by higher cost of personnel and other operating expenses as the business recovers from the impact of COVID-19.

Selling, general and administrative expenses decreased $38.5 million, or 3.3%, to $1,127.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was principally due to lower equity-based compensation expense of $292.0 million as the prior period included charges for modifications of certain pre-IPO awards to remove certain forfeiture and discretionary call terms. This decrease was offset by higher cost of personnel and other operating expenses as the business recovers from the impact of COVID-19.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the three and six months ended June 30, 2022 and 2021, we recognized none, $1.0 million, $10.2 million and $29.9 million of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $3.5 million, or 5.1%, to $65.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Depreciation and amortization decreased $4.8 million, or 3.5%, to $131.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decreases were primarily driven by certain intangible assets becoming fully amortized partially offset by intangibles acquired through acquisitions.

Impairment charges

Impairment charges were $3.8 million for the three and six months ended June 30, 2021, which were for goodwill in our Events, Experiences & Rights and Representation segments.

Interest expense, net

Interest expense, net decreased $21.3 million, or 25.4% to $62.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Interest expense, net decreased $30.4 million, or 20.0% to $121.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily driven by lower indebtedness and lower interest rates associated with our outstanding debt during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.

Loss on extinguishment of debt of $28.6 million for the three and six months ended June 30, 2021 was due to fees and expenses incurred for the early redemption of our term loans issued in May 2020.

Tax receivable agreements liability adjustment

The Company recorded $2.4 million and $(51.1) million of adjustments in the three and six months ended June 30, 2022, respectively, for the tax receivable agreements liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs.

Other (expense) income, net

Other (expense) income, net for the three months ended June 30, 2022 was expense of $6.1 million compared to income of $7.9 million for the three months ended June 30, 2021. The expense for the three months ended June 30, 2022 primarily included $16.1 million for foreign currency transaction losses offset by $11.7 million of gains from changes in fair value of equity investments. The income for the three months ended June 30, 2021 primarily included a $6.1 million gain from a change in the fair value of an equity investment.

Other income for the six months ended June 30, 2022 included a gain of $463.6 million for the sale of the restricted Endeavor Content business and $13.3 million of gains from changes in fair value of equity investments partially offset by $20.8 million for foreign currency transaction losses. The income for the six months ended June 30, 2021 included $13.8 million of gains from sales and changes in fair value of equity investments offset by a $9.2 million loss due to the change in the fair value of embedded foreign currency derivatives.

Provision for (benefit from) income taxes

For the three months ended June 30, 2022, we recorded a provision for income taxes of $2.7 million compared to a provision for income taxes of $60.9 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, we recorded a benefit for income taxes of $14.5 million compared to a provision for income taxes of $66.0 million for the six months ended June 30, 2021. The tax expense for the three and six months ended June 30, 2022 differs from the same period in 2021 primarily due to the release of a $53.7 million valuation allowance on deferred tax assets during the six months ended June 30, 2022. The release of the valuation allowance was due to the expected realization of certain tax benefits in connection with the recording of a TRA liability. In addition, in three and six months ended June 30, 2021, $7.4 million of deferred tax liabilities associated with indefinite lived intangibles were recorded as a result of the IPO and tax expense of $10.2 million was recorded related to a change in tax rate in the United Kingdom.

Equity losses of affiliates, net of tax

Equity losses of affiliates decreased $3.9 million to $39.9 million and increased $1.2 million to $60.5 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. Our equity losses primarily related to our investment in Learfield IMG College and the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022.

If the operating results of Learfield IMG College continue to be weaker than anticipated or if they record impairment charges in the future, our operating results may be adversely impacted and it may also result in an other-than-temporary impairment to our carrying value for this equity method investment.

Net income (loss) attributable to non-controlling interests

Subsequent to the IPO and associated reorganization transactions, non-controlling interests primarily relate to interests held by certain former members of Endeavor Operating Company who retained their ownership interests in Endeavor Manager and Endeavor Operating Company.

Net income attributable to non-controlling interests was $16.4 million for the three months ended June 30, 2022 compared to net loss attributable to non-controlling interests of $190.4 million for the three months ended June 30, 2021. The change was primarily due to the significant change in the amount of reported net income for the three months ended June 30, 2022 versus the reported net loss for the three months ended June 30, 2021.

Net income attributable to non-controlling interests was $214.5 million for the six months ended June 30, 2022 compared to net loss attributable to non-controlling interests of $163.1 million for the six months ended June 30, 2021. The change was primarily due to the change in the amount of reported net income for the six months ended June 30, 2022 versus the reported net loss for the six months ended June 30, 2021 as well as the effect of the reorganization transactions.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Owned Sports Properties	$331,930	$258,865	$628,619	$542,346
Events, Experiences & Rights	627,872	528,672	1,453,685	1,068,282
Representation	357,955	328,232	715,276	577,141
Eliminations	(5,242)	(4,497)	(11,302)	(6,915)
Total Revenue	$1,312,515	$1,111,272	$2,786,278	$2,180,854
Adjusted EBITDA:
Owned Sports Properties	$161,270	$132,267	$310,011	$277,816
Events, Experiences & Rights	108,117	36,800	240,600	75,850
Representation	111,221	61,685	212,926	123,168
Corporate	(74,253)	(62,704)	(142,733)	(109,320)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$331,930	$258,865	$628,619	$542,346
Direct operating costs	$102,849	$81,078	$197,565	$173,294
Selling, general and administrative expenses	$67,492	$44,390	$120,364	$92,102
Adjusted EBITDA	$161,270	$132,267	$310,011	$277,816
Adjusted EBITDA margin	48.6%	51.1%	49.3%	51.2%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue for the three months ended June 30, 2022 increased $73.1 million, or 28.2%, to $331.9 million, compared to the three months ended June 30, 2021. The increase was driven primarily by growth at UFC due to increased media rights fees, greater sponsorship, licensing, commercial PPV and event related revenue and an increase at PBR primarily due to the change in timing of the Unleash The Beast finals due to the new team series format scheduled for the second half of the year. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operate under the DBH umbrella contributed $30 million.

Direct operating costs for the three months ended June 30, 2022 increased $21.8 million, or 26.9%, to $102.8 million, compared to the three months ended June 30, 2021. The increase was attributable to the change in timing of the Unleash the Beast finals at PBR and the acquisition of DBH.

Selling, general and administrative expenses for the three months ended June 30, 2022 increased $23.1 million, or 52.0%, to $67.5 million, compared to the three months ended June 30, 2021. The increase was primarily attributable to $14 million of expenses incurred by DBH, as well as an increase in travel expenses related to UFC due to an international event held in 2022 and an increase in cost of personnel.

Adjusted EBITDA for the three months ended June 30, 2022 increased $29.0 million, or 21.9%, to $161.3 million, compared to the three months ended June 30, 2021. The increase in Adjusted EBITDA was primarily driven by increases in revenue partially offset by increases in direct operating costs and selling, general and administrative expenses.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue for the six months ended June 30, 2022 increased $86.3 million, or 15.9%, to $628.6 million, compared to the six months ended June 30, 2021. The increase was driven by an increase at PBR from the change in timing of the Unleash The Beast finals due to the new team series format scheduled for the second half of the year, an increase in the number of events and the elimination of fan attendance restrictions. The increase was also due to an increase at UFC driven by greater sponsorship, licensing, commercial PPV and event related revenue partially offset by lower media rights fees and Residential PPV revenue due to one less PPV event held in 2022. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operate under the DBH umbrella contributed $31 million.

Direct operating costs for the six months ended June 30, 2022 increased $24.3 million, or 14.0%, to $197.6 million, compared to the six months ended June 30, 2021. The increase was attributable to the acquisition of DBH, the change in timing of the Unleash The Beast finals and an increase in the number of PBR events held, partially offset by lower event expenses for UFC from having one less PPV event.

Selling, general and administrative expenses for the six months ended June 30, 2022 increased $28.3 million, or 30.7%, to $120.4 million, compared to the six months ended June 30, 2021. The increase was primarily attributable to $22 million of expenses incurred by DBH and an increase in cost of personnel.

Adjusted EBITDA for the six months ended June 30, 2022 increased $32.2 million, or 11.6%, to $310.0 million, compared to the six months ended June 30, 2021. The increase in Adjusted EBITDA was primarily driven by increases in revenue partially offset by increases in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$627,872	$528,672	$1,453,685	$1,068,282
Direct operating costs	$359,044	$389,533	$895,257	$811,069
Selling, general and administrative expenses	$162,790	$112,803	$324,962	$213,074
Adjusted EBITDA	$108,117	$36,800	$240,600	$75,850
Adjusted EBITDA margin	17.2%	7.0%	16.6%	7.1%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue for the three months ended June 30, 2022 increased $99.2 million, or 18.8%, to $627.9 million, compared to the three months ended June 30, 2021. Event and performance revenue increased $250 million primarily due to events returning in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19, including the Masters, NCAA Men’s March Madness and various music events, as well as the Madrid Open and NCSA, which were acquired in April 2022 and June 2021, respectively, and increased enrollment at the Academy. Media rights fees and media production revenue decreased $151 million primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed.

Direct operating costs for the three months ended June 30, 2022 decreased $30.5 million, or 7.8%, to $359.0 million, compared to the three months ended June 30, 2021. Media rights and media productions costs decreased $184 million due to the decrease in revenue described above, primarily due to the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue. These decreases were partially offset by an increase in live event and performance costs of $154 million due to the increases in related revenue.

Selling, general and administrative expenses for the three months ended June 30, 2022 increased $50.0 million, or 44.3%, to $162.8 million, compared to the three months ended June 30, 2021. The increase was primarily driven by increased cost of personnel as the business recovers from the impact of COVID-19 and expenses incurred by NCSA.

Adjusted EBITDA for the three months ended June 30, 2022 increased $71.3 million, or 193.8%, to $108.1 million, compared to the three months ended June 30, 2021. The increase in Adjusted EBITDA was primarily driven by the growth in revenue and decreases in direct operating costs offset by increases in selling, general and administrative expenses as well as a decrease in insurance recoveries related to cancelled events.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue for the six months ended June 30, 2022 increased $385.4 million, or 36.1%, to $1,453.7 million, compared to the six months ended June 30, 2021. Event and performance revenue increased $696 million primarily due to events returning in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19, including Super Bowl LVI, Miami Open, NCAA Men’s March Madness, Frieze LA and various music events, as well as the Madrid Open and NCSA, which were acquired in April 2022 and June 2021, respectively, and increased enrollment at the Academy. Media rights fees and media production revenue decreased $310 million primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed.

Direct operating costs for the six months ended June 30, 2022 increased $84.2 million, or 10.4%, to $895.3 million, compared to the six months ended June 30, 2021. Live event and performance costs increased $458 million due to the increases in related revenue. This increase was partially offset by a decrease in media rights and media production costs of $376 million due to the decrease in revenue described above, primarily due to the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue.

Selling, general and administrative expenses for the six months ended June 30, 2022 increased $111.9 million, or 52.5%, to $325.0 million, compared to the six months ended June 30, 2021. The increase was primarily driven by increased cost of personnel as the business recovers from the impact of COVID-19 and expenses incurred by NCSA.

Adjusted EBITDA for the six months ended June 30, 2022 increased $164.8 million, or 217.2%, to $240.6 million, compared to the six months ended June 30, 2021. The increase in Adjusted EBITDA was primarily driven by the growth in revenue partially offset by increases in related direct operating costs and selling, general and administrative expenses as well as a decrease in insurance recoveries related to cancelled events.

Representation

The following table sets forth our Representation segment results for three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$357,955	$328,232	$715,276	$577,141
Direct operating costs	$51,678	$104,843	$121,451	$139,901
Selling, general and administrative expenses	$194,953	$161,692	$380,835	$313,851
Adjusted EBITDA	$111,221	$61,685	$212,926	$123,168
Adjusted EBITDA margin	31.1%	18.8%	29.8%	21.3%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue for the three months ended June 30, 2022 increased $29.7 million, or 9.1%, to $358.0 million, compared to the three months ended June 30, 2021. The increase was primarily attributable to an increase of $99 million related to client commissions, due primarily to the continued strong demand for our talent and the recovery of live entertainment, predominantly music, and corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19. These increases were partially offset by the loss of $78 million of revenue related to the restricted Endeavor Content business, which was sold in January 2022.

Direct operating costs for the three months ended June 30, 2022 decreased $53.2 million, or 50.7%, to $51.7 million, compared to the three months ended June 30, 2021. The decrease attributable to the above mentioned sale of the restricted Endeavor Content business of $69 million was partially offset by an increase in marketing and experiential activations due to the increase in revenue described above.

Selling, general and administrative expenses for the three months ended June 30, 2022 increased $33.3 million, or 20.6%, to $195.0 million, compared to the three months ended June 30, 2021. The increase was primarily driven by cost of personnel and travel expenses as the business recovers from the impact of COVID-19 partially offset by the sale of the restricted Endeavor Content business in January 2022.

Adjusted EBITDA for the three months ended June 30, 2022 increased $49.5 million, or 80.3%, to $111.2 million, compared to the three months ended June 30, 2021. The increase in Adjusted EBITDA was driven by the growth in revenue and decrease in direct operating costs partially offset by the increase in selling, general and administrative expenses.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue for the six months ended June 30, 2022 increased $138.1 million, or 23.9%, to $715.3 million, compared to the six months ended June 30, 2021. The increase was primarily attributable to an increase of $193 million related to client commissions, due primarily to the continued strong demand for our talent and the recovery of live entertainment, predominantly music, and corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19. These increases were partially offset by the loss of $73 million of revenue related to the restricted Endeavor Content business, which was sold in January 2022.

Direct operating costs for the six months ended June 30, 2022 decreased $18.5 million, or 13.2%, to $121.5 million, compared to the six months ended June 30, 2021. The decrease attributable to the above mentioned sale of the restricted Endeavor Content business of $60 million was partially offset by an increase in marketing and experiential activations due to the increase in revenue described above.

Selling, general and administrative expenses for the six months ended June 30, 2022 increased $67.0 million, or 21.3%, to $380.8 million, compared to the six months ended June 30, 2021. The increase was primarily driven by cost of personnel and travel expenses as the business recovers from the impact of COVID-19 partially offset by the sale of the restricted Endeavor Content business in January 2022.

Adjusted EBITDA for the six months ended June 30, 2022 increased $89.8 million, or 72.9%, to $212.9 million, compared to the six months ended June 30, 2021. The increase in Adjusted EBITDA was driven by the growth in revenue and decrease in direct operating costs partially offset by the increase in selling, general and administrative expenses.

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

The following table sets forth our results for Corporate for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Adjusted EBITDA	$(74,253)	$(62,704)	$(142,733)	$(109,320)

Adjusted EBITDA for the three months ended June 30, 2022 decreased $11.5 million, or 18.4%, to $(74.3) million, compared to the three months ended June 30, 2021. The decline was driven by an increase in cost of personnel.

Adjusted EBITDA for the six months ended June 30, 2022 decreased $33.4 million, or 30.6%, to $142.7 million, compared to the six months ended June 30, 2021. The decline was driven by an increase in cost of personnel and other general and administrative expenses.

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

Adjusted Net Income is a non-GAAP financial measure and is defined as net income (loss) attributable to Endeavor Group Holdings adjusted to exclude our share (excluding those relating to certain non-controlling interests) of the adjustments used to calculate Adjusted EBITDA, other than income taxes, net interest expense and depreciation, on an after-tax basis, the release of tax valuation allowances and other tax items.

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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$42,220	$(516,767)	$559,886	$(514,391)
Provision for (benefit from) income taxes	2,699	60,918	(14,535)	66,003
Interest expense, net	62,505	83,836	121,777	152,187
Depreciation and amortization	65,612	69,161	131,606	136,397
Equity-based compensation expense (1)	60,607	387,017	111,463	403,508
Merger, acquisition and earn-out costs (2)	14,568	14,199	27,362	25,184
Certain legal costs (3)	8,598	574	9,600	4,526
Restructuring, severance and impairment (4)	1,442	4,026	1,960	4,433
Fair value adjustment - equity investments (5)	(11,691)	(5,905)	(13,344)	(13,704)
Equity method losses - Learfield IMG College and Endeavor Content (6)	41,511	42,655	65,915	61,460
Gain on sale of the restricted Endeavor Content business(7)	—	—	(463,641)	—
Tax receivable agreements liability adjustment (8)	(2,405)	—	51,092	—
Other (9)	20,689	28,334	31,663	41,911
Adjusted EBITDA	$306,355	$168,048	$620,804	$367,514
Net income (loss) margin	3.2%	(46.5%)	20.1%	(23.6%)
Adjusted EBITDA margin	23.3%	15.1%	22.3%	16.9%

Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$42,220	$(516,767)	$559,886	$(514,391)
Net (income) loss attributable to non-controlling interests	(16,414)	190,354	(214,534)	163,108
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	6,816	—	31,686
Net income (loss) attributable to Endeavor Group Holdings, Inc.	25,806	(319,597)	345,352	(319,597)
Amortization	41,380	46,649	84,296	92,377
Equity-based compensation expense (1)	60,607	387,017	111,463	403,508
Merger, acquisition and earn-out costs (2)	14,568	14,199	27,362	25,184
Certain legal costs (3)	8,598	574	9,600	4,526
Restructuring, severance and impairment (4)	1,442	4,026	1,960	4,433
Fair value adjustment - equity investments (5)	(11,691)	(5,905)	(13,344)	(13,704)
Equity method losses - Learfield IMG College and Endeavor Content (6)	41,511	42,655	65,915	61,460
Gain on sale of the restricted Endeavor Content business(7)	—	—	(463,641)	—
Tax receivable agreements liability adjustment (8)	(2,405)	—	51,092	—
Other (9)	20,689	28,334	31,663	41,911
Tax effects of adjustments (10)	(10,829)	77,550	10,275	71,231
Other tax items (11)	2,830	17,608	(53,683)	17,608
Adjustments allocated to non-controlling interests (12)	(62,036)	(241,635)	51,372	(337,462)
Adjusted Net Income	$130,470	$51,475	$259,682	$51,475
(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The decrease for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to modification of certain pre-IPO equity-based awards primarily to remove certain forfeiture and discretionary call terms as well as grants under the 2021 Incentive Award Plan that were issued in connection with the IPO. Equity-based compensation was recognized in all segments and Corporate for three and six months ended June 30, 2022 and 2021.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the three months ended June 30, 2022 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $8 million, which primarily related to our Representation segment. Professional advisor costs were approximately $7 million and related to all of our segments.

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

Such costs for the six months ended June 30, 2022 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $16 million, which primarily related to our Representation segment. Professional advisor costs were approximately $12 million and related to all of our segments.

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

Such costs for the three and six months ended June 30, 2022 primarily relates to a write off of an asset in Corporate and the restructuring expenses in our Events, Experiences & Rights and Representation segments.

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
(8)
Includes the adjustment for the tax receivable agreements liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs.
(9)
For the three months ended June 30, 2022, other costs were comprised primarily of losses of approximately $17 million on foreign exchange transactions, which related to all of our segments and Corporate and approximately $2 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment.

For the three months ended June 30, 2021, other costs were comprised primarily of approximately $29 million related to a loss on debt extinguishment, which related to Corporate, and a gain of approximately $2 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment.

For the six months ended June 30, 2022, other costs were comprised primarily of losses of approximately $22 million on foreign exchange transactions, which related to all of our segments and Corporate, approximately $3 million of transaction bonuses related to the sale of the restricted Endeavor Content business in our Representation segment, approximately $1 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment and an approximately $1 million loss on disposal of an asset related to our Events, Experiences & Rights segment.

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
(11)
Such items for the three and six months ended June 30, 2022 reflects the adjustment to or release of, respectively, a valuation allowance on deferred tax assets due to the expected realization of certain tax benefits related to the TRA liability. Such items for the three and six months ended June 30, 2021 includes $7.4 million of deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO and tax expense of $10.2 million, related to a change in tax rate in the United Kingdom.
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

LIQUIDITY AND CAPITAL RESOURCES

Historical liquidity and capital resources

Sources and uses of cash

Cash flows from operations have historically funded our day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as serviced our long-term debt. Our other principal use of cash has been the acquisition of businesses, which have historically been funded primarily through equity contributions from our pre-IPO institutional investors, the issuance of long-term debt and proceeds received from our initial public offering and private placement.

Debt facilities

As of June 30, 2022, we had an aggregate of $5.6 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the

Credit Facilities, the "Senior Credit Facilities"). As of June 30, 2022, we had total borrowing capacity of $405 million under the Senior Credit Facilities, of which approximately $376 million was available to borrow.

Credit Facilities

As of June 30, 2022, we have borrowed an aggregate of $2.8 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the "ABR") plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2020, we issued $260.0 million as a separate tranche of term loans, which accrued interest at a rate equal to adjusted LIBOR plus 8.50%, with a LIBOR floor of 1%. On June 29, 2021, we repaid the outstanding principal of $256.7 million as well as associated fees and expenses incurred due to early redemption of $28.6 million.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. As of June 30, 2022, approximately 54% of our term loans is hedged. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

In August 2022, the Company entered into additional interest rate hedges to swap $750 million of its 2014 Credit Facilities from floating interest expense to fixed. The 2014 Credit Facilities pay interest based on LIBOR +2.75%. The LIBOR portion of the facility has been fixed at a coupon of 3.162% until August 31, 2024. Hedge accounting will be applied to these additional interest rate swaps.

As of June 30, 2022, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. On June 29, 2021, we repaid $163.1 million under the revolving credit facility. As of June 30, 2022, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $19.4 million. The revolving facility matures on May 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on June 30, 2022, as we had no borrowings outstanding under the revolving credit facility.

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

UFC Credit Facilities

As of June 30, 2022, we have borrowed an aggregate of $2.8 billion of first lien term loans under the UFC Credit Facilities. Following a repricing under the UFC Credit Facilities in January 2021, borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of June 30, 2022, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt. On June 29, 2021, we repaid $180.2 million of first lien term loans under the UFC Credit Facilities. On October 27, 2021, we amended the facility to provide for a $600 million term loan, which we borrowed in full.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien

Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of June 30, 2022, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. The revolving facility under the UFC Credit Facilities matures on April 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on June 30, 2022, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of June 30, 2022, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which $13.0 million was outstanding and $46.4 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2023 and 2025, bearing interest at rates of 2.75%.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the "OL Credit Facility"). As of June 30, 2022, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
(in thousands)	2022	2021
Net income, adjusted for non-cash items	$462,318	$275,246
Changes in working capital	(320,675)	103,837
Changes in non-current assets and liabilities	71,403	(501,282)
Net cash provided by (used in) operating activities	$213,046	$(122,199)
Net cash provided by (used in) investing activities	$123,154	$(372,565)
Net cash provided by financing activities	$7,196	$397,498

Cash provided in operating activities improved $335.2 million from $122.2 million of cash used in the six months ended June 30, 2021 to $213.0 million of cash provided in the six months ended June 30, 2022. Cash provided in the six months ended June 30, 2022 was primarily due to net income, adjusted for non-cash items, of $462.3 million offset by the increase in accounts receivable of $242.3 million due to timing of events and the decrease in deferred revenue of $95.5 million due to events taking place in 2022, such as Super Bowl LVI and various music events. Cash used in the six months ended June 30, 2021 primarily represents an increase in other assets of $490.7 million from additional investments in Endeavor Content film assets and an increase in accounts receivable of $141.8 million from the gradual recovery from COVID-19.

Investing activities improved from $372.6 million of cash used in the six months ended June 30, 2021 to $123.2 million of cash provided in the six months ended June 30, 2022. Cash provided in the six months ended June 30, 2022 primarily reflects net cash proceeds received from the sale of the restricted Endeavor Content business of $649.7 million offset by payments for acquisitions of businesses, capital expenditures and investments in non-controlled affiliates totaling $528.1 million. Cash used in the six months ended June 30, 2021 primarily reflects payments for acquisitions of businesses, primarily for NCSA and FlightScope, of $255.6 million and investments in non-controlled affiliates, primarily Learfield IMG College, of $114.0 million.

Financing activities decreased from $397.5 million of cash provided in the six months ended June 30, 2021 to $7.2 million of cash provided in the six months ended June 30, 2022. Cash provided in the six months ended June 30, 2022 primarily reflects net cash proceeds received in connection with the acquisition of non-controlling interests of $92.5 million offset by net payments on debt of $39.9 million, as well as distributions, payments of contingent consideration related to acquisitions and redemption of certain of our equity interests totaling $44.7 million. Cash provided in the six months ended June 30, 2021 primarily reflects proceeds from our IPO and private placements, net of underwriting discounts, of $1,886.6 million partially offset by $835.7 million used for the UFC Buyout and net payments on debt of $631.5 million.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein) and (4) proceeds from potential divestitures. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service for at least the next 12 months.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions (including Barrett-Jackson, which closed in August, and OpenBet), and earn-outs and deferred purchase price payments from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreements, (7) pay income taxes, (8) make distributions to members and (9) an expected $250 million reduction of debt by the end of 2022.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreements. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreements will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreements will vary depending upon a number of factors, including the amount, character and timing of the taxable income of EGH in the future. If the existing valuation allowance recorded against deferred tax assets is released in a future period as a result of having sufficient taxable income, among other criteria, or other tax attributes subject to the tax receivable agreements are determined to be payable, additional tax receivable agreements liabilities may be recorded. We believe that during 2022, the relevant criteria may be met, and at that time, we would release a valuation allowance, which such benefit may exceed $700 million. In addition, we would record the associated tax receivable agreements liability, which if based on all exchanges that have occurred as of June 30, 2022 would exceed $900 million.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" in our 2021 Annual Report. During the six months ended June 30, 2022, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2021 Annual Report.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $1.5 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant, a 1% increase in the effective interest rates would have increased our annual interest expense by $41 million for the six months ended June 30, 2022.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the six months ended June 30, 2022, revenues would have decreased by approximately $52.3 million and operating income would have improved by approximately $1.4 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2021 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than the risk factors set forth below, there have been no material changes in our risk factors to those included in our 2021 Annual Report.

Risks Relating to Legal, Political or Other Regulatory Factors Impacting our Sports Betting Businesses

Our businesses in the sports betting industry are subject to strict government regulations that may limit our existing operations, have an adverse impact on our ability to grow, affect our license eligibility, result in us amending our constituent documents, including our certificate of incorporation and bylaws, to allow for the restriction of stock ownership by certain persons or entities, including providing for the non-consensual redemption of shares under certain circumstances, and expose us to fines or other penalties.

In the United States and many other countries, the provision of sports betting products and services by certain of our businesses is subject to extensive and evolving regulation. These regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders and customers be found suitable or be licensed, and that many of our products (including software) be reviewed and approved before they are offered to the public. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license, approval or finding of suitability, or if it is granted and subsequently revoked, then we may be prohibited from providing our products or services for use in the particular jurisdiction, as well as face repercussions in other jurisdictions up to and including license revocation. We may also become subject to regulation in any new jurisdictions in which we decide to operate in the future, including due to expansion of a customer’s operations. Gaming authorities may levy fines against us or seize certain of our assets if we violate gaming regulations.

To ensure our ability to meet with regulatory requirements, including those applicable to our security holders, we may adopt changes to our constituent documents, including amending our articles of incorporation and our bylaws to allow for the restriction of stock ownership by persons or entities (i) who fail to comply with informational requests or other regulatory requirements under applicable gaming laws, (ii) who are found or are likely to be found unsuitable to hold our stock by gaming authorities, or (iii) whose stock ownership adversely affects or may adversely affect our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. Such changes to our constituent documents may include requirements that certain security holders submit to the licensing procedures and background investigations of the authorities that regulate our businesses, and may provide mechanisms for the non-consensual redemption of shares and removal of a security holder who is or may be found unsuitable or fails to comply with regulatory requirements under applicable gaming laws. Any such changes to our constituent documents may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

While we currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, we must periodically apply to renew many of our licenses and registrations. Additionally, new key employees, officers, directors, and certain shareholders must also undergo licensing or suitability investigations. We cannot assure that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays in or adversely affect our operations. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, may limit our ability to obtain a license in other jurisdictions and may put us at a disadvantage relative to our competitors.

In addition, we are required to provide information relating to our operations to various gaming regulatory agencies. A failure to provide accurate information could result in the imposition of fines or other penalties by the relevant regulatory authority. Furthermore, if additional laws or regulations are adopted or existing laws or regulations are amended or interpreted differently, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us.

We cannot assure that authorities will not seek to restrict our sports betting businesses in their respective jurisdictions or institute enforcement proceedings against us. Further, we cannot assure that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Our reputation may also be damaged by any legal or regulatory investigation, regardless of whether or not we are ultimately accused of, or found to have committed, any violation.

We may also be required under applicable gaming laws and regulations to obtain approval of applicable gaming authorities to issue securities, incur debt and undertake other financing activities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate. We and certain of our affiliates, major stockholders (generally persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities), directors, officers and key employees are also subject to extensive background investigations and suitability standards in our businesses. Gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Moreover, gaming authorities with jurisdiction over our operations may, in their discretion, require a holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities, and, if a holder is found unsuitable, we could be sanctioned, including with the loss of approvals that are required for us to continue our gaming operations in the relevant jurisdictions, if such unsuitable person does not timely sell our securities.

Additionally, there are instances in which a state in which a Native American tribe conducts Class III gaming activities disagrees with such tribe regarding the regulation of gaming, including the regulation of gaming suppliers. In those instances, we make every effort to comply with both state and tribal regulations and fulfill our contractual obligations. However, there may be situations where any such disagreement impedes or creates uncertainty with respect to our ability to supply gaming products and services to such tribal customer or otherwise negatively impacts our relationship with such customer or gaming regulators. There are additional complexities that may impact disputes or other interactions with Native American tribe customers. For example, Native American tribes generally enjoy sovereign immunity from lawsuits, similar to the sovereign immunity enjoyed by the individual states and the United States. In addition, certain commercial agreements with Native American tribes are subject to review by regulatory authorities such as the national Indian Gaming Commission, and, among other things, any such review could require substantial modifications to any such agreement we enter into with a Native American tribe customer.

Regulators and investors may perceive sports wagering suppliers and operators similarly and consider their respective regulatory risk to be similar.

While operators that directly provide sports wagering services to their customers are generally perceived to be exposed to a greater degree of enforcement risk than their suppliers, in some jurisdictions certain laws extend to directly impact such suppliers. Furthermore, a supplier’s nexus with a particular jurisdiction may expose it to specific enforcement risks, irrespective of whether there has been an attempt to bring proceedings against any supported operator. In some circumstances, enforcement proceedings brought against an operator may result in action being taken against a supplier (and even brought in the absence of the former). Ultimately, the market may view, or in the future may view, the regulatory risk associated with the business of supplying software and services to sports wagering operators as being comparable with the regulatory risk attaching to operators themselves. In such circumstances, there is an associated risk that investors may apply valuation methods to any such supplier that are the same as the valuation methods used to value operators, and which build in the same regulatory risk even though, in many territories, such suppliers would be considered sufficiently removed from the transactional activity to warrant the application of a discrete risk analysis. If suppliers to our sports wagers operators suffer financial difficulties from realized regulatory risk, they may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues.

The growth of our Sports Betting gaming business will depend on the expansion of online betting and gaming into new jurisdictions and our ability to obtain required licenses.

Our ability to achieve growth in our sports betting businesses will depend, in large part, upon expansion of online betting and gaming into new jurisdictions, the terms of regulations relating to online betting and gaming and our ability to obtain required licenses. Following the 2018 decision of the U.S. Supreme Court to overturn the federal ban on sports betting, a number of jurisdictions have legalized sports betting and online gaming and we expect that additional jurisdictions may do so in the future. Our ability to further expand our sports betting and online operations is partially dependent on the adoption of regulations permitting such activities. However, the expansion of betting and online gaming in new jurisdictions is dependent on a number of factors that are beyond our control and there can be no assurances of when, or if, such regulations will be adopted or of the terms of such regulations, including restrictions, tax rates, and license fees and availability of such licenses.

Legislative interpretation and enforcement of certain gaming regulations could adversely affect financial performance and reputation.

Various gambling regulators have implemented additional responsible and safer gambling measures relating to our sports betting businesses including the implementation of bet limits, deposit limits, bonuses and advertising, which could negatively impact our operations, business, results of operations, cash flows or financial condition, particularly if additional gambling regulators follow suit.

We may not be able to capitalize on the expansion of internet or other forms of digital gaming or other trends and changes in the gaming, social and digital gaming industries, including due to laws and regulations governing these industries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2022 and 396,917 shares of Class A common stock issued in April 2022 in connection with an acquisition and valued at $11.0 million, no unregistered sales of the Company's equity securities were made during the three months ended June 30, 2022. The shares of Class A common stock were offered and sold in private placements exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1†	Amendment No.1 to the Equity Purchase Agreement, dated June 30, 2022 by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc.	8-K	001-40373	10.1	06/30/2022

10.2†	Amendment No. 2 to the Equity Purchase Agreement, dated August 2, 2022 by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

* Filed herewith

** Furnished herewith

† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: August 11, 2022	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)