Form 10-Q
period 2022-09-30
Endeavor Group Holdings, Inc.
filed 2022-11-10
CIK 1766363

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 289,423,865 shares of the registrant’s Class A common stock outstanding, 183,110,405 shares of the registrant’s Class X common stock outstanding and 229,875,648 shares of the registrant’s Class Y common stock outstanding.

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

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$970,782	$1,560,995
Restricted cash	294,203	232,041
Accounts receivable (net of allowance for doubtful accounts of $65,695 and $57,102, respectively)	893,369	615,010
Deferred costs	247,864	255,371
Assets held for sale	27,301	885,633
Other current assets	253,620	204,697
Total current assets	2,687,139	3,753,747
Property and equipment, net	642,891	629,807
Operating lease right-of-use assets	324,340	373,652
Intangible assets, net	2,199,670	1,611,684
Goodwill	5,237,971	4,506,554
Investments	407,435	298,212
Other assets	416,469	260,861
Total assets	$11,915,915	$11,434,517
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$540,142	$558,863
Accrued liabilities	580,001	524,061
Current portion of long-term debt	89,039	82,022
Current portion of operating lease liabilities	59,355	59,743
Deferred revenue	609,715	651,760
Deposits received on behalf of clients	279,402	216,632
Liabilities held for sale	4,866	507,303
Other current liabilities	186,289	105,053
Total current liabilities	2,348,809	2,705,437
Long-term debt	5,338,364	5,631,714
Long-term operating lease liabilities	308,828	363,568
Other long-term liabilities	496,378	402,472
Total liabilities	8,492,379	9,103,191
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	254,699	209,863
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 289,330,904 and 265,553,327 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class X common stock, $0.00001 par value; 4,987,036,068 and 5,000,000,000 shares authorized; 183,173,428 and 186,222,061 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class Y common stock, $0.00001 par value; 997,261,325 and 1,000,000,000 shares authorized; 229,875,648 and 238,154,296 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	2,061,760	1,624,201
Accumulated deficit	(10,039)	(296,625)
Accumulated other comprehensive loss	(61,223)	(80,535)
Total Endeavor Group Holdings, Inc. shareholders' equity	1,990,503	1,247,046
Nonredeemable non-controlling interests	1,178,334	874,417
Total shareholders' equity	3,168,837	2,121,463
Total liabilities, redeemable interests and shareholders' equity	$11,915,915	$11,434,517

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,221,416	$1,391,303	$4,007,694	$3,572,157
Operating expenses:
Direct operating costs	398,518	673,215	1,601,544	1,790,562
Selling, general and administrative expenses	601,469	520,626	1,729,174	1,686,840
Insurance recoveries	—	(12,233)	(993)	(42,100)
Depreciation and amortization	63,571	71,661	195,177	208,058
Impairment charges	689	754	689	4,524
Total operating expenses	1,064,247	1,254,023	3,525,591	3,647,884
Operating income (loss)	157,169	137,280	482,103	(75,727)
Other (expense) income:
Interest expense, net	(75,608)	(55,783)	(197,385)	(207,970)
Loss on extinguishment of debt	—	—	—	(28,628)
Tax receivable agreements liability adjustment	(10,405)	—	(61,497)	—
Other income (expense), net	9,325	(7,719)	463,133	(3,001)
Income (loss) before income taxes and equity losses of affiliates	80,481	73,778	686,354	(315,326)
Provision for (benefit from) income taxes	8,515	(7,718)	(6,020)	58,285
Income (loss) before equity losses of affiliates	71,966	81,496	692,374	(373,611)
Equity losses of affiliates, net of tax	(84,504)	(17,883)	(145,026)	(77,167)
Net (loss) income	(12,538)	63,613	547,348	(450,778)
Less: Net (loss) income attributable to non-controlling interests	(2,499)	21,128	212,035	(141,980)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—	—	(31,686)
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(10,039)	$42,485	$335,313	$(277,112)

(Loss) earnings per share of Class A common stock(1):
Basic	$(0.04)	$0.16	$1.22	$(1.07)
Diluted	$(0.04)	$0.16	$1.19	$(1.07)
Weighted average number of shares used in computing (loss) earnings per share:
Basic	285,870,317	262,891,070	278,724,574	261,048,116
Diluted	289,806,633	435,922,511	450,758,061	261,048,116

(1) Basic and diluted income (loss) per share of Class A common stock presented for 2021 is applicable only for the period from May 1, 2021 through September 30, 2021, which is the period following the initial public offering ("IPO") and the related Reorganization Transactions (as defined in note 1 to the unaudited consolidated financial statements). See Note 12 for the calculation of the numbers of shares used in computation of net income (loss) per share of Class A common stock and the basis for computation of net income (loss) per share.

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(12,538)	$63,613	$547,348	$(450,778)
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized losses on forward foreign exchange contracts	(1,023)	(628)	(1,036)	(416)
Reclassification of gains to net (loss) income for forward foreign exchange contracts	(38)	(1,475)	(824)	(1,468)
Unrealized gains (losses) on interest rate swaps	45,083	(41)	107,308	13,233
Reclassification of losses to net (loss) income for interest rate swaps	5	7,677	14,497	22,613
Foreign currency translation adjustments	(42,890)	(1,128)	(82,716)	(3,508)
Reclassification of foreign currency translation gains to net income for business divestiture	—	—	(127)	—
Total comprehensive (loss) income, net of tax	(11,401)	68,018	584,450	(420,324)
Less: Comprehensive (loss) income attributable to non-controlling interests	(2,084)	22,814	226,299	(137,811)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—	—	(12,021)
Comprehensive (loss) income attributable to Endeavor Group Holdings, Inc.	$(9,317)	$45,204	$358,151	$(270,492)

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30, 2022
										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Equity

Balance at July 1, 2022	$48,630	285,731,884	$2	183,897,784	$1	235,001,875	$2	$1,962,051	$-	$(61,265)	$1,900,791	$1,175,928	$3,076,719
Comprehensive income	(921)	—	—	—	—	—	—	—	(10,039)	722	(9,317)	(1,163)	(10,480)
Equity-based compensation	—	—	—	—	—	—	—	43,754	—	—	43,754	1,373	45,127
Issuance of Class A common stock due to exchanges	—	658,573	—	(724,356)	—	(5,126,227)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	70,718	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(329)	(329)
Accretion of redeemable non- controlling interests	(3,160)	—	—	—	—	—	—	3,160	—	—	3,160	—	3,160
Issuance of Class A common stock due to an acquisition	—	2,869,729	—	—	—	—	—	59,240	—	—	59,240	—	59,240
Establishment and acquisition of non-controlling interests	210,150	—	—	—	—	—	—	—	—	—	—	—	—
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	(4,644)	(4,644)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	(6,489)	—	(680)	(7,169)	7,169	—
Tax receivable agreements in connection with exchanges	—	—	—	—	—	—	—	44	—	—	44	—	44
Balance at September 30, 2022	$254,699	289,330,904	$2	183,173,428	$1	229,875,648	$2	$2,061,760	$(10,039)	$(61,223)	$1,990,503	$1,178,334	$3,168,837

	Nine Months Ended September 30, 2022

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2022	$209,863	265,553,327	$2	186,222,061	$1	238,154,296	$2	$1,624,201	$(296,625)	$(80,535)	$1,247,046	$874,417	$2,121,463
Comprehensive income	3,796	—	—	—	—	—	—	—	335,313	22,838	358,151	222,503	580,654
Equity-based compensation	(2,276)	—	—	—	—	—	—	135,552	—	—	135,552	20,490	156,042
Issuance of Class A common stock due to exchanges	—	11,645,986	—	(11,746,012)	—	(8,278,648)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	2,678,113	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(26,282)	(26,282)
Accretion of redeemable non- controlling interests	83,848	—	—	—	—	—	—	(35,121)	(48,727)	—	(83,848)	—	(83,848)
Issuance of Class A common stock due to an acquisition	—	3,266,646	—	—	—	—	—	70,254	—	—	70,254	—	70,254
Establishment and acquisition of non-controlling interests	(40,532)	6,186,832	—	8,697,379	—	—	—	211,405	—	—	211,405	135,090	346,495
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	3,240	3,240
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	54,650	—	(3,526)	51,124	(51,124)	—
Tax receivable agreements in connection with exchanges	—	—	—	—	—	—	—	819	—	—	819	—	819
Balance at September 30, 2022	$254,699	289,330,904	$2	183,173,428	$1	229,875,648	$2	$2,061,760	$(10,039)	$(61,223)	$1,990,503	$1,178,334	$3,168,837
See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND MEMBERS' EQUITY

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2021

												Accumulated	Total Shareholders'
	Redeemable									Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Redeemable	Members'	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Members' Equity

Balance at July 1, 2021	$179,140	$—	$—	261,371,683	$2	188,080,383	$1	238,154,296	$2	$1,556,791	$(319,597)	$(98,530)	$1,138,669	$811,568	$1,950,237
Comprehensive (loss) income subsequent to Reorganization and IPO	(4,114)	—	—	—	—	—	—	—	—	—	42,485	2,719	45,204	26,928	72,132
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	55,174	—	—	55,174	5,048	60,222
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	545,951	—	(565,259)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock due to vested RSUs subsequent to Reorganization and IPO	—	—	—	53,040	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	95	—	—	95	(162)	(67)
Accretion of redeemable non-controlling interests subsequent to Reorganization and IPO	33,821	—	—	—	—	—	—	—	—	(33,821)	—	—	(33,821)	—	(33,821)
Establishment of non-controlling interests subsequent to Reorganization and IPO	43	—	—	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,868)	(2,868)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	—	—	2,399	—	—	2,399	(2,399)	—
Balance at September 30, 2021	$208,890	$—	$—	261,970,674	$2	187,515,124	$1	238,154,296	$2	$1,580,638	$(277,112)	$(95,811)	$1,207,720	$838,072	$2,045,792

See accompanying notes to consolidated financial statements

	Nine Months Ended September 30, 2021

												Accumulated	Total Shareholders'
	Redeemable									Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Redeemable	Members'	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Members' Equity

Balance at January 1, 2021	$168,254	$22,519	$468,633	—	$—	—	$—	—	$—	$—	$—	$(190,786)	$277,847	$686,129	$963,976
Comprehensive (loss) income prior to reorganization and IPO	(4,111)	—	(31,686)	—	—	—	—	—	—	—	—	19,665	(12,021)	42,859	30,838
Equity-based compensation expense prior to Reorganization and IPO	—	—	3,444	—	—	—	—	—	—	—	—	—	3,444	7,636	11,080
Distributions prior to Reorganization and IPO	—	—	(245)	—	—	—	—	—	—	—	—	—	(245)	(8,403)	(8,648)
Accretion of redeemable non-controlling interests prior to Reorganization and IPO	(271)	—	271	—	—	—	—	—	—	—	—	—	271	—	271
Establishment of non-controlling interests prior to Reorganization and IPO	2,888	—	560	—	—	—	—	—	—	—	—	—	560	(3,448)	(2,888)
Effects of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	—	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters' option, and Private Placement, net of underwriting discounts	—	—	—	81,873,497	1	—	—	—	—	1,886,642	—	—	1,886,643	—	1,886,643
Use of proceeds, including the UFC buyout	—	—	—	42,400,877	—	67,910,105	—	70,946,270	—	(702,698)	—	(11,955)	(714,653)	(120,386)	(835,039)
Comprehensive (loss) income subsequent to reorganization and IPO	(5,808)	—	—	—	—	—	—	—	—	—	(277,112)	6,620	(270,492)	(170,751)	(441,243)
Equity-based compensation expense subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	214,020	—	—	214,020	281,912	495,932
Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	2,426,147	—	(2,416,590)	—	—	—	—	—	—	—	—	—

Issuance of Class A common stock for vested RSUs subsequent to reorganization and IPO	—	—	—	1,557,587	—	—	—	—	—	—	—	—	—	—	—
Contributed capital subsequent to Reorganization and IPO	5,400	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	(162)	(162)
Accretion of redeemable non-controlling interests subsequent to Reorganization and IPO	34,688	—	—	—	—	—	—	—	—	(34,688)	—	—	(34,688)	—	(34,688)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,121	—	—	—	—	—	—	—	—	—	—	—	—	(2,121)	(2,121)
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,868)	(2,868)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	—	—	7,426	—	—	7,426	(7,426)	—
Establishment of tax receivable agreements liability	—	—	—	—	—	—	—	—	—	(32,081)	—	—	(32,081)	—	(32,081)
Balance at September 30, 2021	$208,890	$—	$—	261,970,674	$2	187,515,124	$1	238,154,296	$2	$1,580,638	$(277,112)	$(95,811)	$1,207,720	$838,072	$2,045,792

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$547,348	$(450,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	195,177	208,058
Amortization and write-off of original issue discount and deferred financing cost	16,986	33,887
Loss on extinguishment of debt	—	28,628
Amortization of content costs	18,535	319,844
Impairment charges	689	4,524
Gain on business divestitures and sale/disposal/impairment of assets	(507,560)	(2,408)
Equity-based compensation expense	159,851	464,393
Change in fair value of contingent liabilities	2,243	14,414
Change in fair value of equity investments with and without readily determinable fair value	(13,833)	(12,134)
Change in fair value of financial instruments	20,793	26,812
Equity losses of affiliates	145,026	77,167
Net provision for (benefit from) allowance for doubtful accounts	12,173	(5,837)
Net loss on foreign currency transactions	28,353	6,156
Distributions from affiliates	5,205	3,881
Tax receivable agreements liability adjustment	61,497	—
Income taxes	(29,024)	26,048
Other, net	(869)	(1,431)
Changes in operating assets and liabilities - net of acquisitions and divestitures:
Increase in receivables	(299,431)	(298,304)
Increase in other current assets	(51,176)	(48,510)
Increase in other assets	(39,479)	(699,667)
Decrease in deferred costs	2,964	6,883
(Decrease)/increase in deferred revenue	(43,626)	228,995
Increase in accounts payable and accrued liabilities	92,752	169,914
Increase in other liabilities	80,575	87,534
Net cash provided by operating activities	405,169	188,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1,434,518)	(258,493)
Purchases of property and equipment	(94,757)	(40,974)
Proceeds from business divestitures, net of cash sold	910,845	—
Proceeds from sale of assets	3,448	19,337
Investments in affiliates	(46,730)	(139,733)
Other, net	663	11,233
Net cash used in investing activities	(661,049)	(408,630)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	10,033	319,948
Payments on borrowings	(324,017)	(974,806)
Contributions	—	5,400
Distributions	(26,283)	(8,836)
Redemption payments related to pre-IPO units	(7,765)	(16,147)
Proceeds from equity offering, net of underwriting discounts and offering expenses	—	1,886,643
Acquisition of non-controlling interests	92,487	(835,039)
Payments of contingent consideration related to acquisitions	(11,644)	(2,136)
Other, net	(982)	(3,972)
Net cash (used in) provided by financing activities	(268,171)	371,055
Change in cash, cash equivalents and restricted cash balances held for sale	25,952	(59,504)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29,952)	(2,593)
(Decrease) increase in cash, cash equivalents and restricted cash	(528,051)	88,397
Cash, cash equivalents and restricted cash at beginning of year	1,793,036	1,190,333
Cash, cash equivalents and restricted cash at end of period	$1,264,985	$1,278,730

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities–Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU enhances the transparency of supplier finance programs. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

4.
ACQUISITIONS AND DIVESTITURES

2022 ACQUISITIONS

Diamond Baseball Holdings, Madrid Open, Barrett-Jackson, and OpenBet

In January 2022, the Company acquired four additional Professional Development League clubs (the "PDL Clubs"), which were being operated under the Diamond Baseball Holdings ("DBH") umbrella. DBH supported the PDL Clubs' commercial activities, content strategy and media rights. For these four additional PDL Clubs, the Company paid $64.2 million in cash.

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

In August 2022, the Company acquired 55% of Barrett-Jackson Holdings, LLC ("Barrett-Jackson"), which is engaged in the business of collector car auctions and sales as well as other collector car related events and experiences, in exchange for consideration having an aggregate value of $256.9 million. The aggregate consideration consisted of $244.4 million of cash and 563,935 newly-issued shares of the Company's Class A common stock valued at $12.5 million.

In September 2022, the Company acquired the OpenBet business ("OpenBet") of Light & Wonder, Inc. (formerly known as Scientific Games Corporation) ("Light & Wonder"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. The Company paid consideration to Light & Wonder of $847.1 million, consisting of $800.4 million of cash and 2,305,794 newly-issued shares of the Company's Class A common stock valued at $46.7 million.

The Company incurred $31.6 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for the PDL Clubs was assigned to the Owned Sports Properties segment and the goodwill for the Madrid Open, Barrett-Jackson, and OpenBet acquisitions was assigned to the Events, Experiences & Rights segment. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for these four PDL Clubs is 18.7 years and the intangibles acquired for Madrid Open are indefinite-lived. The intangibles acquired for Barrett-Jackson and OpenBet include both indefinite-lived intangibles and finite-lived intangibles with a weighted average life of 6.2 and 11.1 years, respectively.

The results of these four PDL Clubs, Madrid Open, Barrett-Jackson, and OpenBet have been included in the consolidated financial statements since the dates of acquisition. For the nine months ended September 30, 2022, these four PDL Clubs, Madrid Open, Barrett-Jackson, and OpenBet's consolidated revenue and net income included in the consolidated statement of operations from the acquisition dates were $82.4 million and $32.2 million, respectively.

Preliminary Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	DBH	Madrid Open	Barrett-Jackson	OpenBet
Cash and cash equivalents	$—	$18,659	$10,783	$49,795
Accounts receivable	89	2,123	1,706	34,062
Deferred costs	—	1,124	—	12,276
Other current assets	491	470	1,386	12,653
Property and equipment	4,403	162	4,290	6,889
Right of use assets	7,270	—	9,054	8,401
Investments	—	—	—	1,100
Other assets	103	381	—	6,033
Intangible assets:
Trade names	—	—	120,900	70,000
Customer relationships	1,960	—	12,300	135,000
Internally developed software	—	—	1,300	155,000
Owned events	—	407,070	—	—
Other	35,410	—	—	14,500
Goodwill	25,585	15,385	328,854	468,192
Accounts payable and accrued expenses	(93)	(1,609)	(7,009)	(13,784)
Other current liabilities	(56)	—	—	(14,517)
Operating lease liability	(9,470)	—	(4,458)	(8,401)
Deferred revenue	(1,455)	(20,780)	(667)	(5,983)
Debt	—	—	(11,439)	—
Other liabilities	—	(4,474)	—	(84,130)
Redeemable non-controlling interests	—	—	(210,150)	—
Net assets acquired	$64,237	$418,511	$256,850	$847,086

Except for DBH, the estimated fair values of assets acquired and liabilities assumed are preliminary and subject to change as we finalize purchase price allocations, which is expected within one year of the respective acquisitions.

Other 2022 Acquisitions

In May 2022, the Company completed an acquisition for a total purchase price of $15.6 million in return for a 73.5% controlling interest. The Company paid $4.6 million in cash and issued 396,917 shares of EGH Class A common stock valued at $11.0 million. In September 2022, the Company completed another acquisition for a total purchase price of $3.9 million including contingent consideration with a fair value of $0.9 million. The Company recorded $13.8 million of goodwill and $4.2 million of intangible assets, of which the weighted average useful life ranges from 5 to 10 years. The goodwill for both acquisitions was assigned to the Events, Experiences & Rights segment and is partially deductible for tax purposes.

2022 DIVESTITURES

Endeavor Content

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter of 2021, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities were reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is reflected as an equity method investment as of September 30, 2022 and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other income (expense), net during the nine months ended September 30, 2022. The restricted Endeavor Content business was included in the Company’s Representation segment prior to the sale.

Diamond Baseball Holdings

In September 2022, the Company closed the sale of the ten PDL Clubs that operated under the DBH umbrella to Silver Lake, stockholders of the Company, for an aggregate purchase price of $280.1 million in cash. The Company recorded a net gain of $23.3 million in other income (expense), net during the nine months ended September 30, 2022. The business was included in the Company's Owned Sports Properties segment.

2022 HELD FOR SALE

In the second and third quarters of 2022, the Company began marketing two businesses for sale and due to the progression of the sale processes, determined that each met all of the criteria to be classified as held for sale as of September 30, 2022. The businesses are included in the Company's Events, Experiences & Rights reporting segment. The aggregate assets and liabilities of these businesses held for sale are $27.3 million and $4.9 million, respectively, which are not material to the Company’s overall financial position. Subsequent to September 30, 2022, the Company sold one of the held for sale businesses.

2021 ACQUISITIONS

FlightScope, Next College Student Athlete, and Mailman

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

The goodwill for FlightScope and NCSA was assigned to the Events, Experiences & Rights segment and the goodwill for Mailman was assigned to the Representation and Events, Experiences & Rights segments. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for FlightScope, NCSA, and Mailman is 4.4, 5.2, and 7.6 years, respectively.

Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	FlightScope	NCSA	Mailman
Cash and cash equivalents	$1,042	$3,655	$16,598
Accounts receivable	475	5,619	11,292
Deferred costs	94	1,096	476
Other current assets	1,640	10,238	1,713
Property and equipment	1,089	2,804	585
Right of use assets	1,272	4,951	359
Investments	—	—	1,239
Other assets	1,056	5,472	2,085
Intangible assets:
Trade names	—	21,100	800
Customer relationships	2,700	10,000	12,400
Internally developed software	15,400	37,100	—
Goodwill	33,550	214,106	22,342
Accounts payable and accrued expenses	(806)	(20,855)	(16,255)
Other current liabilities	(187)	(10,318)	(1,606)
Debt	—	—	(4,338)
Operating lease liability	(1,272)	(4,951)	(359)
Deferred revenue	(631)	(51,617)	(972)
Other liabilities	(4,334)	(31,603)	(3,485)
Net assets acquired	$51,088	$196,797	$42,874

5. SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2022	2021
Accrued operating expenses	$244,453	$302,024
Payroll, bonuses and benefits	247,102	162,688
Other	88,446	59,349
Total accrued liabilities	$580,001	$524,061

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged				Balance at
	Beginning	to Costs and		Foreign	Assets Held	End of
	of Year	Expenses, Net	Deductions	Exchange	for Sale	Period
Nine Months Ended September 30, 2022	$57,102	$12,577	$(203)	$(3,581)	$(200)	$65,695

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental information:
Cash paid for interest	$160,217	$145,966
Cash payments for income taxes	33,309	27,185

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$8,037	$15,931
Contingent consideration provided in connection with acquisitions	1,500	4,472
Establishment and acquisition of non-controlling interests	414,985	3,087,301
Tax receivable agreements liability adjustments	819	32,081
Accretion of redeemable non-controlling interests	83,849	34,417
Investment in affiliates retained from a business divestiture	202,220	—
Deferred consideration in connection with acquisitions	31,770	—
Issuance of Class A common stock in connection with acquisitions	70,254	—

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2021	$2,741,048	$1,266,144	$499,362	$4,506,554
Acquisitions	25,585	826,221	—	851,806
Divestiture	(91,960)	—	—	(91,960)
Impairment	—	(689)	—	(689)
Foreign currency translation and other	(635)	(13,830)	(1,278)	(15,743)
Assets held for sale	—	(11,997)	—	(11,997)
Balance — September 30, 2022	$2,674,038	$2,065,849	$498,084	$5,237,971

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2022 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.1	$1,045,525	$(329,005)	$716,520
Customer and client relationships	6.9	1,448,375	(1,045,532)	402,843
Internally developed technology	6.0	279,176	(83,400)	195,776
Other	4.3	45,188	(44,180)	1,008
		$2,818,264	$(1,502,117)	$1,316,147
Indefinite-lived:
Trade names		$438,369	$—	$438,369
Owned events		431,154	—	431,154
Other		14,000	—	14,000
Total intangible assets		$3,701,787	$(1,502,117)	$2,199,670

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2021 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.3	$991,021	$(291,326)	$699,695
Customer and client relationships	6.7	1,344,783	(1,012,509)	332,274
Internally developed technology	3.9	120,175	(66,939)	53,236
Other	14.3	142,657	(44,608)	98,049
		$2,598,636	$(1,415,382)	$1,183,254
Indefinite-lived:
Trade names		$340,029	$—	$340,029
Owned events		88,401	—	88,401
Total intangible assets		$3,027,066	$(1,415,382)	$1,611,684

Intangible asset amortization expense was $39.1 million and $48.6 million for the three months ended September 30, 2022 and 2021, respectively, and $123.4 million and $141.0 million for the nine months ended September 30, 2022 and 2021, respectively.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	September 30,	December 31,
	2022	2021
Equity method investments	$281,385	$196,423
Equity investments without readily determinable fair values	125,744	101,124
Equity investments with readily determinable fair values	306	665
Total investments	$407,435	$298,212

Equity Method Investments

As of September 30, 2022 and December 31, 2021, the Company held various investments in non-marketable equity instruments of private companies. As of September 30, 2022, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business (now called Fifth Season) and Sports News Television Limited. The Company’s ownership of its equity method investments ranged from 6% to 50% as of September 30, 2022.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business. The investment is accounted for as an equity method investment. The Company’s share of the net loss of Fifth Season for the three and nine months ended September 30, 2022 was $4.4 million and $9.5 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations.

As of September 30, 2022, the Company’s ownership in Learfield IMG College was approximately 42%. The Company’s share of the net loss of Learfield IMG College for the three and nine months ended September 30, 2022 and 2021 was $78.7 million, $137.5 million, $14.8 million and $76.3 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations. The Company's share of the results of Learfield IMG College for the three and nine months ended September 30, 2022 included a $56.1 million charge as a result of its annual goodwill and indefinite lived intangibles asset impairment test, primarily due to continued losses.

Equity Investments without Readily Determinable Fair Values

As of September 30, 2022 and December 31, 2021, the Company held various investments in non-marketable equity instruments of private companies.

The Company performed its assessment on its investments without readily determinable fair values and recorded an increase in fair value of $0.5 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $14.5 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively, in other income (expense), net in the consolidated statements of operations. The net increases were due to observable price changes partially offset by impairments. For the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021, the Company sold investments for net proceeds of $3.0 million, $3.3 million and $4.8 million, respectively, and a related gain of $3.0 million, $3.3 million and $2.6 million, respectively. For the three months ended September 30, 2021, the Company sold no investments.

Equity Investments with Readily Determinable Fair Values

As of September 30, 2022, the Company had three investments in publicly traded companies. During the three and nine months ended September 30, 2022, the Company did not sell any investments in publicly traded companies. As of September 30, 2022 and December 31, 2021, the Company’s equity investments with readily determinable fair values were valued at $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded $(0.3) million and $(0.9) million, respectively, due to the change in fair value in other income (expense), net in the consolidated statements of operations. For the three and nine months ended September 30, 2021, the company recorded $(0.1) million and $5.1 million, respectively, due to the change in fair value in other income (expense), net in the consolidated statements of operations. See Note 9 for additional information regarding fair value measurements for these equity investments.

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

As of September 30, 2022, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from September 30, 2022, with the exception of four contracts which mature within 18 months from such date) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£ 61,992	in exchange for	$77,648	£ 0.80
Euro	€9,907	in exchange for	$10,100	€0.98
Singapore Dollar	S$2,400	in exchange for	$1,754	S$ 1.37

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains (losses) in accumulated other comprehensive income (loss) of none and $(0.6) million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $(0.4) million for the nine months ended September 30, 2022 and 2021, respectively. The Company reclassified $0.8 million gain into net income for the nine months ended September 30, 2022 in connection with the sale of the restricted Endeavor Content business and is included in the gain as described in Note 4. The Company did not reclassify any gains or losses into net income (loss) for the three months ended September 30, 2022. The Company reclassified a $1.5 million gain into net income (loss) for the three and nine months ended September 30, 2021.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net loss of $4.3 million and net gain of $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and a net loss of $7.4 million and net gain of $1.4 million for the nine months ended September 30, 2022 and 2021, respectively, in other income (expense), net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net loss of $7.7 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $8.8 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively, in other income (expense), net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for $1.5 billion of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. The LIBOR portion of the facility from these interest rate swaps has been fixed at a coupon of 2.12% commencing from June 2019 until June 2024. In August 2022, the Company entered into additional interest rate hedges to swap additional $750 million of its 2014 Credit Facilities from floating interest expense to fixed. The LIBOR portion of the facility from these interest rate swaps has been fixed at a coupon of 3.162% until August 2024. Hedge accounting is applied to these additional interest rate swaps, similar to the pre-existing interest rate swaps. For the three months ended September 30, 2022 and 2021, the Company recorded gains (losses) of $45.1 million and $(0.1) million in accumulated other comprehensive income (loss) and reclassified losses of none and $7.7 million into net income (loss), respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded gains of $107.3 million and $13.2 million in accumulated other comprehensive income (loss) and reclassified losses of $12.4 million and $22.6 million into net income (loss).

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	September 30, 2022
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$306	$—	$—	$306
Interest rate swaps	—	71,497	—	71,497
Forward foreign exchange contracts	—	2,412	—	$2,412
Total	$306	$73,909	$—	$74,215
Liabilities:
Contingent consideration	$—	$—	$4,377	$4,377
Forward foreign exchange contracts	—	20,803	—	20,803
Total	$—	$20,803	$4,377	$25,180

	Fair Value Measurements as of
	December 31, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$665	$—	$—	$665
Forward foreign exchange contracts	—	2,529	—	2,529
Total	$665	$2,529	$—	$3,194
Liabilities:
Contingent consideration	$—	$—	$26,900	$26,900
Interest rate swaps	—	48,427	—	48,427
Forward foreign exchange contracts	—	13,363	—	13,363
Total	$—	$61,790	$26,900	$88,690

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three and nine months ended September 30, 2022.

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

The changes in the fair value of contingent consideration were as follows (in thousands):

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$26,900
Acquisitions	1,500
Payments	(26,183)
Change in fair value	2,243
Foreign currency translation	(83)
Balance at September 30, 2022	$4,377

Payments made during the nine months ended September 30, 2022 primarily related to the settlement of the premium contingent consideration with 32 Equity LLC ("32 Equity"). See Note 11.

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of September 30, 2022 and December 31, 2021, the Company had $2.1 million and $2.3 million in other current assets, none and $0.2 million in assets held for sale, $0.3 million and none in other assets, $11.6 million and $4.5 million in other current liabilities, none and $0.4 million in liabilities held for sale, and $9.2 million and $8.5 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of September 30, 2022 and December 31, 2021, the Company had $71.5 million and none in other assets and none and $48.4 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s interest rate swaps.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	September 30,	December 31,
	2022	2021
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,513,449	$2,786,048
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,817,517	2,840,767
Other debt (3.25%-14.50% Notes due at various dates through 2031)	152,417	159,010
Total principal	$5,483,383	$5,785,825
Unamortized discount	(19,645)	(26,077)
Unamortized issuance costs	(36,335)	(46,012)
Total debt	$5,427,403	$5,713,736
Less: current portion	(89,039)	(82,022)
Total long-term debt	$5,338,364	$5,631,714

2014 Credit Facilities

As of September 30, 2022 and December 31, 2021, the Company had $2.5 billion and $2.8 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility"). In September 2022, we repaid $250.0 million of term loans under the 2014 Credit Facilities.

The financial debt covenant of the 2014 Credit Facilities did not apply as of September 30, 2022 and December 31, 2021 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $19.3 million and $23.8 million as of September 30, 2022 and December 31, 2021, respectively.

Zuffa Credit Facilities

As of September 30, 2022 and December 31, 2021, the Company has $2.8 billion outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa.

The financial debt covenants of the Zuffa Credit Facilities did not apply as of September 30, 2022 and December 31, 2021 as Zuffa had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Under the Zuffa Credit Facilities, Zuffa had $10.0 million and no outstanding letters of credit as of September 30, 2022 and December 31, 2021, respectively.

Other Debt

On Location Revolver

The On Location ("OL") revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of September 30, 2022 and December 31, 2021, the Company was in compliance with the financial debt covenants.

OL had no letters of credit outstanding under the revolving credit agreement as of September 30, 2022 and December 31, 2021.

Receivables Purchase Agreement

As of September 30, 2022 and December 31, 2021, the debt outstanding under these arrangements was $28.2 million and $50.5 million, respectively.

Zuffa Secured Commercial Loans

As of September 30, 2022 and December 31, 2021, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of September 30, 2022, EGH held cash of $40.7 million, long-term deferred tax benefits of $132.9 million in other assets and a tax receivable agreements liability of $200.0 million, of which $41.2 million is in other current liabilities and $158.8 million is in other long-term liabilities. As of December 31, 2021, EGH held long-term deferred tax benefits of $61.5 million in other assets and a tax receivable agreements liability of $133.8 million, of which $41.2 million is in other current liabilities and $92.6 million is in other long-term liabilities. Otherwise, EGH has no material separate cash flows, assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.1 billion and $5.6 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

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

In April 2022, a series of transactions was completed between the Company and 32 Equity. Per the terms of the OL LLC Agreement, 32 Equity had the right to purchase additional common units in OLE Parent from the Company that would result in 32 Equity having an aggregate ownership percentage interest in OLE Parent of 32% at a price per unit equal to the original acquisition price of its rollover equity. 32 Equity exercised such right and paid the Company cash of $87.9 million. Following this exercise, EOC issued 8,037,483 EOC common units (and 32 Equity obtained an equal number of paired shares of the Company's Class X common stock) in exchange for 32 Equity's non-controlling interests of OLE Parent. The aggregate value of the shares was $223.7 million based on the volume-weighted average trading price of the Class A common stock for thirty days ending on the day before the close. The Company and 32 Equity also agreed to settle the premium contingent consideration resulting in the Company paying 32 Equity $24.0 million in cash (Note 9). In addition, the Company issued 495,783 shares of Class A common stock to several employees of the Company in exchange for the employees' direct or indirect interests in OLE Parent based on the same valuation. As a result of these transactions, OLE Parent became an indirect wholly-owned subsidiary of EOC.

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

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson in August 2022 (Note 4), the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett-Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of September 30, 2022 and December 31, 2021, the estimated redemption value was $9.7 million.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of September 30, 2022 and December 31, 2021, the estimated redemption value was below the carrying value of $23.5 million and $23.8 million, respectively.

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

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the periods presented below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	May 1, 2021 - September 30, 2021

Basic (loss) earnings per share
Numerator
Consolidated net (loss) income	$(12,538)	$63,613	$547,348	$(457,841)
Net (loss) income attributable to NCI (Endeavor Operating Company)	(1,879)	17,177	183,353	(154,395)
Net (loss) income attributable to NCI (Endeavor Manager Units)	(620)	3,951	28,682	(26,334)
Net (loss) income attributable to the Company	(10,039)	42,485	335,313	(277,112)
Adjustment to net (loss) income attributable to the Company	—	—	4,348	(1,399)
Net (loss) income attributable to EGH common shareholders	$(10,039)	$42,485	$339,661	$(278,511)
Denominator
Weighted average Class A Common Shares outstanding - Basic	285,870,317	262,891,070	278,724,574	261,048,116
Basic (loss) earnings per share	$(0.04)	$0.16	$1.22	$(1.07)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	May 1, 2021 - September 30, 2021

Diluted (loss) earnings per share
Numerator
Consolidated net (loss) income	$(12,538)	$63,613	$547,348	$(457,841)
Net (loss) income attributable to NCI (Endeavor Operating Company)	(1,879)	(5,507)	8,645	(154,395)
Net loss attributable to NCI (Endeavor Manager Units)	(620)	—	—	(26,334)
Net (loss) income attributable to the Company	(10,039)	69,120	538,703	(277,112)
Adjustment to net (loss) income attributable to the Company	(1,422)	—	(1,803)	(1,399)
Net (loss) income attributable to EGH common shareholders	$(11,461)	$69,120	$536,900	$(278,511)

Denominator
Weighted average Class A Common Shares outstanding - Basic	285,870,317	262,891,070	278,724,574	261,048,116
Additional shares assuming exchange of all Endeavor Profits Units	—	3,569,639	1,884,386	—
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	—	202,490	1,875,609	—
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	—	169,259,312	167,046,923	—
Additional shares assuming redemption of redeemable non-controlling interests	3,936,316	—	1,226,569	—
Weighted average number of shares used in computing diluted (loss) earnings per share	289,806,633	435,922,511	450,758,061	261,048,116

Diluted (loss) earnings per share	$(0.04)	$0.16	$1.19	$(1.07)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	May 1, 2021 - September 30, 2021
Securities that are anti-dilutive for the period
Stock Options	4,131,574	2,654,007	2,512,767	3,217,374
Unvested RSUs	6,925,143	7,125,939	1,261,040	7,576,141
Manager LLC Units	24,524,798	—	—	25,340,263
EOC Common Units	143,438,952	—	—	143,087,739
EOC Profits Interest & Phantom Units	15,777,736	—	—	16,238,545

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

In accordance with ASC Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company would record income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and nine months ended September 30, 2022 and 2021 based upon the AETR.

The provision for (benefit from) income taxes for the three months ended September 30, 2022 and 2021 is $8.5 million and $(7.7) million, respectively, based on pretax income of $80.5 million and $73.8 million, respectively. The effective tax rate is 10.6% and (10.5%) for the three months ended September 30, 2022 and 2021, respectively. The (benefit from) provision for income taxes for the nine months ended September 30, 2022 and 2021 is $(6.0) million and $58.3 million, respectively, based on pretax income (loss) of $686.4 million and $(315.3) million, respectively. The effective tax rate is (0.9%) and (18.5%) for the nine months ended September 30, 2022 and 2021, respectively. The tax expense for the three months ended September 30, 2022 differs from the same period in 2021 primarily due to additional estimated annual pre-tax income in 2022, which affects the AETR, partially offset by the release of a $12.2 million valuation allowance on deferred tax assets in 2022. The tax expense for the nine months ended September 30, 2022 differs from the same period in 2021 primarily due to the release of a $65.9 million valuation allowance on deferred tax assets in 2022. The release of the valuation allowance was due to the expected realization of certain tax benefits in connection with a tax receivable agreement ("TRA") liability. In addition, during the nine months ended September 30, 2021, $7.4 million of deferred tax liabilities associated with indefinite lived intangibles were recorded as a result of the IPO and tax expense of $10.2 million was recorded related to a change in tax rate in the United Kingdom. Any tax balances reflected on the September 30, 2022 balance sheet would be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company had unrecognized tax benefits of $41.5 million and $40.0 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

The Company records valuation allowances against its net deferred tax assets when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including historical results, reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. During the nine months ended September 30, 2022, the Company released a $65.9 million valuation allowance on deferred tax assets due to the expected realization of certain tax benefits based on estimates of future taxable income. The Company has determined the remaining net deferred tax assets at EGH, exclusive of deferred tax liabilities associated with indefinite lived intangibles, will not be realized and as a result, has recorded a valuation allowance as of September 30, 2022.

Inflation Reduction Act of 2022

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, among other things, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. Additionally, the IRA establishes a 1% excise tax on stock repurchases made by publicly traded US corporations and is effective for stock repurchases after December 31, 2022. While we continue to evaluate the potential tax effects of the IRA, we are currently not expecting the IRA to have a material impact on our consolidated financial statements.

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

In connection with the expected realization of certain tax benefits including deferred tax assets, the Company has a $200.0 million TRA liability as of September 30, 2022.

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

14. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$200,310	$133,600	$—	$333,910
Media production, distribution and content	1,026	84,160	61,387	146,573
Events and academy	200,936	222,845	—	423,781
Talent representation and licensing	—	—	244,370	244,370
Marketing	—	—	82,578	82,578
Eliminations	—	—	—	(9,796)
Total	$402,272	$440,605	$388,335	$1,221,416

	Nine Months Ended September 30, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$529,343	$470,797	$—	$1,000,140
Media production, distribution and content	5,150	248,159	199,140	452,449
Events and academy	496,398	1,175,334	—	1,671,732
Talent representation and licensing	—	—	665,929	665,929
Marketing	—	—	238,542	238,542
Eliminations	—	—	—	(21,098)
Total	$1,030,891	$1,894,290	$1,103,611	$4,007,694

	Three Months Ended September 30, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$156,973	$162,365	$—	$319,338
Media production, distribution and content	1,510	81,818	399,473	482,801
Events and academy	130,038	202,150	—	332,188
Talent representation and licensing	—	—	201,106	201,106
Marketing	—	—	64,144	64,144
Eliminations	—	—	—	(8,274)
Total	$288,521	$446,333	$664,723	$1,391,303

	Nine Months Ended September 30, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$497,564	$796,348	$—	$1,293,912
Media production, distribution and content	4,937	259,229	591,671	855,837
Events and academy	328,366	459,038	—	787,404
Talent representation and licensing	—	—	493,780	493,780
Marketing	—	—	156,413	156,413
Eliminations	—	—	—	(15,189)
Total	$830,867	$1,514,615	$1,241,864	$3,572,157

In the three months ended September 30, 2022 and 2021, there was revenue recognized of $12.8 million and $14.6 million, respectively, from performance obligations satisfied in prior periods. In the nine months ended September 30, 2022 and 2021, there was revenue recognized of $42.4 million and $36.8 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of September 30, 2022 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2022	$391,316
2023	1,659,804
2024	1,253,988
2025	1,092,802
2026	198,750
Thereafter	576,626
$5,173,286

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

The following table presents the Company’s contract liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

Description	December 31, 2021	Additions	Deductions (1)	Acquisitions	Held for Sale	Foreign Exchange	September 30, 2022
Deferred revenue - current	$651,760	$1,901,792	$(1,960,241)	$26,974	$(2,903)	$(7,667)	$609,715
Deferred revenue - noncurrent	$62,155	$12,447	$(3,980)	$2,082	$—	$(289)	$72,415

(1) As of September 30, 2022, the balance in deductions also included $3.6 million and $0.8 million in deferred revenue - current and deferred revenue - noncurrent, respectively, primarily due to the divestiture of DBH (Note 4).

15. SEGMENT INFORMATION

As of September 30, 2022, the Company has three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the "Corporate" group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2021. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Owned Sports Properties	$402,272	$288,521	$1,030,891	$830,867
Events, Experiences & Rights	440,605	446,333	1,894,290	1,514,615
Representation	388,335	664,723	1,103,611	1,241,864
Eliminations	(9,796)	(8,274)	(21,098)	(15,189)
Total consolidated revenue	$1,221,416	$1,391,303	$4,007,694	$3,572,157

Reconciliation of segment profitability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Owned Sports Properties	$195,749	$134,679	$505,760	$412,495
Events, Experiences & Rights	49,668	84,993	290,268	160,843
Representation	132,923	141,801	345,849	264,969
Corporate	(75,258)	(78,156)	(217,991)	(187,476)
Adjusted EBITDA	303,082	283,317	923,886	650,831
Reconciling items:
Equity losses (earnings) of affiliates	1,333	3,052	(4,060)	876
Interest expense, net	(75,608)	(55,783)	(197,385)	(207,970)
Depreciation and amortization	(63,571)	(71,661)	(195,177)	(208,058)
Equity-based compensation expense	(48,388)	(60,885)	(159,851)	(464,393)
Merger, acquisition and earn-out costs	(30,529)	(13,107)	(57,891)	(38,291)
Certain legal costs	(1,604)	266	(11,204)	(4,260)
Restructuring, severance and impairment	(869)	(2,179)	(2,829)	(6,612)
Fair value adjustment - equity investments	291	(90)	13,635	13,614
Gain on sale of the restricted Endeavor Content business	—	—	463,641	—
Tax receivable agreements liability adjustment	(10,405)	—	(61,497)	—
Other	6,749	(9,152)	(24,914)	(51,063)
Income (loss) before income taxes and equity losses of affiliates	$80,481	$73,778	$686,354	$(315,326)

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

In July 2017, the Italian Competition Authority ("ICA") issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including the Company. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. The Company investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined the Company approximately EUR 0.3 million. As part of its decision, the ICA acknowledged the Company’s cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or "Lega Nazionale," and together with the three clubs, the "Plaintiffs") each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,592.2 million relating to Lega Nazionale, along with attorneys’ fees and costs (the "Damages Claims"). Since December 2020, four additional football clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim amounts in the aggregate totaling EUR 251.5 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim in the amount of EUR 92.1 million, in the case of one club, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other nine cases. Collectively, the interventions of these 14 clubs are the "Interventions." The Company has defended in its submissions to date, and intends to continue to defend, against the Damages Claims, Interventions and any related claims, and management believes that the Company has meritorious defenses to these claims, including the absence of standing of the clubs, and the absence of actual damage. The Company may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against the Company or settlement entered into, including with respect to claims or actions brought by other parties, could materially and adversely impact the Company’s business, financial condition and results of operations.

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

17. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Other current assets	$22,109	$4,728
Investments	2,174	—
Other assets	—	322
Accrued liabilities	10,800	—
Deferred revenue	2,350	264
Other current liabilities	2,006	2,431

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$9,365	$641	$26,946	$13,680
Direct operating costs	9,661	772	14,003	3,629
Selling, general and administrative expenses	859	1,768	3,325	6,198
Other (expense) income, net	(9,925)	875	(23,175)	2,625

As of September 30, 2022, the Company has an equity-method investment in Euroleague, a related party. For the three and nine months ended September 30, 2022 and 2021, the Company recognized revenue of $0.5 million, $3.8 million, $0.2 million and $0.2 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three and nine months ended September 30, 2022 and 2021, the Company recognized revenue of $(0.3) million, $5.1 million, $(0.1) million and $0.1 million, respectively, for production services provided to Euroleague as well as direct operating costs of $3.1 million, $5.5 million, less than a hundred thousand, $(0.2) million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Events, Experiences & Rights segment. As of September 30, 2022 and December 31, 2021, the Company had a receivable of $5.1 million and $1.4 million, respectively, and a payable of $0.2 million and $1.4 million, respectively.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three and nine months ended September 30, 2022, the Company recorded expense of $10.8 million and $25.8 million, respectively, related to transaction costs for investment banking services in connection with the sale of the restricted Endeavor Content business and the acquisitions of OpenBet and Barrett-Jackson (Note 4). As of September 30, 2022, the Company had accrued liabilities of $10.8 million. In addition, during the nine months ended September 30, 2022, the Company invested $2.2 million in non-marketable funds maintained by Raine.

In September 2022, the Company sold the ten PDL Clubs that operated under the DBH umbrella to Silver Lake, stockholders of the Company (Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our 2021 Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" of our 2021 Annual Report, as updated by Part II, Item 1A. "Risk Factors" in this Quarterly Report, or in other sections of the 2021 Annual Report and this Quarterly Report.

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

Segments

We operate our business in three segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; and (iii) Representation.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of scarce sports properties, including UFC, Professional Bull Riders ("PBR") and Euroleague, that generate significant growth through innovative rights deals and exclusive live events.

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

At the end of 2021 and in January 2022, we acquired ten Professional Development League clubs (the "PDL Clubs"), whose results were included in Owned Sports Properties and were being operated under the Diamond Baseball Holdings ("DBH") umbrella. In September 2022, we sold the PDL Clubs to Silver Lake, stockholders of the Company, for an aggregate purchase price of $280 million cash.

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

Additionally, we own and operate IMG Academy, a leading academic and sports training institution located in Florida, as well as Next College Student Athlete ("NCSA"), which provides recruiting and admissions services to high school student athletes and college athletic departments and admissions officers, (collectively, "Academy").

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

In August 2022, we acquired 55% of Barrett-Jackson Holdings, LLC ("Barrett-Jackson"), which is engaged in the business of collector car auctions and sales as well as other collector car related events and experiences, in exchange for consideration having an aggregate value of $256.9 million. The aggregate consideration consisted of $244.4 million of cash and 563,935 newly-issued shares of our Class A common stock valued at $12.5 million.

In September 2022, we acquired the OpenBet business ("OpenBet") of Light & Wonder, Inc. (formerly known as Scientific Games Corporation) ("Light & Wonder") for consideration of $847.1 million, consisting of $800.4 million of cash and 2,305,794 newly-issued shares of our Class A common stock valued at $46.7 million. OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. We will create a new reportable segment that will include IMG ARENA and the OpenBet business in 2023.

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

Previously, our Representation segment included our restricted Endeavor Content business, which provided a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In February 2021, the Company signed the Franchise Agreements directly with the WGA. These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities were reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. Our retained 20% interest is reflected as an equity method investment as of September 30, 2022 and is not part of the Representation segment.

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

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$1,221,416	$1,391,303	$4,007,694	$3,572,157
Operating expenses:
Direct operating costs	398,518	673,215	1,601,544	1,790,562
Selling, general and administrative expenses	601,469	520,626	1,729,174	1,686,840
Insurance recoveries	—	(12,233)	(993)	(42,100)
Depreciation and amortization	63,571	71,661	195,177	208,058
Impairment charges	689	754	689	4,524
Total operating expenses	1,064,247	1,254,023	3,525,591	3,647,884
Operating income (loss)	157,169	137,280	482,103	(75,727)
Other (expense) income:
Interest expense, net	(75,608)	(55,783)	(197,385)	(207,970)
Loss on extinguishment of debt	—	—	—	(28,628)
Tax receivable agreements liability adjustment	(10,405)	—	(61,497)	—
Other income (expense), net	9,325	(7,719)	463,133	(3,001)
Income (loss) before income taxes and equity losses of affiliates	80,481	73,778	686,354	(315,326)
Provision for (benefit from) income taxes	8,515	(7,718)	(6,020)	58,285
Income (loss) before equity losses of affiliates	71,966	81,496	692,374	(373,611)
Equity losses of affiliates, net of tax	(84,504)	(17,883)	(145,026)	(77,167)
Net (loss) income	(12,538)	63,613	547,348	(450,778)
Less: Net (loss) income attributable to non-controlling interests	(2,499)	21,128	212,035	(141,980)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—	—	(31,686)
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(10,039)	$42,485	$335,313	$(277,112)

Revenue

Revenue decreased $169.9 million, or 12.2%, to $1,221.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

•
Owned Sports Properties increased by $113.8 million, or 39.4%. The increase was driven primarily by growth at UFC due to increased media rights fees, greater sponsorship, licensing, commercial PPV and event related revenue, and an increase at PBR primarily due to the new team series format. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operated under the DBH umbrella contributed $33 million.
•
Events, Experiences & Rights decreased by $5.7 million, or 1.3%. The decrease was primarily driven by a decrease of $27 million in media rights fees and media production revenue, primarily due to events that occurred in 2021 but not in 2022. This decrease was partially offset by a net increase of $21 million attributable to new and returning live events in 2022, as well as growth at Academy, offset by the timing of certain events.
•
Representation decreased by $276.4 million, or 41.6%. The decrease was primarily driven by the $334 million of revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022. This decrease was partially offset by a $62 million increase in client commissions, primarily from continued strong demand for our talent and the recovery of live entertainment, and corporate spending on marketing and experiential activations as the prior year continued to be impacted by COVID-19.

Excluding the revenue attributable to the restricted Endeavor Content business, revenue for the three months ended September 30, 2022 increased 15% compared to the three months ended September 30, 2021.

Revenue increased $435.5 million, or 12.2%, to $4,007.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

•
Owned Sports Properties increased by $200.0 million, or 24.1%. The increase was driven primarily by growth at UFC due to increased media rights fees, greater sponsorship, licensing, commercial PPV and event related revenue from more events with live audiences partially offset by Residential PPV revenue. The increase was also due to an increase at PBR from the change in timing of the Unleash The Beast finals and the new team series format, an increase in the number of events and the elimination of fan attendance restrictions. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operated under the DBH umbrella contributed $64 million.
•
Events, Experiences & Rights increased by $379.7 million, or 25.1%. The increase was primarily driven by an increase of $716 million attributable to the return of live events in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19. Increases were also due to the Madrid Open, which was acquired in April 2022, as well as growth in Academy and NCSA, which was acquired in June 2021. These increases were partially offset by a decrease of $337 million in media rights fees and media production revenue, primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed.
•
Representation decreased by $138.3 million, or 11.1%. The decrease was primarily driven by the $407 million of revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022. This decrease was partially offset by an increase of $254 million related to client commissions, due primarily from the continued strong demand for our talent and the recovery of live entertainment, and corporate spending on marketing and experiential activations as the prior year was impacted by COVID-19.

Excluding the revenue attributable to the restricted Endeavor Content business, revenue for the nine months ended September 30, 2022 increased 27% compared to the nine months ended September 30, 2021.

Direct operating costs

Direct operating costs decreased $274.7 million, or 40.8%, to $398.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. A decrease of $285 million related to the sale of the restricted Endeavor Content business was partially offset by the increases in costs associated with the revenue growth as described above.

Direct operating costs decreased $189.0 million, or 10.6%, to $1,601.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was driven by the $345 million decrease related to the sale of the restricted Endeavor Content business and the decrease in media rights and media production costs of $391 million due to the decrease in revenue described above, primarily due to the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue. These decreases were partially offset by increases of $545 million for costs related to live events and marketing and experiential activations due to the increases in revenue as described above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $80.8 million, or 15.5%, to $601.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to higher cost of personnel, travel expenses and other operating expenses.

Selling, general and administrative expenses increased $42.3 million, or 2.5%, to $1,729.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to higher cost of personnel, travel expenses and other operating expenses. The increase was partially offset by lower equity-based compensation expense as the prior period included charges for modifications of certain pre-IPO awards to remove certain forfeiture and discretionary call terms.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the three and nine months ended September 30, 2022 and 2021, we recognized none, $1.0 million, $12.2 million and $42.1 million of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $8.1 million, or 11.3%, to $63.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Depreciation and amortization decreased $12.9 million, or 6.2%, to $195.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decreases were primarily driven by certain intangible assets becoming fully amortized partially offset by intangible assets acquired through acquisitions.

Impairment charges

Impairment charges of $0.7 million for the three and nine months ended September 30, 2022, related to goodwill in our Events, Experiences & Rights segment.

Impairment charges of $0.8 million and $4.5 million for the three and nine months ended September 30, 2021, respectively, related to goodwill in our Events, Experiences & Rights and Representation segments.

Interest expense, net

Interest expense, net increased $19.8 million, or 35.5% to $75.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by higher interest rates and higher average debt outstanding during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Interest expense, net decreased $10.6 million, or 5.1% to $197.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily driven by lower average debt outstanding partially offset by higher interest rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Loss on extinguishment of debt of $28.6 million for the nine months ended September 30, 2021 was due to fees and expenses incurred for the early redemption of our term loans issued in May 2020.

Tax receivable agreements liability adjustment

The Company recorded $(10.4) million and $(61.5) million of adjustments in the three and nine months ended September 30, 2022, respectively, for the tax receivable agreements liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2022 was income of $9.3 million compared to expense of $7.7 million for the three months ended September 30, 2021. The income for the three months ended September 30, 2022 primarily included a gain of $23.3 million for the sale of DBH partially offset by $12.4 million for foreign currency transaction losses. The expense for the three months ended September 30, 2021 was primarily attributable to foreign currency transaction losses.

Other income (expense), net for the nine months ended September 30, 2022 included a gain of $463.6 million for the sale of the restricted Endeavor Content business, a gain of $23.3 million for the sale of DBH and $16.6 million of gains from changes in fair value of equity investments partially offset by $33.2 million for foreign currency transaction losses and $8.8 million of losses due to the change in the fair value of embedded foreign currency derivatives. The expense for the nine months ended September 30, 2021 included $15.7 million of foreign currency transaction losses and $10.4 million of losses due to the change in the fair value of embedded foreign currency derivatives partially offset by $23.1 million of gains primarily from sales and changes in the fair value of equity investments.

Provision for (benefit from) income taxes

For the three months ended September 30, 2022, we recorded a provision for income taxes of $8.5 million compared to a benefit from income taxes of $7.7 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we recorded a benefit from income taxes of $6.0 million compared to a provision for income taxes of $58.3 million for the nine months ended September 30, 2021. The tax expense for the three months ended September 30, 2022 differs from the same period in 2021 primarily due to additional estimated annual pre-tax income in 2022 partially offset by the release of a $12.2 million valuation allowance on deferred tax assets in 2022. The tax expense for the nine months ended September 30, 2022 differs from the same period in 2021 primarily due to the release of a $65.9 million valuation allowance on deferred tax assets in 2022. The release of the valuation allowance was due to the expected realization of certain tax benefits in connection with a TRA liability. In addition, during the nine months ended September 30, 2021, $7.4 million of deferred tax liabilities associated with indefinite lived intangibles were recorded as a result of the IPO and tax expense of $10.2 million was recorded related to a change in tax rate in the United Kingdom.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, among other things, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. Additionally, the IRA establishes a 1% excise tax on stock repurchases made by publicly traded US corporations and is effective for stock repurchases after December 31, 2022. While we continue to evaluate the potential tax effects of the IRA, we are currently not expecting the IRA to have a material impact on our consolidated financial statements.

Equity losses of affiliates, net of tax

Equity losses of affiliates increased $66.6 million to $84.5 million and increased $67.9 million to $145.0 million for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Our equity losses primarily related to our investment in Learfield IMG College and the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022.

During the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, we recorded $78.7 million and $137.5 million, respectively, and $17.9 million and $77.2 million, respectively, in equity losses resulting from losses related to our investment in Learfield IMG College. For the three and nine months ended September 30, 2022, our share of the results of Learfield IMG College included a $56.1 million charge as a result of its annual goodwill and indefinite lived intangible asset impairment test, primarily due to continued losses.

Net (loss) income attributable to non-controlling interests

Subsequent to the IPO and associated reorganization transactions, non-controlling interests primarily relate to interests held by certain former members of Endeavor Operating Company who retained their ownership interests in Endeavor Manager and Endeavor Operating Company.

Net loss attributable to non-controlling interests was $2.5 million for the three months ended September 30, 2022 compared to net income attributable to non-controlling interests of $21.1 million for the three months ended September 30, 2021. The change was primarily due to the change in the amount of reported net loss for the three months ended September 30, 2022 versus the reported net income for the three months ended September 30, 2021.

Net income attributable to non-controlling interests was $212.0 million for the nine months ended September 30, 2022 compared to net loss attributable to non-controlling interests of $142.0 million for the nine months ended September 30, 2021. The change was primarily due to the change in the amount of reported net income for the nine months ended September 30, 2022 versus the reported net loss for the nine months ended September 30, 2021 as well as the effect of the reorganization transactions.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Owned Sports Properties	$402,272	$288,521	$1,030,891	$830,867
Events, Experiences & Rights	440,605	446,333	1,894,290	1,514,615
Representation	388,335	664,723	1,103,611	1,241,864
Eliminations	(9,796)	(8,274)	(21,098)	(15,189)
Total Revenue	$1,221,416	$1,391,303	$4,007,694	$3,572,157
Adjusted EBITDA:
Owned Sports Properties	$195,749	$134,679	$505,760	$412,495
Events, Experiences & Rights	49,668	84,993	290,268	160,843
Representation	132,923	141,801	345,849	264,969
Corporate	(75,258)	(78,156)	(217,991)	(187,476)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$402,272	$288,521	$1,030,891	$830,867
Direct operating costs	$131,537	$102,641	$329,102	$275,935
Selling, general and administrative expenses	$72,345	$48,060	$192,709	$140,162
Adjusted EBITDA	$195,749	$134,679	$505,760	$412,495
Adjusted EBITDA margin	48.7%	46.7%	49.1%	49.6%

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenue for the three months ended September 30, 2022 increased $113.8 million, or 39.4%, to $402.3 million, compared to the three months ended September 30, 2021. The increase was driven primarily by growth at UFC due to increased media rights fees, greater sponsorship, licensing, commercial PPV and event related revenue driven by an additional PPV event as well as more events with live audiences, and an increase at PBR primarily due to the new team series format. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operated under the DBH umbrella contributed $33 million. DBH was sold in September 2022.

Direct operating costs for the three months ended September 30, 2022 increased $28.9 million, or 28.2%, to $131.5 million, compared to the three months ended September 30, 2021. The increase is due to the changes in revenue described above.

Selling, general and administrative expenses for the three months ended September 30, 2022 increased $24.3 million, or 50.5%, to $72.3 million, compared to the three months ended September 30, 2021. The increase was primarily attributable to $14 million of expenses incurred by DBH, an increase in travel expenses related to UFC due to an increase in events held outside of Las Vegas, including in Europe, and an increase in cost of personnel.

Adjusted EBITDA for the three months ended September 30, 2022 increased $61.1 million, or 45.3%, to $195.7 million, compared to the three months ended September 30, 2021. The increase in Adjusted EBITDA was primarily driven by increases in revenue partially offset by increases in direct operating costs and selling, general and administrative expenses.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue for the nine months ended September 30, 2022 increased $200.0 million, or 24.1%, to $1,030.9 million, compared to the nine months ended September 30, 2021. The increase was driven by growth at UFC due to increased media rights fees, greater sponsorship, licensing, commercial PPV and event related revenue from more events with live audiences partially offset by Residential PPV revenue. The increase was also due to an increase at PBR from the change in timing of the Unleash The Beast finals and the new team series format, an increase in the number of events and the elimination of fan attendance restrictions. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operated under the DBH umbrella contributed $64 million. DBH was sold in September 2022.

Direct operating costs for the nine months ended September 30, 2022 increased $53.2 million, or 19.3%, to $329.1 million, compared to the nine months ended September 30, 2021. The increase is due to the change in revenue described above partially offset by lower athlete costs for UFC.

Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $52.5 million, or 37.5%, to $192.7 million, compared to the nine months ended September 30, 2021. The increase was primarily attributable to $37 million of expenses incurred by DBH and an increase in cost of personnel and travel expenses.

Adjusted EBITDA for the nine months ended September 30, 2022 increased $93.3 million, or 22.6%, to $505.8 million, compared to the nine months ended September 30, 2021. The increase in Adjusted EBITDA was primarily driven by increases in revenue partially offset by increases in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$440,605	$446,333	$1,894,290	$1,514,615
Direct operating costs	$224,598	$235,645	$1,119,855	$1,046,714
Selling, general and administrative expenses	$169,125	$138,567	$494,087	$351,642
Adjusted EBITDA	$49,668	$84,993	$290,268	$160,843
Adjusted EBITDA margin	11.3%	19.0%	15.3%	10.6%

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenue for the three months ended September 30, 2022 decreased $5.7 million, or 1.3%, to $440.6 million, compared to the three months ended September 30, 2021. Media rights fees and media production revenue decreased $26 million primarily due to the timing of the 2021 UEFA Euro Championship and the 2021 CONCACAF World Cup qualifying matches, which take place every four years. Total event and academy revenue increased $21 million primarily due to new events, including Frieze Seoul, and events returning in 2022 that were cancelled in 2021, including the Aer Lingus Classic and various music events, as well as growth in Academy due to increased enrollment in summer camps and NCSA memberships. These increases in event and academy revenue were partially offset by certain events held in Q2 2022 that were held in Q3 2021 as well as the 2021 Ryder Cup, which is a biennial event.

Direct operating costs for the three months ended September 30, 2022 decreased $11.0 million, or 4.7%, to $224.6 million, compared to the three months ended September 30, 2021. The decrease is due to the changes in revenue described above.

Selling, general and administrative expenses for the three months ended September 30, 2022 increased $30.6 million, or 22.1%, to $169.1 million, compared to the three months ended September 30, 2021. The increase was primarily driven by increased cost of personnel, including the build out of the Olympics business, and the expense incurred by Barrett Jackson, acquired in August 2022.

Adjusted EBITDA for the three months ended September 30, 2022 decreased $35.3 million, or 41.6%, to $49.7 million, compared to the three months ended September 30, 2021. The decrease in Adjusted EBITDA was primarily driven by increases in selling, general and administrative expenses and insurance recoveries received in the prior year related to cancelled events.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue for the nine months ended September 30, 2022 increased $379.7 million, or 25.1%, to $1,894.3 million, compared to the nine months ended September 30, 2021. Event and academy revenue increased $716 million primarily due to events returning in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19, including Super Bowl LVI, NCAA Men’s March Madness, Miami Open, and various music events. Increases were also due to the Madrid Open, which was acquired in April 2022, as well as growth in Academy due to increased enrollment and NCSA, which was acquired in June 2021. Media rights fees and media production revenue decreased $337 million primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed.

Direct operating costs for the nine months ended September 30, 2022 increased $73.1 million, or 7.0%, to $1,119.9 million, compared to the nine months ended September 30, 2021. Live event and performance costs increased $462 million due to the increases in related revenue. This increase was partially offset by a decrease in media rights and media production costs of $391 million due to the decrease in revenue described above, primarily due to the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue.

Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $142.4 million, or 40.5%, to $494.1 million, compared to the nine months ended September 30, 2021. The increase was primarily driven by increased cost of personnel, including the buildout of the Olympics business, and the expenses incurred by NCSA, acquired in June 2021.

Adjusted EBITDA for the nine months ended September 30, 2022 increased $129.4 million, or 80.5%, to $290.3 million, compared to the nine months ended September 30, 2021. The increase in Adjusted EBITDA was primarily driven by the growth in revenue partially offset by increases in related direct operating costs and selling, general and administrative expenses as well as a decrease in insurance recoveries related to cancelled events.

Representation

The following table sets forth our Representation segment results for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Revenue	$388,335	$664,723	$1,103,611	$1,241,864
Direct operating costs	$52,163	$341,895	$173,614	$481,796
Selling, general and administrative expenses	$203,016	$181,322	$583,851	$495,173
Adjusted EBITDA	$132,923	$141,801	$345,849	$264,969
Adjusted EBITDA margin	34.2%	21.3%	31.3%	21.3%

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenue for the three months ended September 30, 2022 decreased $276.4 million, or 41.6%, to $388.3 million, compared to the three months ended September 30, 2021. The decrease was primarily attributable to the $334 million of revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022. This decrease was partially offset by an increase of $62 million related to client commissions, due primarily to the continued strong demand for our talent and the recovery of live entertainment, predominantly music, and corporate spending on marketing and experiential activations as the prior year continued to be impacted by COVID-19. Excluding the revenue attributable to the restricted Endeavor Content business, revenue for the three months ended September 30, 2022 increased 17% compared to the three months ended September 30, 2021.

Direct operating costs for the three months ended September 30, 2022 decreased $289.7 million, or 84.7%, to $52.2 million, compared to the three months ended September 30, 2021. The decrease was primarily attributable to the sale of the restricted Endeavor Content business.

Selling, general and administrative expenses for the three months ended September 30, 2022 increased $21.7 million, or 12.0%, to $203.0 million, compared to the three months ended September 30, 2021. The increase was primarily driven by cost of personnel and travel expenses partially offset by the sale of the restricted Endeavor Content business in January 2022.

Adjusted EBITDA for the three months ended September 30, 2022 decreased $8.9 million, or 6.3%, to $132.9 million, compared to the three months ended September 30, 2021. The decrease was primarily attributable to the $26 million of Adjusted EBITDA in the prior year related to the restricted Endeavor Content business, which was sold in January 2022. This was partially offset by the revenue growth from the rest of the segment, as discussed above, net of the increases in selling, general and administrative expenses.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue for the nine months ended September 30, 2022 decreased $138.3 million, or 11.1%, to $1,103.6 million, compared to the nine months ended September 30, 2021. The decrease was primarily attributable to the $407 million of revenue related to the restricted Endeavor Content business recorded in prior year, which was sold in January 2022. This decrease was partially offset by an increase of $254 million related to client commissions, due primarily to the continued strong demand for our talent and the recovery of live entertainment, predominantly music, and corporate spending on marketing and experiential activations as the prior year was impacted by COVID-19. Excluding the revenue attributable to the restricted Endeavor Content business, revenue for the nine months ended September 30, 2022 increased 32% compared to the nine months ended September 30, 2021.

Direct operating costs for the nine months ended September 30, 2022 decreased $308.2 million, or 64.0%, to $173.6 million, compared to the nine months ended September 30, 2021. The decrease attributable to the sale of the restricted Endeavor Content business of $345 million was partially offset by an increase in marketing and experiential activations due to the increase in revenue described above.

Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $88.7 million, or 17.9%, to $583.9 million, compared to the nine months ended September 30, 2021. The increase was primarily driven by cost of personnel and travel expenses partially offset by the sale of the restricted Endeavor Content business.

Adjusted EBITDA for the nine months ended September 30, 2022 increased $80.9 million, or 30.5%, to $345.8 million, compared to the nine months ended September 30, 2021. The increase in Adjusted EBITDA was primarily due to the growth in revenue, excluding the Endeavor Content business which was sold in January 2022, partially offset by the increase in selling, general and administrative expenses.

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

The following table sets forth our results for Corporate for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Adjusted EBITDA	$(75,258)	$(78,156)	$(217,991)	$(187,476)

Adjusted EBITDA for the three months ended September 30, 2022 improved $2.9 million, or 3.7%, to $(75.3) million, compared to the three months ended September 30, 2021. The improvement was driven by a decrease in cost of personnel.

Adjusted EBITDA for the nine months ended September 30, 2022 decreased $30.5 million, or 16.3%, to $(218.0) million, compared to the nine months ended September 30, 2021. The decrease was driven by an increase in cost of personnel and other general and administrative expenses.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(12,538)	$63,613	$547,348	$(450,778)
Provision for (benefit from) income taxes	8,515	(7,718)	(6,020)	58,285
Interest expense, net	75,608	55,783	197,385	207,970
Depreciation and amortization	63,571	71,661	195,177	208,058
Equity-based compensation expense (1)	48,388	60,885	159,851	464,393
Merger, acquisition and earn-out costs (2)	30,529	13,107	57,891	38,291
Certain legal costs (3)	1,604	(266)	11,204	4,260
Restructuring, severance and impairment (4)	869	2,179	2,829	6,612
Fair value adjustment - equity investments (5)	(291)	90	(13,635)	(13,614)
Equity method losses - Learfield IMG College and Endeavor Content (6)	83,171	14,831	149,086	76,291
Gain on sale of the restricted Endeavor Content business(7)	—	—	(463,641)	—
Tax receivable agreements liability adjustment (8)	10,405	—	61,497	—
Other (9)	(6,749)	9,152	24,914	51,063
Adjusted EBITDA	$303,082	$283,317	$923,886	$650,831
Net (loss) income margin	(1.0%)	4.6%	13.7%	(12.6%)
Adjusted EBITDA margin	24.8%	20.4%	23.1%	18.2%

Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(12,538)	$63,613	$547,348	$(450,778)
Net (income) loss attributable to non-controlling interests	2,499	(21,128)	(212,035)	141,980
Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—	—	31,686
Net (loss) income attributable to Endeavor Group Holdings, Inc.	(10,039)	42,485	335,313	(277,112)
Amortization	39,153	48,646	123,449	141,023
Equity-based compensation expense (1)	48,388	60,885	159,851	464,393
Merger, acquisition and earn-out costs (2)	30,529	13,107	57,891	38,291
Certain legal costs (3)	1,604	(266)	11,204	4,260
Restructuring, severance and impairment (4)	869	2,179	2,829	6,612
Fair value adjustment - equity investments (5)	(291)	90	(13,635)	(13,614)
Equity method losses - Learfield IMG College and Endeavor Content (6)	83,171	14,831	149,086	76,291
Gain on sale of the restricted Endeavor Content business(7)	—	—	(463,641)	—
Tax receivable agreements liability adjustment (8)	10,405	—	61,497	—
Other (9)	(6,749)	9,152	24,914	51,063
Tax effects of adjustments (10)	(8,952)	19,176	1,323	90,407
Other tax items (11)	(12,241)	—	(65,924)	17,608
Adjustments allocated to non-controlling interests (12)	(67,416)	(66,566)	(16,044)	(404,028)
Adjusted Net Income	$108,431	$143,719	$368,113	$195,194
(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The decrease for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to grants under the 2021 Incentive Award Plan that were issued in connection with the IPO.

The decrease for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to modification of certain pre-IPO equity-based awards primarily to remove certain forfeiture and discretionary call terms as well as grants under the 2021 Incentive Award Plan that were issued in connection with the IPO.

Equity-based compensation was recognized in all segments and Corporate for the three and nine months ended September 30, 2022 and 2021.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to remain our employees.

Such costs for the three months ended September 30, 2022 primarily related to professional advisor costs, which were approximately $21 million and primarily related to our Events, Experiences & Rights segment and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $10 million, which primarily related to our Representation segment.

Such costs for the three months ended September 30, 2021 primarily related to professional advisor costs, which were approximately $9 million and primarily related to Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $4 million, which primarily related to our Representation and Events, Experiences & Rights segments.

Such costs for the nine months ended September 30, 2022 primarily related to professional advisor costs of approximately $33 million and related to all of our segments. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $25 million, which primarily related to our Representation segment.

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

Such costs for the three months ended September 30, 2022 primarily related to restructuring expenses in our Events, Experiences & Rights segment.

Such costs for the three months ended September 30, 2021 primarily related to the impairment of goodwill in our Representation segment.

Such costs for the nine months ended September 30, 2022 primarily related to a write off of an asset in Corporate and the restructuring expenses in our Events, Experiences & Rights and Representation segments.

Such costs for the nine months ended September 30, 2021 primarily related to the impairment of goodwill in our Representation and Events, Experiences & Rights segments.

(5)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.
(6)
Relates to equity method losses, including impairment charges, from our investment in Learfield IMG College as well as losses from the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022.
(7)
Relates to the gain recorded for the sale of the restricted Endeavor Content business, net of transactions costs of $15.0 million.
(8)
Includes the adjustment for the tax receivable agreements liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRAs.
(9)
For the three months ended September 30, 2022, other costs were comprised primarily of a gain of approximately $23 million related to the sale of DBH, which related to our Owned Sports Properties segment, losses of approximately $13 million on foreign exchange transactions, which related to all of our segments and Corporate, a loss of approximately $8 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment, and losses of approximately $4 million related to foreign exchange hedge contracts.

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

For the nine months ended September 30, 2022, other costs were comprised primarily of losses of approximately $33 million on foreign exchange transactions, which related to all of our segments and Corporate, a gain of approximately $23 million related to the sale of DBH, which related to our Owned Sports Properties segment, a loss of approximately $9 million related to non-cash fair value adjustments of embedded foreign derivatives, which related primarily to our Events, Experiences & Rights segment, and losses of approximately $7 million related to foreign exchange hedge contracts which related to our Events, Experiences & Rights segment and Corporate.

For the nine months ended September 30, 2021, other costs were comprised primarily of approximately $29 million related to a loss on debt extinguishment, which related primarily to Corporate, losses of approximately $15 million on foreign exchange transactions, which related to all of our segments and Corporate, and a loss of approximately $10 million related to non-cash fair value adjustments of embedded foreign currency derivatives primarily related to our Events, Experiences & Rights segment.

(10)
Reflects the tax effect of the adjustments noted above.

(11)
Such items for the three and nine months ended September 30, 2022 reflects the release of a valuation allowance on deferred tax assets due to the expected realization of certain tax benefits in connection with a TRA liability. Such items for the nine months ended September 30, 2021 includes $7.4 million of deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO and tax expense of $10.2 million related to a change in tax rate in the United Kingdom.
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

Debt facilities

As of September 30, 2022, we had an aggregate of $5.3 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of September 30, 2022, we had total borrowing capacity of $405 million under the Senior Credit Facilities, of which approximately $376 million was available to borrow.

Credit Facilities

As of September 30, 2022, we have borrowed an aggregate of $2.5 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the "ABR") plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025. In September 2022, we repaid $250.0 million of term loans under the Credit Facilities.

In May 2020, we issued $260.0 million as a separate tranche of term loans, which accrued interest at a rate equal to adjusted LIBOR plus 8.50%, with a LIBOR floor of 1%. In June 2021, we repaid the outstanding principal of $256.7 million as well as associated fees and expenses incurred due to early redemption of $28.6 million.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% commencing from June 2019 until June 2024. In August 2022, the Company entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. As of September 30, 2022, approximately 90% of our term loans is hedged. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of September 30, 2022, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. On June 29, 2021, we repaid $163.1 million under the revolving credit facility. As of September 30, 2022, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $19.3 million. The revolving facility matures on May 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on September 30, 2022, as we had no borrowings outstanding under the revolving credit facility.

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

UFC Credit Facilities

As of September 30, 2022, we have borrowed an aggregate of $2.8 billion of first lien term loans under the UFC Credit Facilities. Following a repricing under the UFC Credit Facilities in January 2021, borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of September 30, 2022, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt. On June 29, 2021, we repaid $180.2 million of first lien term loans under the UFC Credit Facilities. On October 27, 2021, we amended the facility to provide for a $600 million term loan, which we borrowed in full.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of September 30, 2022, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. The revolving facility under the UFC Credit Facilities matures on April 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on September 30, 2022, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of September 30, 2022, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which $13.0 million was outstanding and $49.9 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2023 and 2025, bearing interest at rates of 2.75% plus LIBOR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the "OL Credit Facility"). As of September 30, 2022, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net income, adjusted for non-cash items	$662,590	$741,224
Changes in working capital	(291,564)	64,987
Changes in non-current assets and liabilities	34,143	(618,142)
Net cash provided by operating activities	$405,169	$188,069
Net cash used in investing activities	$(661,049)	$(408,630)
Net cash (used in) provided by financing activities	$(268,171)	$371,055

Operating activities increased from $188.1 million of cash provided in the nine months ended September 30, 2021 to $405.2 million of cash provided in the nine months ended September 30, 2022. Cash provided in the nine months ended September 30, 2022 was primarily due to net income, adjusted for non-cash items, of $669.1 million offset by the increase in accounts receivable of $299.4 million due to timing of events and the decrease in deferred revenue of $43.6 million due to events taking place in 2022, such as Super Bowl LVI and various music events. Cash provided in the nine months ended September 30, 2021 primarily represents a net loss of $450.8 million from the continued recovery from COVID-19 and higher amortization of content costs of $319.8 million from content deliveries at Endeavor Content partially offset by an increase in other assets of $699.7 million from additional investments in Endeavor Content film assets.

Investing activities increased from $408.6 million of cash used in the nine months ended September 30, 2021 to $661.1 million of cash used in the nine months ended September 30, 2022. Cash used in the nine months ended September 30, 2022 primarily reflects payments for acquisitions of businesses, primarily for OpenBet, Madrid Open and Barrett Jackson of $1,434.5 million as well as capital expenditures and investments in non-controlled affiliates totaling $141.5 million offset by net cash proceeds received from the sale of the restricted Endeavor Content business and the sale of DBH of $910.8 million. Cash used in the nine months ended September 30, 2021 primarily reflects payments for acquisitions of businesses, primarily for NCSA, Mailman and FlightScope, of $258.5 million, and investments in non-controlled affiliates, primarily Learfield IMG College, of $139.7 million.

Financing activities decreased from $371.1 million of cash provided in the nine months ended September 30, 2021 to $268.2 million of cash used in the nine months ended September 30, 2022. Cash used in the nine months ended September 30, 2022 primarily reflects net payments on debt of $314.0 million as well as distributions, payments of contingent consideration related to acquisitions and redemption of certain pre-IPO equity interests totaling $45.7 million offset by net cash proceeds received in connection with the acquisition of non-controlling interests of $92.5 million. Cash provided in the nine months ended September 30, 2021 primarily reflects proceeds from the equity offerings, net of underwriting discounts, primarily from the IPO and private placements, of $1,886.6 million partially offset by $835.7 million used for the UFC Buyout and net payments on debt of $654.9 million.

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

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions, and earn-outs and deferred purchase price payments from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreements, (7) pay income taxes, (8) make distributions to members and (9) an expected additional $250 million reduction of debt by the end of 2022.

We expect to refinance the Senior Credit Facilities prior to the maturity of the outstanding loans with the first maturity for outstanding term loans under the Senior Credit Facilities occurring in 2025. We currently anticipate being able to secure funding for such refinancing at favorable terms; however, our ability to do so may be impacted by many factors, including our growth and other factors specific to our business as well as macro-economic factors beyond our control.

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

Tax Receivable Agreements

Generally, we are required under the tax receivable agreements to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreements. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreements will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreements will vary depending upon a number of factors, including the amount, character and timing of the taxable income of EGH in the future. If the existing valuation allowance recorded against deferred tax assets is released in a future period as a result of having sufficient taxable income, among other criteria, or other tax attributes subject to the tax receivable agreements are determined to be payable, additional tax receivable agreements liabilities may be recorded. We continue to evaluate the possibility that during 2022, the relevant criteria may be met, and at that time, we would release a valuation allowance, which such benefit may exceed $700 million. In addition, we would record the associated tax receivable agreements liability, which if based on all exchanges that have occurred as of September 30, 2022, would exceed $900 million.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" in our 2021 Annual Report. During the nine months ended September 30, 2022, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2021 Annual Report.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $2.25 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant, a 1% increase in the effective interest rates would have increased our annual interest expense by $32 million for the nine months ended September 30, 2022.

Certain tenors of LIBOR were discontinued on December 31, 2021 and the remaining tenors are expected to be discontinued on or after June 30, 2023. Our loans are benchmarked off LIBOR tenors, including 1 month and 3 month LIBOR, expiring in June 2023. Our Credit Agreement includes fallback language for the new standard benchmark rate that will be offered, Secured Overnight Financing Rate "SOFR." We cannot quantify the impact of LIBOR’s replacement benchmark rate at this time.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the nine months ended September 30, 2022, revenues would have decreased by approximately $72.6 million and operating income would have improved by approximately $0.6 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the chief executive officer and the chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2021 Annual Report and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, which risk factors are incorporated herein by reference. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than the risk factors set forth below, there have been no material changes in our risk factors to those included in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2022 in connection with an acquisition, no unregistered sales of the Company's equity securities were made during the three months ended September 30, 2022. The shares of Class A common stock relating to such acquisition were offered and sold in private placements exempt from registration under Section 4(a)(2) of the Securities Act.

Item 5. Other Information

On November 8, 2022, Christian Muirhead ceased performing the functions and responsibilities of chief communications officer and, in his capacity of Co-Chairman of WME Talent Agency, reports solely to Mark Shapiro, the Company’s President, resulting in Mr. Muirhead ceasing to be an executive officer of the Company. In connection with the foregoing, on November 8, 2022, Mr. Muirhead’s employment agreement, dated as of April 19, 2022, was amended to reflect these changes (the “Amendment”).

The foregoing summary of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1†	Amendment No. 2 to the Equity Purchase Agreement, dated August 2, 2022 by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc.	10-Q	001-40373	10.2	08/12/2022

10.2	Amendment, dated November 8, 2022, to Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Christian Muirhead, dated April 19, 2021					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

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

ENDEAVOR GROUP HOLDINGS, INC.

Date: November 10, 2022	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)