Form 10-K
period 2022-12-31
Endeavor Group Holdings, Inc.
filed 2023-02-28
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2022, was $4,045,925,115. Solely for the purposes of this disclosure, shares of common stock held by the registrant’s executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of January 31, 2023, there were 291,486,011 shares of the registrant’s Class A common stock outstanding, 181,933,019 shares of the registrant's Class X common stock outstanding and 227,711,355 shares of the registrant's Class Y common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Definitive Proxy Statement for the registrant's 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•
risks related to our sports betting businesses and applicable regulatory requirements;
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
•
our businesses in the sports betting industry are subject to strict government regulations;
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

PART I

Item 1. Business

Endeavor Group Holdings, Inc. is a global sports and entertainment company. We own and operate premium sports properties, including the UFC, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports, entertainment and fashion talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, sports data and technology, brand licensing, and experiential marketing. Today, the integration of our broad range of capabilities, along with our owned and managed premium sports and entertainment properties, drives network effects across the Endeavor flywheel, which is the way we connect and utilize multiple divisions of Endeavor to maximize the power of our platform, creating value for our business, clients and employees. We measure these effects by evaluating the impact that activity in one business segment has on growth in another.

We believe that our unique business model gives us a competitive advantage in the industries in which we operate. Our ownership of premium sports properties allows us to benefit from the generally rising value and increasing scarcity of ownable, scalable sports assets. Our dual role as an intellectual property owner and a trusted advisor to clients and rights holders allows us to make connections across the Endeavor flywheel, increasing the earnings of our clients and the value of our sports and entertainment properties. We generally participate in the upside related to the commercial success of content with limited risk and we benefit from demand from both traditional and next generation distributors. We own and manage a diverse mix of premium live events and experiences in the sports, entertainment, fashion, and art categories. The insights we gain from our connectivity across the sports and entertainment ecosystem may enable us to spot trends before they emerge and make strategic investments to enhance our growth.

We operate across three segments: (i) Owned Sports Properties, (ii) Events, Experiences & Rights, and (iii) Representation, which are covered in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview.” Our segments are presented in the table below:

Beginning January 1, 2023, we created a fourth segment, Sports Data & Technology, which includes our IMG ARENA and OpenBet businesses.

We generate revenue in both a principal and an agency capacity and use risk mitigation strategies including pre-sales and licensing when we take on investment risk in content or sports rights. Our business has benefited from strong revenue visibility via sports rights fee payments, predictable client commissions, content rights payments, recurring annual, biennial or quadrennial events, corporate client retainers, licensing agreements, and annual tuition payments. We believe that visibility into our performance provides us with a stable and growing revenue base.

Our Integrated Global Business

Across our segments, our global portfolio of premium owned assets and integrated set of capabilities, including client representation, media production & distribution, experiential marketing, and brand licensing drive revenue generation opportunities, improve client retention, and increase the flow of acquisition and investment opportunities.

Our integrated global business allows us to drive powerful network effects that reinforce the value of the Endeavor flywheel. We believe the greater the depth of our capabilities and global reach, the greater our ability to retain clients and drive new signings. The more top-tier clients we bring to market, the more relevant we become to streamers, linear networks, and corporate partners. The more premium sports, events, and experiences inventory we have, the more opportunity we can deliver to our global sponsors and media companies. We also believe that our growing global insights enhance our judgment on investments made, while the more we are able to learn from our clients, the more we can enhance the value and growth we deliver long term.

Owned Sports Properties

We believe that our Company is distinguished by our ownership of intellectual property, including UFC, a global sports property and the premier mixed martial arts sports organization, and PBR, the world's premier bull riding circuit. UFC was founded in 1993 and has grown in popularity, having now hosted more than 600 events and grown its fan base to more than 680 million fans. UFC has developed its global audience of over 900 million households through an increasing array of global broadcast license agreements and its owned FIGHT PASS streaming platform. PBR now features more than 800 bull riders competing in more than 200 bull riding events each year. PBR’s overall live event attendance has increased by more than 40% since PBR was acquired by Endeavor in 2015. In 2022, PBR entertained approximately one million fans across its tour events for the first time in its history and grossed its highest ever annual consumer ticketing revenue. We also have an up to 20-year strategic partnership with Euroleague, consisting of an initial 10-year term that began in 2016 with a 10-year renewal provision subject to certain conditions. As sports property owners, we retain control over the organization, promotion and marketing of UFC and PBR, and the monetization of their events and media distribution. At the end of 2021 and in January 2022, we acquired ten Major League Baseball Professional Development League clubs (the "PDL Clubs"), which were being operated under the Diamond Baseball Holdings, LLC ("DBH") umbrella. In September 2022, we sold the DBH business, including the PDL Clubs.

Events, Experiences & Rights

We own, operate, or represent hundreds of global events annually, including live sports events covering more than 15 sports across more than 25 countries (e.g., ATP Tour Events, such as the Miami Open and Madrid Open), international fashion weeks (e.g., New York Fashion Week), art fairs (e.g., Frieze London and Frieze Seoul), music, culinary, and lifestyle festivals (e.g., The Big Feastival), and major attractions (e.g., Hyde Park Winter Wonderland and Barrett-Jackson). On Location, a leading provider of global premium live event experiences across sports and music, services more than 1,200 events and experiences built around major events, including the Super Bowl, the Aer Lingus Classic college football game, the Ryder Cup, the NCAA Final Four, Coachella and the next three Olympic Games. We also operate IMG Academy, a leading sports and education brand with an innovative suite of on-campus and online programming, including its Bradenton, Florida boarding school and sports camps, IMG Academy+ online coaching, and Next College Student Athlete ("NCSA") college recruiting. The boarding school serves more than 1,400 full-time students, provides campers and adult athletes approximately 15,000 camp experiences annually, and hosts a number of professional athletes, teams, leagues, and corporate clients.

As one of the largest independent global distributors of sports and entertainment programming, we manage, advise on, and sell media rights globally on behalf of more than 150 clients, such as the International Olympic Committee, the ATP Tour and the National Hockey League ("NHL"), as well as for our owned assets, including UFC and PBR. Our production business is one of the largest creators of sports programming in the world, responsible for thousands of hours of content on behalf of more than 200 federations, associations and events, including the English Premier League, The R&A, DP World Tour, and our owned asset, UFC, as well as owned channels Sport 24 and EDGEsport. Through our digital agency, Seven League, we build strategies and digital ecosystems, and run and monetize digital channels for clients, including the National Football League ("NFL"), the National Basketball Association ("NBA") and the NHL. Our sports data business, IMG ARENA, provides data and content to sportsbooks and media partners around the globe, delivering data feeds from approximately 43,000 sports events annually. This data powers IMG ARENA's Event Centre product suite, including the UFC Event Centre. In addition, IMG ARENA provides live video streams for sportsbooks for approximately 48,000 events per year, as well as a portfolio of virtual sports products. We leverage the technology derived from IMG ARENA to provide streaming video solutions to our clients and our owned assets via Endeavor Streaming. In addition, we closed our acquisition of leading B2B sports betting technology provider, OpenBet, in the third quarter of 2022, which, together with IMG ARENA, formed a new operating segment January 1, 2023. We believe that our collective offering is more important than ever, as the demand for premium content and live experiences continues to be strong.

Representation

We represent many of the world’s greatest creators, performers, influencers, athletes, and models across entertainment, sports, and fashion. In 2022, WME clients were involved in five of the top 10 grossing films at the domestic box office, including three of the top five. We were responsible for arranging the essential elements for more than 310 scripted series on broadcast, cable, and streaming channels. WME also closed deals for more than 200 new books, including 57 bestsellers. We had a strong presence at major music festivals in 2022, with over 30 clients performing at Lollapalooza and more than 25 clients performing at Stagecoach, accounting for nearly half the lineup at the latter. In theater, WME clients garnered 15 nominations and two wins at the 2022 Tony Awards and WME represented talent in more than 60% of the productions that opened in the 2021-2022 Broadway season. In sports, clients took home both men’s and women’s US Open singles tennis championships and three clients were selected as lottery picks in the 2022 NBA Draft, the most of any agency. We are dedicated to helping our clients increase the monetization potential of their intellectual property, build enduring brands, diversify and grow their businesses, and expand their geographic reach.

We are also a leading provider of licensing services to entertainment, sports, and consumer products brands with nearly $15 billion in total retail sales. Our licensing business ranked No. 1 in 2022 according to License Global magazine. We license our owned intellectual property, including the UFC and PBR, and represent third party brands across the automotive, fashion, lifestyle, entertainment, athletics, legends, personalities, corporate, sports league, and event categories. Our clients include Anheuser-Busch InBev, Dolly Parton, Jeep, Lamborghini, Lionsgate, Epic Games (Fortnite), Gap, and the NFL.

Meanwhile, marketing services are delivered by 160over90, our full-service cultural marketing agency specializing in integrated services including experiential, influencer, social and digital, and public relations/communications. 160over90 works on behalf of some of the world’s largest brands, including Amazon, Capital One, AB InBev and USAA. The agency also partners with some of the fastest growing brands among US adults, according to a Morning Consult 2022 Brand Report, including Bose, Major League Baseball and T-Mobile. Through our owned and operated events and represented clients, our marketing services have access to unique content and activation opportunities, which we believe provides us with a competitive advantage.

Our Competitive Strengths

Ownership of Intellectual Property

We believe that our Company is distinguished by ownership of intellectual property, including UFC, PBR and Euroleague. UFC posted its best financial year ever for the fourth consecutive year in 2022, including signing a landmark partnership deals with blockchain technology leader VeChain and setting records for the highest grossing Fight Night in UFC history both globally and in the U.S. PBR live attendance, sponsorship revenue and licensing revenue are all up significantly since our 2015 acquisition, and in 2022, the sport launched a transformative business initiative in its PBR Team Series. In 2022, more than one million fans attended PBR's Unleash the Beast, Pendleton Whisky Velocity Tour and Team Series events. In addition to these sports properties, we also own marquee global events including the Miami Open, Madrid Open, Frieze art fairs, Barrett-Jackson, and Hyde Park Winter Wonderland, and are uniquely positioned to drive increases in areas including sponsorship, hospitality and ticket sales.

Leading Supplier of Premium Sports and Entertainment Content

We are positioned at the center of and benefit from the continued demand for content in all forms through our owned sports properties, media production and distribution, and client representation businesses. We operate across all major content verticals and benefit regardless of how and where the demand for this content is fulfilled. In 2022, we delivered the essential talent for more than 310 new and returning WME series across broadcast, cable and streaming, and converted 300 books to film/television. Premium sports and entertainment content values have consistently appreciated as new distribution models and technology broaden access and enhance the consumer experience. The value of sports programming has significantly increased as media networks and over-the-top services rely on premium sports to differentiate their offerings and retain subscribers. Disruption has increased the value of sports media rights as illustrated in consistent increases in contract Average Annual Values (AAV). Even as digital video distribution services such as ESPN+, Disney+, Peacock, HBO Max, and others have proliferated in recent years, consumer demand for premium content remains. Additionally, commercially successful movies and television programming have lasting resonance that drives consumption at release and over time across multiple points of purchase. The long tail of premium content has thereby enabled significant value creation to accrue to the creators we represent as well as shareholders.

Well Positioned to Capitalize on Experience Economy

A University of Texas at Austin research paper published in May 2020 found that consumers were happier when spending on experiences as opposed to material items. Recognizing the opportunity, we built a portfolio of hundreds of events globally across sports, music, art, fashion, and culinary. Our events include UFC, PBR, Miami Open, Madrid Open, Frieze art fairs, Hyde Park Winter Wonderland, and Barrett-Jackson. Through IMG Academy, we offer an elite academic and athletic experience both on-campus and online, and delivered record summer camp attendance in 2022. On Location, meanwhile, is a leading provider of premium entertainment and travel experiences, offering packages for more than 1,200 events, including music tours and festivals, hundreds of collegiate game packages, and several white label events. Its marquee events include the Super Bowl, which experienced record hospitality sales for Super Bowl LVI (2022), making it the largest single hospitality event in On Location's history, as well as the next three Olympic Games, the NCAA Final Four, and Coachella. Finally, 160over90, our full-service cultural marketing agency, works on behalf of some of the world's largest brands to build memorable marketing campaigns.

Network Insights Create Asymmetric Risk / Reward Opportunities

We believe that the insights we gain from our vast network reduce the potential risk inherent in organic investment and mergers and acquisitions. Our team evaluates potential merger and acquisition opportunities with the benefit of data and firsthand industry knowledge that enables us to identify integration synergies and better forecast revenue growth potential. Our role as an industry counterpart often affords us early insights into strategic processes. As an example, we represented UFC for its media rights deals before we invested in the business and ultimately acquired it in full. Through our Talent Ventures arm, we often have the opportunity to invest in and support new business ventures that we have negotiated on behalf of our clients, and our commission structure allows us to participate alongside them in their commercial success. In 2022, we closed more than 35 equity deals within this framework on behalf of clients and invested in several as a company.

Flywheel Drives Upside for Our Stakeholders

The practical linkages between our business units have produced myriad new revenue generation opportunities, improved client acquisition and retention, and proprietary acquisition and investment opportunities. Throughout the portfolio, our owned assets and capabilities reinforce the others, creating a global integrated flywheel that is very difficult to replicate. We have executed multi-pronged growth strategies on behalf of clients including Serena Williams, Dwayne “The Rock” Johnson, Mark Wahlberg, Maria Sharapova, and many others, leveraging our network to forge meaningful partnerships between our talent and brands. Through our deep relationships and expertise in sports like golf and tennis, we have expanded our capabilities in the sports betting and data industry via IMG ARENA and our acquisition of OpenBet. Our sports rights and representation businesses have similarly helped unlock investment and advisory opportunities for properties such as the PGA and Euroleague. We have realized top line and cost synergies as we have integrated more than 30 acquisitions including IMG, UFC, PBR, 160over90, and On Location.

Strong Revenue Visibility

Our services are underpinned by highly visible and recurring revenue streams across the business. A primary example is our domestic and international media rights deals for UFC, including a 7-year deal with ESPN for domestic rights. We have numerous similarly contracted revenue streams from media rights contracts in our media rights and distribution business, as well as through our sponsorship deals of our owned sports properties, including UFC. Our work with recurring annual events such as Wimbledon and quadrennial events such as the Rugby World Cup adds to the recurring revenue nature of our business. We also have retainer-based agreements with many of our marketing clients and visibility into commissions on licensing arrangements. Our representation business benefits from revenue visibility, predictable production volumes, and residual income streams from past client bookings and content packages. We also benefit from strong revenue visibility from annual owned and operated events like the Miami Open, Madrid Open and Hyde Park Winter Wonderland, which have been running successfully for at least a decade. Finally, our four-year tuition-based IMG Academy provides a high degree of revenue visibility.

Our Growth Strategies

Leverage the Endeavor Flywheel to Drive Organic Growth

We intend to continue leveraging our integrated global platform to maximize the growth potential of our business. The convergence of the sports, entertainment, live events, and technology ecosystems has expanded use cases, exposure and monetization opportunities for our premium intellectual property, content and experiences, and our clients. We believe that our integrated capabilities and global reach allow us to deepen relationships with existing clients, attract new clients and partners, and access proprietary acquisition and investment opportunities that contribute to our growth and strengthen our network. We proactively leverage our internal capabilities through a dedicated architecture team that helps identify touchpoints throughout our businesses. We use these touchpoints to create organic growth opportunities that would otherwise not be recognized without the flywheel. We have had success moving our clients across the platform, increasing their monetization capacity and improving our growth.

Expand our Experiential Offering

The concert, sports, and live entertainment categories have been increasingly prioritized over material goods by younger demographics. With a portfolio of hundreds of owned or managed events across Endeavor and 1,200 events and experiences curated by On Location, we believe we are well positioned to take advantage of these secular trends and create new offerings and investment opportunities. We continue to expand IMG Academy's campus footprint as well as its products and offerings, including the addition of virtual training and digital recruiting. 160over90's experiential marketing work on behalf of brands also taps into consumer demand for memorable experiences.

Invest in Adjacent High Growth Industry Segments

We remain opportunistic and enter new, fast-growing industry segments where we are able to strategically leverage long-standing business partnerships and relevant commercial insights to accelerate scale. We invest to both complement our internal capabilities and enhance their value, as well as to enter relevant adjacent industry segments. Examples include sports gaming (IMG ARENA and OpenBet), streaming (Endeavor Streaming), experiential marketing (160over90), and partnerships with our clients (Talent Ventures).

Strategic Mergers and Acquisitions

Our disciplined mergers and acquisitions strategy has been focused on investing in intellectual property and acquiring capabilities that can benefit from the Endeavor flywheel. In particular, we look for opportunities that move us further into ownership, enhance our portfolio of premium intellectual property, and bolster our flywheel and revenue upside in adjacent or existing core businesses. We have successfully completed more than 30 mergers and acquisitions since 2014. We will continue to make strategic deals that complement our internal capabilities and enhance the value of our network. We believe that a highly curated owned intellectual property asset base, diverse client mix, and global capabilities set further enhances the ecosystem connectivity that makes our platform the ideal home for numerous future acquisition targets that fit the profile of our investment strategy.

Intellectual Property and Other Proprietary Rights

We consider intellectual property to be very important to the operation of our business and to driving growth in our revenues, particularly with respect to professional engagements, sponsorships, licensing rights, and media distribution agreements. Our intellectual property includes the “Endeavor,” “WME,” “William Morris Endeavor,” “IMG,” “UFC,” and “PBR” brands in addition to the trademarks and copyrights associated with our content and events, and the rights to use the intellectual property of our commercial partners. Substantially all of our intellectual property and owned assets that we acquire are protected by trademarks and copyright, whether registered or unregistered.

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

As of December 31, 2022, we had approximately 11,000 employees in 36 countries, primarily in the U.S and EMEA, with a smaller presence in other regions, including APAC. We have invested and focused on the training and development of our employees, from both a personnel and technology perspective. We believe that our relations with our employees are good.

Talent Development

Endeavor recognizes nurturing talent and embracing the constant evolution that leadership requires is crucial to our collective success. We have invested in learning and development opportunities that strengthen the role of leaders, as well as offering all employees opportunities for professional growth and skill development through access to a broad range of learning solutions on varying industry topics.

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

To continue advancing our efforts to ensure our global workforce is more representative of our communities, we launched and/or expanded upon the following initiatives in 2022:

•
Created and distributed enhanced Diversity Accountability Dashboards, comprised of divisional representation metrics from each of our businesses, which are overseen by senior leaders across each business, along with an accompanying scorecard to help remain in line with overarching Endeavor-wide goals and commitments;
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
•
Conducted Self-ID campaigns in the U.S. and U.K., allowing for current and new employees to self-identify based on race/ethnicity, gender-identity (inclusive of transgender identification), sexual orientation and more;
•
Trained Human Resources leaders on partnering with executives to accelerate diversity and inclusion efforts within their business and employee populations;
•
Held annual employee day of service, Walk the Walk, for the first year since the pandemic, with participation from more than 9,000 employees who participated in more than 30,000 volunteer hours;
•
Managed and grew seven Employee Resource Groups with 2,000+ employees across ten cities around the globe; and
•
Continued training programs in partnership with GLAAD, built to educate and familiarize employees with the LGBTQ+ experience and help enhance awareness and advocacy in the representation of LGBTQ+ talent, and Black Beauty Roster, educating agents and managers on the needs of Black talent on set.

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

Gaming regulations in the jurisdictions in which we operate are established by statute and are administered by a regulatory agency with broad authority to interpret gaming regulations and to regulate gaming activities. Regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits, or findings of suitability for our company, individual officers, directors, major stockholders, and key employees. We believe we hold all of the licenses and permits necessary to conduct our business in this space, including IMG ARENA’s and OpenBet's business, which provides data technology and video for more than 45,000 sports events per year to sports betting platforms.

Available Information and Website Disclosure

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities Exchange Commission (the "SEC"). Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

You also can find more information about us online at our investor relations website located at www.investor.endeavorco.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Annual Report.

Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference call webcasts, and by postings on our investor relations site at investor.endeavorco.com. We may also use our website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about Endeavor when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investor.endeavorco.com.

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

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the talent, brands, and owners of intellectual property we represent, and the assets we own. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, including the market demand for the distribution rights to live sports events, which are unpredictable and may be affected by factors such as changes in the social and political climate, global epidemics such as the COVID-19 pandemic or general macroeconomic factors. Changes in consumers’ tastes or a change in the perceptions of our brands and business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our services and content offerings or those of our clients and owned assets across our platform, which could have an adverse effect on our business, financial condition and results of operations.

Consumer tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We may invest in our content and owned assets, including in the creation of original content, before learning the extent to which it will achieve popularity with consumers. For example, as of December 31, 2022, we have committed to spending approximately $3.0 billion in guaranteed payments for media, events, experiences or other representation rights and similar expenses, regardless of our ability to profit from these rights. A lack of popularity of these, our other content offerings, or our owned assets, as well as labor disputes, unavailability of a star performer, equipment shortages, cost overruns, disputes with production teams, or adverse weather conditions, could have an adverse effect on our business, financial condition and results of operations.

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

We act as a principal by owning and managing certain live events for which we sell media and sponsorship rights, ticketing and hospitality, such as UFC’s events, the Miami Open and Madrid Open, the Professional Bull Riders’ events, and On Location’s experiences. Organizing and operating a live event involves significant financial risk as we bear all or most event costs, including a significant amount of up-front costs. In addition, we typically book our live events many months in advance of holding the event and often agree to pay a fixed guaranteed amount prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in our ability to live stream or otherwise distribute, whether as a result of technical difficulties or otherwise, we could lose a substantial amount of these up-front costs, fail to generate the anticipated revenue, and be forced to issue refunds for media and sponsorship rights, advertising fees, and ticket sales. If we are forced to postpone a planned event, we could incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue, and may have to refund fees. We could be compelled to cancel or postpone all or part of an event for many reasons, including poor weather, issues with obtaining permits or government regulation, performers failing to participate, as well as operational challenges caused by extraordinary incidents, such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics, or similar events. Such incidents have been shown to cause a nationwide disruption of commercial and leisure activities. We often have cancellation insurance policies in place to cover a portion of our losses if we are compelled to cancel an event, but our coverage may not be sufficient and no longer covers a pandemic and is subject to deductibles. If the live events that we own and manage are not financially successful, we could suffer an adverse effect on our business, financial condition and results of operations.

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

Our recent acquisitions have caused us to grow rapidly, and we may need to continue to make changes to operate at our current size and scale. If we fail to realize the anticipated benefits and cost synergies from our recent acquisitions, or if we experience any unanticipated or unidentified effects in connection with these transactions, including write-offs of goodwill, accelerated amortization expenses of other intangible assets, or any unanticipated disruptions with important third-party relationships or the inability to maintain effective internal control over financial reporting, our business, financial condition, and results of operations could be adversely affected. Moreover, our recent acquisitions involve risks and uncertainties including, without limitation, those associated with the integration of operations, financial reporting, technologies and personnel, and the potential loss of key employees, agents, managers, clients, customers, or strategic partners. Because the integration of the businesses acquired in our recent transactions have and will require significant time and resources, and we may not be able to manage the process successfully, these acquisitions may not be accretive to our earnings and they may negatively impact our results of operations. If our operations continue to grow, we will be required, among other things, to upgrade our management information systems and other processes and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth could strain our resources and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image and reputation and could have an adverse effect on our business, financial condition, and operating results.

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

The impact of COVID-19 could adversely affect our business, financial condition and results of operations.

COVID-19 is still impacting certain countries and communities. While activity has resumed in all of our businesses and restrictions in locations where we operate have been lessened or lifted in most cases, such restrictions could in the future be increased or reinstated. We will continue to assess the situation, including abiding by any new government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact that COVID-19 will have on our operations going forward due to the aforementioned uncertainties.

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

There can be no assurance that our efforts to protect our confidential and personal information and that of our clients and other business relationships and our investments in information technology will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of such confidential or personal information. Such incidents could adversely affect our business operations, reputation, and client relationships. Any such breach could require us to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including the payment of fines, compensation and/or damages liabilities. Although we maintain an insurance policy that covers data security, privacy liability, and cyber-attacks, our insurance may not be adequate to cover losses arising from breaches or attacks on our systems. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of confidential or personal information. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. As a further example, where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (as defined below), this could result in fines of up to €20.0 million or 4% of annual global turnover under the EU GDPR (as defined below) or £17.50 million and 4% of total annual revenue in the case of the UK GDPR (as defined below). We also may be required to notify regulators about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods.

Furthermore, we have a large number of operating entities throughout the world and, therefore, operate on a largely decentralized basis. We are also in the process of integrating the technology of our acquired companies and likewise may acquire technologies of companies we may acquire in the future. The resulting size and diversity of our technology systems, as well as the systems of third-party vendors with whom we contract, increase the vulnerability of such systems to breakdowns and security breaches. In addition, we rely on technology at live events, the failure or unavailability of which, for any significant period of time, could affect our business, our reputation and the success of our live events. We also rely on technology to provide our digital offerings, live streaming, and virtual events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our systems and those of our third-party vendors. Any significant interruption or failure of the technology upon which we rely, or any significant breach of security, could result in decreased performance and increased operating costs (including refunds to impacted end users), adversely affecting our business, financial condition, reputation and results of operations.

In addition, our use of technology systems and applications presents the potential for further vulnerabilities. For instance, we may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing, and swatting. We cannot assure you that our internal policies in place to protect against these vulnerabilities will be successful or that we will not be adversely affected should one of these events occur.

Unauthorized disclosure of sensitive or confidential client or customer information could harm our business and standing with our clients and customers.

The protection of our client, customer, employee, and other company data is critical to us. We collect, store, transmit, and use personal information relating to, among others, our clients, IMG Academy students, campers and visitors, employees, consumers, and event participants. We also collect certain data through several of our businesses, which may include a range of talent and production information and data provided to us by our clients and vendors. As a result of the COVID-19 pandemic, we also collect certain COVID-related health and wellness information about our employees and others. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential client and customer information. Our facilities and systems, and those of our third-party service providers, may be threatened by or become the target of security breaches, acts of vandalism, payment card terminal tampering, computer viruses, misplaced, lost or stolen data, programming or human errors, or other similar events. We have had and in the future may have breaches of our security systems and unauthorized access to sensitive and confidential information. Any security breach involving the misappropriation, loss or other unauthorized disclosure of employee, client or customer information, whether by us or our third-party service providers, could damage our reputation, result in the loss of clients and customers, expose us to risk of litigation and liability or regulatory investigations or actions, disrupt our operations, and harm our business. In addition, as a result of recent security breaches, the media and public scrutiny of information security and privacy has become more intense. As a result, we may incur significant costs to change our business practices or modify our service offerings in connection with the protection of personally identifiable information as well as implementing future information security standards.

We also seek to protect trade secrets, confidential information, personal information and other proprietary information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such information, such as our employees, collaborators, consultants, advisors and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology, information and processes. Further, despite these efforts, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information as any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

Regulators may impose significant fines for privacy and data protection violations. Our business operations involve the collection, transfer, use, disclosure, storage, and disposal of personal or sensitive information around the world, including the European Economic Area (“EEA”). As a result, our business is subject to complex and continually evolving (and at times conflicting) U.S. (federal and state) and international laws and regulations regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

For example, in Europe, we are subject to the General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation and Data Protection Act of 2018 (“UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR creates requirements for in-scope businesses regarding personal data, broadly defined as information relating to an identifiable person. Non-compliance carries potential significant monetary penalties of up to the higher of 4% of a company’s worldwide annual turnover or €20 million/£17.5 million under the EU GDPR and UK GDPR, respectively; we may also face orders to cease/ change our processing of personal data, as well as civil claims (including class actions), enforcement notices, assessment notices (for a compulsory audit) and reputational damage.

Under the GDPR, and other privacy regimes globally, we are subject to rules regarding cross-border transfers of personal data. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and United Kingdom to the U.S. and other jurisdictions. For example, on July 16, 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework, under which personal data could be transferred from the EEA to relevant self-certified U.S. entities, and further noted that reliance on the Standard Contractual Clauses alone (a standard, non-negotiable form of contract approved by the European Commission as an adequate personal data transfer mechanism, and a potential alternative to the Privacy Shield Framework) may not necessarily be sufficient in all circumstances. Subsequent European court and regulatory decisions have taken a restrictive approach to international data transfers.

We currently rely on the standard contractual clauses together with transfer impact assessments to transfer personal information outside the EEA and the UK, including to the United States. As supervisory authorities within the EEA issue further guidance on international data transfers under the GDPR, and as enforcement actions continue, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or it could affect our operations and the manner in which we provide our services (e.g. we may have to stop using certain tools and vendors and make other operations changes). There can be no assurances that we will be successful in our efforts to comply with the GDPR or other privacy and data protection laws and regulations, or that violations will not occur, particularly given the complexity of both these laws and our business, as well as the uncertainties that accompany new laws.

In addition, as discussed above, the CCPA imposes significant data privacy and potential statutory damages related to data protection for the data of California residents. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA, which went into effect on January 1, 2023 and becomes enforceable on July 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of personal and sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The CCPA has encouraged "copycat" or other similar data privacy laws to be considered and proposed in other states across the country. For example, in March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the "VCDPA"), which took effect on January 1, 2023. The VCDPA creates consumer rights, similar to the CCPA, and imposes corresponding obligations on covered companies, relating to the access to, deletion of, and disclosures of personal data collected by covered businesses about Virginia residents. The VCDPA provides for civil penalties for violations that are enforceable by the Virginia Attorney General. Further, Colorado, Utah and Connecticut have enacted the Colorado Privacy Act ("CPA"), the Utah Consumer Privacy Act (the "UCPA"), and the Connecticut Data Privacy Act (the "CTDPA"), respectively, which will each go into effect in 2023 and will impose obligations similar to or more stringent than those we may face under other data protection laws. Some observers have noted that these laws are the beginning of a trend toward more stringent data privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. Further, broad federal data privacy legislation also has been proposed. Recent, new, and proposed state and federal legislation relating to data privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional compliance programs, could impact strategies and availability of previously useful information, and could result in increased compliance costs and/or changes in business practices and policies.

Our global reach means we are subject to other privacy regimes, and new laws are being enacted all the time, including laws which may have potentially conflicting requirements that would make compliance challenging. If the trend of increasing enforcement by regulators of the strict approach to the interpretation and implementation of such laws as reflected in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.

Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to better understand users. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies and privacy activists are referring non-compliant companies to regulators. If the trend of increasing enforcement by regulators of the strict approach including opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

Any failure to comply with data protection laws and/or regulations that results in a data security breach could require notifications to data subjects and/or owners under federal, state and/or international data breach notification laws and regulations. The effects of any applicable U.S. state, U.S. federal and international laws and regulations that are currently in effect or that may go into effect in the future, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Responding to allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risks of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we, our third-party service providers or customers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our, our customers' or our third-party service providers’ businesses. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

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

Our trademarks, copyright, and other intellectual property rights are critical to our success and our competitive position. During trademark registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. Our intellectual property rights may be challenged, opposed, and/or invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. In addition, we may seek to oppose, cancel and/or invalidate a third party's intellectual property rights if we deem such intellectual property violates our rights. If we fail to secure intellectual property rights or maintain our intellectual property, our competitors might be able to enter the market, which would harm our business. Further, policing unauthorized use and other violations of our intellectual property is difficult, particularly given our global scope, so we are susceptible to others (including third party licenses) infringing, diluting or misappropriating our intellectual property rights. If we are unable to maintain and protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property is at greater risk in those countries even where we take steps to protect such intellectual property. In addition, we may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact our business. We cannot guarantee that the available legal steps we have taken, and take in the ordinary course of business, to reasonably protect our intellectual property will be successful or predict whether these steps will be adequate to prevent infringement or misappropriation of these rights.

From time to time, in the ordinary course of our business, we become involved in opposition and cancellation proceedings with respect to some of our intellectual property or third-party intellectual property. Any opposition and cancellation proceedings or other litigation or dispute involving the scope or enforceability of our intellectual property rights or any allegation that we infringe, misappropriate or dilute the intellectual property rights of others, regardless of the merit of these claims, could be costly and time-consuming. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a third party with respect to a claim, or if we are required to, or decide to, cease use of a brand, rebrand or obtain non-infringing intellectual property (such as through a license), which may not be available on commercially reasonable terms, if at all, or may be non-exclusive, thereby giving our competitors and other third parties access to the same intellectual property rights licensed to us), it could result in harm to our competitive position and could adversely affect our business and financial condition. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments related to our intellectual property and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the market price of our common stock. Any adverse ruling or perception of an adverse ruling in defending our intellectual property rights could have an adverse impact on our cash position and stock price. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities or future sales, marketing or distribution activities. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, or pay substantial royalties and other fees.

We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations. Through new and existing legal and illegal distribution channels, consumers have increasing options to access entertainment video. Our technology, data and intellectual property are subject to a heightened risk of theft or compromise to the extent that we engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how and customer information and records. Piracy, in particular, threatens to damage our business. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. The success of our streaming video solutions (e.g., FIGHT PASS) is directly threatened by the availability and use of pirated alternatives. The value that streaming services are willing to pay for content that we develop may be reduced if piracy prevents these services from realizing adequate revenues on these acquisitions.

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

•

more restrictive or otherwise unfavorable government regulation of the entertainment, sports and sports betting industries, which could result in increased compliance costs or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;

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

We review our goodwill for impairment annually as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. If such goodwill or intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. Adverse impacts to our business could result in additional impairments and additional significant charges to earnings.

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

We are also required to comply with economic sanctions laws imposed by the United States or by other jurisdictions where we do business, which may restrict our transactions in certain markets, and with certain customers, business partners, and other persons and entities. As a result, we may be prohibited from, directly or indirectly (including through a third-party intermediary), procuring goods, services, or technology from, or engaging in transactions with, individuals and entities subject to sanctions, including sanctions arising from the conflict involving Russia and Ukraine. We cannot guarantee that our efforts to remain in compliance with sanctions requirements will be successful. Any violation of anti-corruption or sanctions laws could result in fines, civil and criminal sanctions against us or our employees, prohibitions on the conduct of our business (e.g., debarment from doing business with International Development Banks and similar organizations), and damage to our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

Increasing scrutiny of, and evolving expectations for, sustainability and environmental, social, and governance initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

We, as with other companies, are facing increasing scrutiny related to our environmental, social and governance ("ESG") practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. While we may at times engage in voluntary initiatives, such initiatives may be costly and may not have the desired effect. For example, we may not ultimately be able to achieve any initiatives or commitments we undertake due to cost, technological constraints, or other factors outside of our control. Moreover, actions or statements that we may take based on expectations or assumptions that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our business, brand or reputation may be negatively impacted and subject to investor or regulator engagement regarding such matters. Furthermore, some market participants, including major institutional investors, may also use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Operating in more than one jurisdiction may make our compliance with any applicable ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also cause additional impacts on our business, financial condition, or results of operations.

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

The Franchise Agreements include terms that, among other things, prohibit us from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement (any such entity or individual, a “Restricted Production Entity” and the restrictions set forth in clause (b), the “Restricted Production Entity Limit”). In connection with Endeavor’s sale of 80% of the scripted portion of the Endeavor Content business (now operating under the name Fifth Season), which closed in January 2022, Endeavor reduced its ownership in Restricted Production Entities to 20%. As a result, Endeavor came into compliance with the Restricted Production Entity Limit under the Franchise Agreements.

The potential consequences of any failure to comply with the Franchise Agreements may include, among other things, WGA’s termination of the Franchise Agreements, and, as a result, WGA member clients’ termination of WME as their agency for writing representation services.

Furthermore, the Restricted Production Entity Limit set forth in the Franchise Agreements applies to WME, its agents, employees, partners, principals and shareholders, other than a de minimis holder of general stock (defined as a shareholder that (i) does not hold more than 5% of Endeavor and (ii) does not have voting or other control of the operation or management of Endeavor (a “De Minimis Shareholder”)). We do not have control over who acquires our shares in the public markets and cannot limit the percentage of our shares held by any given shareholder. In the event that a shareholder of the Company (other than a De Minimis Shareholder) acquires a greater than 20% ownership or other financial interest in a Restricted Production Entity, we would also be in violation of the Franchise Agreements and the potential consequences set forth above would similarly apply.

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

In the United States and many other countries, the provision of sports betting products and services by certain of our businesses is subject to extensive and evolving regulation. These regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex laws and regulations in the jurisdictions in which we are licensed or operate. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders and customers be found suitable or be licensed, and that many of our products (including software) be reviewed and approved before they are offered to the public. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license, approval or finding of suitability, or if it is granted and subsequently suspended or revoked, then we may be temporarily or permanently prohibited from providing our products or services for use in the particular jurisdiction, as well as face repercussions in other jurisdictions up to and including license revocation. We may also become subject to regulation in any new jurisdictions in which we decide to operate in the future, including due to expansion of a customer’s operations. Gaming authorities may levy fines against us or seize certain of our assets if we violate gaming regulations.

To ensure our ability to meet with regulatory requirements, including those applicable to our security holders, we may adopt changes to our constituent documents, including amending our articles of incorporation and our bylaws to allow for the restriction of stock ownership by persons or entities (i) who fail to comply with informational requests or other regulatory requirements under applicable gaming laws, (ii) who are found or are likely to be found unsuitable to hold our stock by gaming authorities, or (iii) whose stock ownership adversely affects or may adversely affect our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. Such changes to our constituent documents may include requirements that certain security holders submit to the licensing procedures and background investigations of the authorities that regulate our businesses and may provide mechanisms for the non-consensual redemption of shares and removal of a security holder who is or may be found unsuitable or fails to comply with regulatory requirements under applicable gaming laws. Any such changes to our constituent documents may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

While we currently hold all state and local licenses and related approvals necessary to conduct our present gaming operations, we must periodically apply to renew many of our licenses and registrations. Additionally, our key employees, officers, directors, and certain shareholders must also undergo licensing or suitability investigations. We cannot assure that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays in or adversely affect our operations. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we are permitted to operate and generate revenue, may limit our ability to obtain a license in other jurisdictions and may put us at a disadvantage relative to our competitors.

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

Additionally, there are instances in which a state in which a Native American tribe conducts Class III gaming activities disagrees with such tribe regarding the regulation of gaming, including the regulation of gaming suppliers. In those instances, we make every effort to comply with both state and tribal regulations and fulfill our contractual obligations. However, there may be situations where any such disagreement impedes or creates uncertainty with respect to our ability to supply gaming products and services to such tribal customer or customer that serves Native American tribes or otherwise negatively impacts our relationship with such customer or gaming regulators. There are additional complexities that may impact disputes or other interactions with Native American tribe customers. For example, Native American tribes generally enjoy sovereign immunity from lawsuits, similar to the sovereign immunity enjoyed by the individual states and the United States. In addition, certain commercial agreements with Native American tribes are subject to review by regulatory authorities such as the national Indian Gaming Commission, and, among other things, any such review could require substantial modifications to any such agreement we enter into with a Native American tribe customer.

Regulators and investors may perceive sports betting suppliers and operators similarly and consider their respective regulatory risk to be similar.

While operators that directly provide sports betting services to their customers are generally perceived to be exposed to a greater degree of enforcement risk than their suppliers, in some jurisdictions certain laws extend to directly impact such suppliers. Furthermore, a supplier’s nexus with a particular jurisdiction may expose it to specific enforcement risks, irrespective of whether there has been an attempt to bring proceedings against any supported operator. In some circumstances, enforcement proceedings brought against an operator may result in action being taken against a supplier (and even brought in the absence of the former). Ultimately, the market may view, or in the future may view, the regulatory risk associated with the business of supplying software and services to sports betting operators as being comparable with the regulatory risk attaching to operators themselves. In such circumstances, there is an associated risk that investors may apply valuation methods to any such supplier that are the same as the valuation methods used to value operators, and which build in the same regulatory risk even though, in many territories, such suppliers would be considered sufficiently removed from the transactional activity to warrant the application of a discrete risk analysis. If suppliers to our sports betting operators suffer financial difficulties from realized regulatory risk, they may not be able to offer their services and products, which could restrict the provision of our services and negatively impact our revenues.

The growth of our Sports Betting businesses will depend on the expansion of online betting and gaming into new jurisdictions and our ability to obtain required licenses.

Our ability to achieve growth in our sports betting businesses will depend, in large part, upon expansion of online betting and gaming into new jurisdictions, the terms of regulations relating to online betting and gaming and our ability to obtain required licenses. Following the 2018 decision of the U.S. Supreme Court to overturn the federal ban on sports betting, a number of jurisdictions in the United States have legalized sports betting and online gaming and we expect that additional jurisdictions may do so in the future. Similarly, many jurisdictions worldwide are legalizing and regulating sports betting and online gaming. Our ability to further expand our sports betting and online operations is partially dependent on the adoption of regulations permitting such activities. However, the expansion of betting and online gaming in new jurisdictions is dependent on a number of factors that are beyond our control and there can be no assurances of when, or if, such regulations will be adopted or of the terms of such regulations, including restrictions, tax rates, and license fees and availability of such licenses.

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

We are a holding company and our principal asset is our indirect ownership of Endeavor Operating Company. We have no independent means of generating revenue. As the indirect sole managing member of Endeavor Operating Company, we generally intend to cause Endeavor Operating Company to make distributions to its equityholders, including the members of Endeavor Operating Company (including Endeavor Profits Units holders) and Endeavor Manager, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Endeavor Operating Company. As the sole managing member of Endeavor Manager, we intend to cause Endeavor Manager, to the extent it is able, to make non-pro rata distributions to us such that we will be able to cover all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreement we entered into in connection with our IPO and other costs or expenses, but we are limited in our ability to cause Endeavor Operating Company to make distributions to its equityholders (including for purposes of paying corporate and other overhead expenses and dividends) under the Senior Credit Facilities. In addition, certain laws and regulations may result in restrictions on Endeavor Manager’s ability to make distributions to us, Endeavor Operating Company’s ability to make distributions to its equityholders, or the ability of Endeavor Operating Company’s subsidiaries to make distributions to it. There are no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members' allocable share of taxable income, and in some cases, we may not make distributions sufficient for some or all of Endeavor Operating Company's equityholders to pay such taxes.

To the extent that we need funds and Endeavor Manager, Endeavor Operating Company or Endeavor Operating Company’s subsidiaries are restricted from making such distributions, under applicable law or regulation, as a result of covenants in the Senior Credit Facilities or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and, as a result, could suffer an adverse effect on our liquidity and financial condition. In certain situations, including where Endeavor Operating Company does not have sufficient cash to make tax distributions to all of its members in the full amount provided for in the Endeavor Operating Company limited liability company agreement ("Endeavor Operating Company LLC Agreement"), tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Tax distributions will generally be treated as advances of other distributions made under the Endeavor Operating Company LLC Agreement, but no adjustments will be made to the exchange ratio for members of Endeavor Operating Company or Endeavor Manager who exercise the redemption rights described below to account for prior tax distributions (and tax distributions paid prior to such an exercise of redemption rights will not reduce distributions otherwise payable to Endeavor Manager in respect of Endeavor Operating Company Units acquired in connection with the exercise of such redemption rights).

Under the Endeavor Operating Company LLC Agreement, we generally expect Endeavor Operating Company, from time to time, to make distributions in cash to its equityholders, including the members of Endeavor Operating Company (including the Endeavor Profits Units holders) and Endeavor Manager, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Endeavor Operating Company (however, there are no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members' allocable share of taxable income, and in some cases, Endeavor Operating Company may not make distributions sufficient for some or all of its equityholders to pay such taxes). We further expect that, under the limited liability company agreement of Endeavor Manager (the “Endeavor Manager LLC Agreement”), Endeavor Manager may make non-pro rata distributions in cash to us using the proceeds it receives from any such tax distributions by Endeavor Operating Company. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Endeavor Operating Company’s other equityholders, (ii) the lower tax rate applicable to corporations as opposed to individuals, (iii) the favorable tax benefits that we anticipate from (a) redemptions or exchanges of Endeavor Operating Company Units (and paired shares of Class X common stock), in exchange for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock, (b) payments under the tax receivable agreement and (c) the acquisition of interests in Endeavor Operating Company from its equityholders (other than Endeavor Group Holdings and Endeavor Manager) and (iv) the fact that tax distributions made in respect of Endeavor Operating Company Units will generally be made pro rata in respect of such Units as described in the Endeavor Operating Company LLC Agreement, we expect that these tax distributions may be in amounts that exceed our tax liabilities (and/or the tax liabilities of the other members of Endeavor Operating Company), which could have an adverse effect on the liquidity of Endeavor Operating Company and its subsidiaries. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the tax receivable agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Endeavor Operating Company Units or Endeavor Manager Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, or lend them to Endeavor Operating Company, this may result in shares of our Class A common stock increasing in value relative to the value of Endeavor Operating Company Units. The holders of Endeavor Operating Company Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their Endeavor Operating Company Units (and paired shares of Class X common stock). In addition, our payment of tax distributions to the members of Endeavor Operating Company could result in the distribution of cash out of Endeavor Operating Company that is in excess of what is required to permit the direct or indirect equityholders of Endeavor Operating Company to pay their tax liabilities attributable to their direct or indirect ownership of Endeavor Operating Company, which could have an adverse effect on our liquidity.

We are controlled by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, whose interests in our business may be different than our holders of Class A common stock, and our board of directors has delegated significant authority to an Executive Committee and to Messrs. Emanuel and Whitesell.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, as a group, control approximately 92.1% of the combined voting power of our common stock as of December 31, 2022 as a result of their ownership of shares of our Class A common stock and Class X common stock, each share of which is entitled to 1 vote on all matters submitted to a vote of our stockholders, and Class Y common stock, each share of which is entitled to 20 votes on all matters submitted to a vote of our stockholders.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders collectively have the ability to substantially control our Company, including the ability to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and stockholder amendments to our bylaws, and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer, or even prevent an acquisition by a third party or other change of control of our Company, and may make some transactions more difficult or impossible without the support of Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, even if such events are in the best interests of minority stockholders. This concentration of voting power may have a negative impact on the price of our Class A common stock. In addition, because shares of our Class Y common stock each have 20 votes per share on matters submitted to a vote of our stockholders, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will be able to control our Company as long as they own Class Y common stock representing more than a majority of the total voting power of our issued and outstanding common stock, voting together as a single class. As of December 31, 2022, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will continue to control the outcome of matters submitted to stockholders so long as they collectively hold 119,746,236 shares of Class Y common stock, which represents 17.1% of the outstanding shares of all our common stock outstanding. As of December 31, 2022, holders of Class Y common stock would continue to control the outcome of matters submitted to stockholders where Class Y common stock represents 17.1% of the outstanding shares of all our common stock.

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

As of December 31, 2022, we had an aggregate of $5.1 billion outstanding indebtedness under our Senior Credit Facilities, with the ability to borrow up to approximately $405 million more under revolving credit facilities under our Senior Credit Facilities, consisting primarily of availability under the UFC Credit Facilities. Additionally, as of December 31, 2022, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which $11.0 million was outstanding and $51.9 million was available for borrowing based on the supporting asset base, and similar to our Senior Credit Facilities, these facilities include restrictive covenants that may restrict certain business operations of the respective businesses who have borrowed from these facilities.

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

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because a portion of the borrowings under our credit facilities bear interest at a variable rate, our interest expense could increase, exacerbating these risks. Of the aggregate principal balance of $5.1 billion outstanding under the Senior Credit Facilities as of December 31, 2022, $2.3 billion has been fixed through interest rate swaps leaving $2.8 billion of floating rate debt under those facilities. A 1% increase in the interest rates charged on the outstanding amount of our floating rate debt would increase our annual interest expense by $28 million.

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

We have entered into a tax receivable agreement with the Post-IPO TRA Holders that provides for the payment by us to the Post-IPO TRA Holders (or their transferees of Endeavor Operating Company Units or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of (i) any tax basis in the assets of Endeavor Operating Company and certain of its subsidiaries resulting from (a) the acquisition of equity interests in Endeavor Operating Company from certain of our pre-IPO investors and the acquisition of interests in Endeavor Operating Company from certain of the Other UFC Holders, (b) future redemptions or exchanges by us of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash or (c) payments made under the tax receivable agreement, (ii) any net operating losses or certain other tax attributes of certain pre-IPO investors or Other UFC Holders that are available to us to offset income or gain earned after the mergers undertaken in connection with our IPO, (iii) any existing tax basis associated with Endeavor Operating Company Units, the benefit of which is allocable to us as a result of the exchanges of such Endeavor Operating Company Units for shares of our Class A common stock or cash, and (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. The tax receivable agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the tax receivable agreement in excess of those that would result if such assumptions were not made.

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

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement are dependent on the ability of our subsidiaries to make distributions to us. The Senior Credit Facilities restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreement. To the extent that we are unable to make payments under the tax receivable agreement as a result of restrictions in our Senior Credit Facilities, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

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

As of January 31, 2023, we had 291,486,011 shares of Class A common stock issued and outstanding. In addition, as of January 31, 2023, 166,723,341 shares of our Class A common stock are eligible to be issued upon the exercise of the redemption rights of our pre-IPO equityholders holding Endeavor Manager Units or Endeavor Operating Company Units. Of these shares:

•
54,226,147 shares are not subject to the resale restrictions under Rule 144; and
•
112,497,194 shares are issuable upon the exercise of redemption rights held by affiliates (as defined under Rule 144) and are, therefore, subject to the volume, manner of sale and other restrictions of Rule 144 to the extent these shares are sold pursuant to Rule 144.

As of January 31, 2023, there were 15,209,678 Endeavor Profits Units held by Management Equityholders with a weighted-average per unit hurdle price of $21.96, which, subject to certain restrictions, could be exchanged into Endeavor Operating Company Units and paired shares of our Class X common stock and Class Y common stock. These holders may subsequently acquire shares of Class A common stock upon the exercise of their redemption rights. Redemptions of our pre-IPO equityholders’ Endeavor Manager Units and Endeavor Operating Company Units (and the corresponding shares of Class X common stock) into shares of Class A common stock will have a dilutive effect on the number of outstanding shares of our Class A common stock.

In addition, as of December 31, 2022, we had 4,089,561 stock options outstanding and 6,597,158 restricted stock units outstanding. Shares issuable in respect of such equity awards have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. We have initially reserved for issuance under our 2021 Incentive Award Plan 21,700,000 shares of Class A common stock, with an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (a) the sum of (I) eight-tenths of one percent (0.8%) of the total number of outstanding shares of our Class A Common Stock, as of the close of business on the last business day of the prior calendar year, determined on an “as-converted” basis taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Common Stock and (II) the number of shares of our Class A common stock required in the prior calendar year to satisfy performance-vesting restricted stock units previously issued to Messrs. Emanuel and Whitesell (such required number not to exceed 5,700,000), and (b) such lesser number of shares of Class A Common Stock as determined by the Governing Body. We granted equity awards in connection with the IPO, during the remainder of 2021 and in 2022 under our 2021 Incentive Award Plan and, if the price of our Class A common stock increases over time, we will issue restricted stock pursuant to performance-based equity awards to Mr. Emanuel and Mr. Whitesell. Moreover, the Company may in its discretion settle Endeavor Phantom Units in equity (through the 2021 Incentive Award Plan or otherwise). As of January 31, 2023, there were 985,880 Endeavor Phantom Units outstanding. In the future, we may also issue additional securities in connection with investments, acquisitions or capital-raising activities, which could constitute a material portion of our then-outstanding shares of Class A common stock. Any shares of Class A common stock that we issue, whether under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future or otherwise, will have a dilutive effect on the number of outstanding shares of our Class A common stock.

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

•

changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including the conflict involving Russia and Ukraine, acts of terrorism, and pandemics or other public health crises;

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting, and a report issued by our independent registered public accounting firm on that assessment. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We continue to make investments to further automate, streamline and centralize our businesses' use of these systems and expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial and management controls, and our reporting systems and procedures. Certain weaknesses or deficiencies or failures to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third party.

Our amended and restated certificate of incorporation and bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent, or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which may only become effective upon the Triggering Event:

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, (A) the Court of Chancery of the State of Delaware be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of fiduciary duty owed by any director (including any director serving as a member of the Executive Committee), officer, agent or other employee or stockholder of our company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein or, if such court does not have subject matter jurisdiction thereof, the federal district court located in the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

As a public company, our costs may increase, and the regular operations of our business may be disrupted.

Prior to April 30, 2021, we operated as a privately owned company, and we have incurred, and expect to in the future incur, significant additional legal, accounting, reporting, and other expenses as a result of having publicly traded common stock, including, but not limited to, increased costs related to auditor fees, legal fees, directors’ fees, directors and officers insurance, investor relations, and various other costs. We have also incurred incremental costs and will in the future incur incremental costs associated with corporate governance requirements, including requirements under the Exchange Act, the Sarbanes-Oxley Act and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules implemented by the SEC and the Public Company Accounting Oversight Board. Compliance with these rules and regulations will make some activities more difficult, time-consuming, or costly, and increase demand, and, as a result, may place a strain on our systems and resources. Moreover, the additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities.

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

We may be required to pay additional taxes as a result of the partnership audit rules.

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships, including entities such as Endeavor Operating Company that are taxed as partnerships. Under these rules (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Although it is uncertain how these rules will continue to be implemented, it is possible that they could result in Endeavor Operating Company (or any of its applicable subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as an indirect member of Endeavor Operating Company (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.

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

In the event of a transfer by a non-U.S. transferor of an interest in a partnership that is engaged in a U.S. trade or business, the transferee generally must withhold tax in an amount equal to ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer. Holders of Endeavor Operating Company Units may include non-U.S. holders. Pursuant to the Endeavor Operating Company LLC Agreement, any non-U.S. holders’ Endeavor Operating Company Units may be redeemed for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock (which redemption, if made for shares of Class A common stock, would be effectuated via a direct purchase by Endeavor Group Holdings). It is expected that we would have to withhold ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the non-U.S. holders in respect of any such transactions. We may not have sufficient cash to satisfy such withholding obligation, and we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carryout and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022. If we were to conduct repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to this excise tax, which could increase our costs and adversely affect our operating results.

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

Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, we experienced a foreign exchange rate net loss of $27.8 million for the year ended December 31, 2022. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign currency risk.”

Costs associated with, and our ability to, obtain insurance could adversely affect our business.

Heightened concerns and challenges regarding property, casualty, liability, business interruption, cancellation, and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents, including those in connection with the COVID-19 pandemic. The COVID-19 pandemic, for example, adversely impacted the insurance markets we rely on for coverage and depending on its duration and the associated insurance claims volumes could adversely impact both the coverage options available to us in the future as well as the premium costs we are required to pay for those coverages in the future. Pandemic coverage is no longer available in retail markets, and where available in captive or re-insurance markets, remains cost prohibitive with limited terms and conditions which may not be deemed commercially viable for use. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost and with reasonable deductibles. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits and reasonable deductibles will not adversely impact our profitability, thereby possibly impacting our operating results and growth. We have a significant investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of people.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, general character and segments utilizing our significant corporate and other facilities as of December 31, 2022. We own the multi-sport academy in Bradenton, Florida and the corporate offices and studio in Las Vegas, Nevada listed below, and we lease the other properties listed. The leases expire at various times through 2030, subject to renewal and early termination options. We consider each of these properties to be in good condition, adequate for its purpose and our current needs, and suitably utilized according to the individual nature and requirements of the relevant operations.

Location	General Character	Segments
Beverly Hills, California	Corporate offices	Representation; Corporate
New York, New York	Corporate offices	Events, Experiences & Rights; Representation; Owned Sports Properties; Corporate
Las Vegas, Nevada	Corporate offices and studios	Owned Sports Properties; Events, Experiences & Rights
Nashville, Tennessee	Corporate offices	Representation
London, England	Corporate offices and studios	Events, Experiences & Rights; Representation; Owned Sports Properties; Corporate
Cleveland, Ohio	Corporate offices	Corporate; Representation; Events, Experiences & Rights
Bradenton, Florida	Multi-sports academy	Events, Experiences & Rights

In addition, we lease several other offices that are not material to our operations. See Note 19, "Leases" to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on our lease commitments.

Item 3. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 20, "Commitments and Contingencies," to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed and traded on the NYSE under the symbol "EDR."

Holders

As of January 31, 2023, there were approximately 32 registered holders of our outstanding Class A common stock, 293 registered holders of our outstanding Class X common stock, and 10 registered holders of our outstanding Class Y common stock. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

We generally expect that Endeavor Operating Company will make distributions to each of its members, including Endeavor Manager and holders of Endeavor Profits Units, in respect of the U.S. federal, state and local income tax liability attributable to each member’s allocable share of taxable income of Endeavor Operating Company, calculated using an assumed tax rate equal to the highest marginal combined income tax rate applicable to an individual or corporation resident in Los Angeles, California or New York, New York (whichever rate is higher), taking into account the deductibility of applicable state and local income taxes for U.S. federal income tax purposes (which are subject to substantial limitations for tax years 2018 through 2025). We generally expect that tax distributions will be made quarterly, on an estimated basis. Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement. However, in certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Tax distributions made to a member of Endeavor Operating Company will generally be treated as an advance of and shall be credited against future distributions to such member and no adjustments will be made to the exchange ratio for members of Endeavor Operating Company or Endeavor Manager who exercise the redemption rights described above to account for prior tax distributions (and tax distributions paid prior to such an exercise of redemption rights will not reduce distributions otherwise payable to Endeavor Manager in respect of Endeavor Operating Company Units acquired in connection with the exercise of such redemption rights). We expect that Endeavor Manager will further distribute the proceeds of any such tax distributions to us on a non-pro rata basis. Notwithstanding the foregoing, there can be no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members’ allocable share of its taxable income, and in some cases we may not make distributions sufficient for some or all of Endeavor Operating Company’s equityholders to pay such taxes.

Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase shares of our Class A common stock during the three months ended December 31, 2022.

Stock Performance Graph

The following graph illustrates the total return from April 29, 2021 (the date our Class A common stock began trading on NYSE) through December 31, 2022, for (i) our Class A common stock, (ii) the S&P 500 Index, and (iii) the S&P 500 Media and Entertainment Industry Group Index. The graph assumes that $100 was invested on April 29, 2021 in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Media and Entertainment Industry Group Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

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

OVERVIEW

Endeavor is a global sports and entertainment company. We own and operate premium sports properties, including the UFC, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports and entertainment talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, sports data and technology, brand licensing, and experiential marketing. The addition of these new capabilities and insights transformed our business into an integrated global platform anchored by owned and managed premium intellectual property.

Segments

As of December 31, 2022, we operated our business in three segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; and (iii) Representation.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of premium sports properties, including UFC, PBR and Euroleague.

Through the UFC, the world’s premier professional MMA organization, we produce more than 40 live events annually which are broadcast in over 170 countries and territories to over 900 million TV households. UFC was founded in 1993 and has grown in popularity, having now hosted more than 600 events and reaching a global audience through an increasing array of global broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with ESPN and other international broadcasters and our increasing consumer engagement is evidenced by the overall follower growth and engagement across our social channels - now reaching 220 million followers.

PBR is the world’s premier bull riding circuit with more than 800 bull riders from the United States, Australia, Brazil, Canada, and Mexico, currently competing in more than 200 bull riding events annually and with its annual attendance quadrupling since its inception in 1995.

We have an up to 20-year partnership with Euroleague basketball, which could extend into 2036, to manage and capitalize on all of the commercial business of the league, including media rights, sponsorship, content production, licensing, digital distribution, events staging, and hospitality, for which we receive a management fee.

At the end of 2021 and in January 2022, we acquired ten Major League Baseball Professional Development League clubs (the "PDL Clubs"), which were being operated under the Diamond Baseball Holdings ("DBH") umbrella. In September 2022, we sold the DBH business, including the PDL Clubs, to Silver Lake, stockholders of the Company, for an aggregate purchase price of $280 million cash.

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own, operate, or represent hundreds of global events annually, including live sports events covering 15 sports across more than 25 countries, international fashion weeks, art fairs and music, culinary and lifestyle festivals and major attractions. We own and operate many of these events, including the Miami Open and Madrid Open, Frieze art fairs, Barrett-Jackson, New York Fashion Week: The Shows, and Hyde Park Winter Wonderland. We also operate other events on behalf of third parties, including the AIG Women’s Open and Honda Classic. Through On Location, we provide premium live event experiences globally, servicing more than 1,200 events and experiences for sporting and music events such as the Super Bowl, the Aer Lingus Classic college football game, the Ryder Cup, the NCAA Final Four, Coachella and the next three Olympic Games.

We are one of the largest independent global distributors of sports video programming and data. We sell media rights globally on behalf of more than 150 clients such as the International Olympic Committee, the ATP Tour and the National Hockey League ("NHL"), as well as for our owned assets and channels. Our production business is one of the largest creators of sports programming, responsible for thousands of hours of content on behalf of more than 200 federations, associations and events, including the English Premier League, The R&A, DP World Tour, and our owned asset, UFC, as well as owned channels Sport 24 and EDGEsport. Our sports data business, IMG ARENA, provides data and content to sportsbooks and media partners around the globe, delivering data feeds from approximately 43,000 sports events annually. This data powers IMG ARENA's Event Centre product suite, including the UFC Event Centre. In addition, IMG ARENA provides live video streams for sportsbooks for approximately 48,000 events per year, as well as a portfolio of virtual sports products. We also leverage the technology derived from IMG ARENA to provide streaming video solutions to our clients and our owned assets via Endeavor Streaming.

Additionally, we own and operate IMG Academy, a leading sports and education brand with an innovative suite of on-campus and online programming, including its Bradenton, Florida boarding school and sports camps, IMG Academy+ online coaching, as well as Next College Student Athlete ("NCSA"), which provides recruiting and admissions services to high school student athletes and college athletic departments and admissions officers (collectively, the "Academy").

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

In September 2022, we acquired the OpenBet business ("OpenBet") of Light & Wonder, Inc. (formerly known as Scientific Games Corporation) ("Light & Wonder") for consideration of $847.1 million, consisting of $800.4 million of cash and 2,305,794 newly-issued shares of our Class A common stock valued at $46.7 million. OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. In 2023, we have created a new reportable segment, Sports Data and Technology, that includes IMG ARENA and the OpenBet business.

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

Previously, our Representation segment included our restricted Endeavor Content business (which now operates under the name Fifth Season), which provided a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In February 2021, the Company signed a new franchise agreement and side letter (the “Franchise Agreements”) directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the “WGA”). These Franchise Agreements include terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter of 2021, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities are reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. Our retained 20% interest is reflected as an equity method investment as of December 31, 2022 and is not part of the Representation segment.

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

As a result of the UFC Buyout, we no longer attribute income (loss) to non-controlling interests related to UFC in our consolidated statement of operations and recognized a reduction in nonredeemable non-controlling interests on our consolidated balance sheet. Furthermore, restrictions on dividends under the UFC LLC Agreement are no longer in place after the UFC Buyout, although certain restrictions under the UFC Credit Facilities remain in place.

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

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Endeavor Manager and Endeavor Operating Company, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company generally makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreement. The Company entered into the tax receivable agreement with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The tax receivable agreement generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreement".

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Revenue	$5,268,137	$5,077,713	$3,478,743
Operating expenses:
Direct operating costs	2,065,777	2,597,178	1,745,275
Selling, general and administrative expenses	2,358,962	2,283,558	1,442,316
Insurance recoveries	(1,099)	(68,190)	(86,990)
Depreciation and amortization	266,775	282,883	310,883
Impairment charges	689	4,524	220,477
Total operating expenses	4,691,104	5,099,953	3,631,961
Operating income (loss)	577,033	(22,240)	(153,218)
Other (expense) income:
Interest expense, net	(282,255)	(268,677)	(284,586)
Loss on extinguishment of debt	—	(28,628)	—
Tax receivable agreement liability adjustment	(873,264)	(101,736)	—
Other income, net	475,251	4,258	81,087
Loss before income taxes and equity losses of affiliates	(103,235)	(417,023)	(356,717)
(Benefit from) provision for income taxes	(648,503)	(22,277)	8,507
Income (loss) before equity losses of affiliates	545,268	(394,746)	(365,224)
Equity losses of affiliates, net of tax	(223,604)	(72,733)	(260,094)
Net income (loss)	321,664	(467,479)	(625,318)
Less: Net income (loss) attributable to non-controlling interests	192,531	(139,168)	29,616
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(31,686)	(654,934)
Net income (loss) attributable to Endeavor Group Holdings, Inc.	$129,133	$(296,625)	$—

Revenue

Revenue increased $190.4 million, or 3.8%, to $5,268.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.

•
Owned Sports Properties increased by $224.1 million, or 20.2%. The increase was driven primarily by growth at UFC due to increased media rights fees, greater sponsorship, licensing, commercial PPV and event related revenue from more events with live audiences. The increase was also due to an increase at PBR from the new team series format, an increase in the number of events and the elimination of fan attendance restrictions. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operated under the DBH umbrella contributed $64 million.
•
Events, Experiences & Rights increased by $420.7 million, or 20.7%. The increase was primarily driven by an increase of $731 million attributable to the return of live events in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19. Increases were also due to the Madrid Open, which was acquired in April 2022, as well as growth in Academy and NCSA, which was acquired in June 2021. These increases were partially offset by a decrease of $310 million in media rights fees and media production revenue, primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed, the UEFA European Championship held in 2021 and a decrease in the volume of CONCACAF matches partially offset by the revenue related to OpenBet, which was acquired in September 2022.
•
Representation decreased by $447.6 million, or 22.8%. The decrease was primarily driven by the $737 million of revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022. This decrease was partially offset by an increase of $288 million related to client commissions, due primarily from the continued strong demand for our talent and the recovery of live entertainment, and corporate spending on marketing and experiential activations as the prior year was impacted by COVID-19.

Excluding the revenue attributable to the restricted Endeavor Content business, revenue for the year ended December 31, 2022 increased 21% compared to the year ended December 31, 2021.

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
•
Events, Experiences & Rights increased by $437.8 million, or 27.5%. The increase was primarily attributable to an increase in media rights fees of $139 million primarily driven by the return of live events and the impact of COVID-19 on the European soccer seasons partially offset by the expiration of two European soccer contracts in the second quarter of 2021. Additionally, sports production revenue increased $87 million and event and performance revenue increased $212 million due to the return of certain live events in 2021. Events and performance revenue also benefited from the acquisition of NCSA.
•
Representation increased by $1,015.9 million, or 107.6%. The increase was primarily driven by a $716 million increase in content deliveries at Endeavor Content and an increase of $300 million in client commissions, licensing and corporate spending on marketing and experiential activations as the prior year was significantly impacted by COVID-19.

Direct operating costs

Direct operating costs decreased $531.4 million, or 20.5%, to $2,065.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was driven by the $643 million decrease related to the sale of the restricted Endeavor Content business and the decrease in media rights and media production costs of $399 million due to the decrease in revenue described above, primarily due to the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue. These decreases were partially offset by increases of $517 million for costs related to live events and marketing and experiential activations due to the increases in revenue as described above.

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased $75.4 million, or 3.3%%, to $2,359.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to higher cost of personnel, travel expenses and other operating expenses. The increase was partially offset by lower equity-based compensation expense as the prior period included charges for modifications of certain pre-IPO awards to remove certain forfeiture and discretionary call terms.

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

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the years ended December 31, 2022, 2021 and 2020, we recognized $1.1 million, $68.2 million and $87.0 million of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $16.1 million, or 5.7%, to $266.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Depreciation and amortization decreased $28.0 million, or 9.0%, to $282.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. These decreases were primarily driven by certain intangible assets becoming fully amortized offset by intangible assets acquired through acquisitions.

Impairment charges

Impairment charges of $0.7 million for the year ended December 31, 2022 related to goodwill in our Events, Experiences & Rights segment.

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

Interest expense, net

Interest expense, net increased $13.6 million, or 5.1% to $282.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by higher interest rates offset by lower indebtedness.

Interest expense, net decreased $15.9 million, or 5.6% to $268.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, principally due to lower interest rates under our UFC Credit Facility following a repricing in January 2021 partially offset by higher indebtedness.

Loss on extinguishment of debt of $28.6 for the year ended December 31, 2021 was due to fees and expenses incurred for the early redemption of our term loans issued in May 2020.

Tax receivable agreement liability adjustment

For the year ended December 31, 2022, the Company recorded a $873.3 million expense for the tax receivable agreement liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

For the year ended December 31, 2021, the Company recorded a $92.6 million expense for the tax receivable agreement liability related to the expected realization of certain tax benefits, including the release of a valuation allowance, in connection with the sale of the restricted Endeavor Content business, which closed in January 2022, and recorded a $9.1 million expense due to a change in estimates related to the tax receivable agreement liability.

Other income, net

The income for the year ended December 31, 2022 included a gain of $463.6 million for the sale of the restricted Endeavor Content business, a gain of $23.3 million for the sale of the DBH business and $15.1 million of gains from changes in fair value of equity investments partially offset by $27.8 million for foreign currency transaction losses and $7.3 million of losses due to the change in the fair value of forward foreign exchange contracts.

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

(Benefit from) provision for income taxes

For the year ended December 31, 2022, the Company recorded $648.5 million benefit from income taxes compared to $22.3 million benefit for income taxes for the year ended December 31, 2021. The increase was primarily due to the release of a valuation allowance against certain deferred tax assets of $686.2 million associated with our TRA liability.

For the year ended December 31, 2021, we recorded $22.3 million benefit from income taxes compared to $8.5 million provision for income taxes for the year ended December 31, 2020. The change was primarily due to the impact of a $68.6 million valuation allowance release related to the expected realization of certain tax benefits in connection with the sale of the restricted Endeavor Content business, which closed in January 2022, partially offset by deferred tax liabilities associated with indefinite lived intangibles recorded as a result of the IPO and a change in the tax rate in the United Kingdom.

Equity losses of affiliates, net of tax

Equity losses of affiliates for the years ended December 31, 2022, 2021 and 2020 were $223.6 million, $72.7 million and $260.1 million, respectively. Our equity losses of affiliates are primarily due to the losses related to our investments in Learfield IMG College and for 2022, also include our 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022.

For the years ended December 31, 2022, 2021 and 2020, we recorded $129.7 million, $76.1 million and $250.7 million, respectively, in equity losses resulting from losses related to our investment in Learfield IMG College. For the years ended December 31, 2022 and 2020, our share of the results of Learfield IMG College included charges taken by Learfield IMG College resulting from their goodwill and indefinite-lived intangible asset impairments.

During the years ended December 31, 2022, 2021 and 2020, other-than-temporary impairment charges were $84.6 million, none, and $15.3 million, respectively, for its equity method investments, which were recognized within equity losses of affiliates in the consolidated statements of operations.

Net (loss) income attributable to non-controlling interests

Subsequent to the IPO and associated reorganization transactions, non-controlling interests are primarily comprised of interests held by certain pre-IPO members of Endeavor Operating Company who retained their ownership interests in Endeavor Manager or Endeavor Operating Company.

Net income attributable to non-controlling interests was $192.5 million for the year ended December 31, 2022 compared to net loss attributable to non-controlling interests of $139.2 million for the year ended December 31, 2021. The change was primarily due to the change in the amount of reported net income for the year ended December 31, 2022 versus the reported net loss for the year ended December 31, 2021 as well as the effect of the reorganization transactions.

Net loss attributable to non-controlling interests was $139.2 million for the year ended December 31, 2021 compared to net income attributable to non-controlling interests of $29.6 million for the year ended December 31, 2020. The change from income to loss was primarily driven by the effect of the reorganization transactions offset by net income incurred at UFC prior to the UFC Buyout.

SEGMENT RESULTS OF OPERATIONS

As of December 31, 2022, we classified our business into three reportable segments: Owned Sports Properties; Events, Experiences & Rights; and Representation. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability and is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Revenue:
Owned Sports Properties	$1,332,335	$1,108,207	$952,624
Events, Experiences & Rights	2,451,966	2,031,283	1,593,509
Representation	1,512,150	1,959,757	943,873
Eliminations	(28,314)	(21,534)	(11,263)
Total Revenue	$5,268,137	$5,077,713	$3,478,743
Adjusted EBITDA:
Owned Sports Properties	$648,158	$537,627	$457,589
Events, Experiences & Rights	342,644	215,578	59,224
Representation	469,757	383,388	211,977
Corporate	(297,031)	(256,277)	(145,240)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
(in thousands)
Revenue	$1,332,335	$1,108,207	$952,624
Direct operating costs	$433,808	$379,721	$312,935
Selling, general and administrative expenses	$247,744	$194,228	$185,835
Adjusted EBITDA	$648,158	$537,627	$457,589
Adjusted EBITDA margin	48.6%	48.5%	48.0%

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue for the year ended December 31, 2022 increased $224.1 million, or 20.2%, to $1,332.3 million, compared to the year ended December 31, 2021. The increase was driven by growth at UFC due to increased media rights fees, greater sponsorship, licensing, commercial PPV and event related revenue from more events with live audiences. The increase was also due to an increase at PBR from the new team series format, an increase in the number of events and the elimination of fan attendance restrictions. In addition, the acquisition of ten PDL Clubs in December 2021 and January 2022 that operated under the DBH umbrella contributed $64 million. The DBH business, including the PDL Clubs, was sold in September 2022.

Direct operating costs for the year ended December 31, 2022 increased $54.1 million, or 14.2%, to $433.8 million, compared to the year ended December 31, 2021. The increase is due to the change in revenue described above partially offset by lower athlete costs for UFC.

Selling, general and administrative expenses for the year ended December 31, 2022 increased $53.5 million, or 27.6%, to $247.7 million, compared to the year ended December 31, 2021. The increase was primarily attributable to $37 million of expenses incurred by the DBH business and an increase in cost of personnel and travel expenses. Corporate allocations remained relatively unchanged in 2022 from 2021.

Adjusted EBITDA for the year ended December 31, 2022 increased $110.5 million, or 20.6%, to $648.2 million, compared to the year ended December 31, 2021. The increase in Adjusted EBITDA was primarily driven by increases in revenue partially offset by increases in direct operating costs and selling, general and administrative expenses.

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

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
(in thousands)
Revenue	$2,451,966	$2,031,283	$1,593,509
Direct operating costs	$1,409,102	$1,370,291	$1,246,793
Selling, general and administrative expenses	$710,905	$514,310	$387,203
Adjusted EBITDA	$342,644	$215,578	$59,224
Adjusted EBITDA margin	14.0%	10.6%	3.7%

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue for the year ended December 31, 2022 increased $420.7 million, or 20.7%, to $2,452.0 million, compared to the year ended December 31, 2021. Event and academy revenue increased $731 million primarily due to events returning in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19, including Super Bowl LVI, NCAA Men’s March Madness, Miami Open, and various music events. Increases were also due to the Madrid Open, which was acquired in April 2022, as well as growth in Academy due to increased enrollment and NCSA, which was acquired in June 2021. Media rights fees and media production revenue decreased $310 million primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed, the UEFA European Championship held in 2021 and a decrease in the volume of CONCACAF matches partially offset by $50 million of revenue related to OpenBet, which was acquired in September 2022.

Direct operating costs for the year ended December 31, 2022 increased $38.8 million, or 2.8%, to $1,409.1 million, compared to the year ended December 31, 2021. Live event and performance costs increased $437 million due to the increases in related revenue. This increase was partially offset by a decrease in media rights and media production costs of $399 million due to the decrease in revenue described above, primarily due to the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue.

Selling, general and administrative expenses for the year ended December 31, 2022 increased $196.6 million, or 38.2%, to 710.9 million, compared to the year ended December 31, 2021. The increase was primarily driven by increased cost of personnel, including the buildout of the Olympics business, and the expenses incurred by NCSA and OpenBet, acquired in June 2021 and September 2022, respectively. Corporate allocations remained relatively unchanged in 2022 from 2021.

Adjusted EBITDA for the year ended December 31, 2022 increased $127.1 million, or 58.9% to $342.6 million, compared to the year ended December 31, 2021. The increase in Adjusted EBITDA was primarily driven by the growth in revenue partially offset by the increases in direct operating costs and selling, general and administrative expenses and a decrease in insurance recoveries related to cancelled events.

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

Adjusted EBITDA for the year ended December 31, 2021 increased $156.4 million to $215.6 million, compared to the year ended December 31, 2020. The increase in Adjusted EBITDA was primarily driven by the increase in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses and a decrease in insurance recoveries related to cancelled events.

Representation

The following table sets forth our Representation segment results for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
(in thousands)
Revenue	$1,512,150	$1,959,757	$943,873
Direct operating costs	$251,863	$867,437	$190,259
Selling, general and administrative expenses	$790,032	$709,992	$543,813
Adjusted EBITDA	$469,757	$383,388	$211,977
Adjusted EBITDA margin	31.1%	19.6%	22.5%

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue for the year ended December 31, 2022 decreased $447.6 million, or 22.8%, to $1,512.2 million, compared to the year ended December 31, 2021. The decrease was primarily attributable to the $737 million of revenue related to the restricted Endeavor Content business recorded in prior year, which was sold in January 2022. This decrease was partially offset by an increase of $288 million related to client commissions, due primarily to the continued strong demand for our talent and the recovery of live entertainment, predominantly music, and corporate spending on marketing and experiential activations as the prior year was impacted by COVID-19. Excluding the revenue attributable to the restricted Endeavor Content business, revenue for the year ended December 31, 2022 increased 24% compared to the year ended December 31, 2021.

Direct operating costs for the year ended December 31, 2022 decreased $615.6 million, or 71.0%, to $251.9 million, compared to the year ended December 31, 2021. The decrease attributable to the sale of the restricted Endeavor Content business of $643 million was partially offset by an increase in marketing and experiential activations due to the increase in revenue described above.

Selling, general and administrative expenses for the year ended December 31, 2022 increased $80.0 million, or 11.3%, to $790.0 million, compared to the year ended December 31, 2021. The increase was primarily driven by cost of personnel and travel expenses partially offset by the sale of the restricted Endeavor Content business. Corporate allocations remained relatively unchanged in 2022 from 2021.

Adjusted EBITDA for the year ended December 31, 2022 increased $86.4 million, or 22.5%, to $469.8 million, compared to the year ended December 31, 2021. The increase in Adjusted EBITDA was primarily due to the growth in revenue, excluding the Endeavor Content business which was sold in January 2022, partially offset by the increase in selling, general and administrative expenses.

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

The following table sets forth our results for Corporate for the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
(in thousands)
Adjusted EBITDA	$(297,031)	$(256,277)	$(145,240)

Adjusted EBITDA for the year ended December 31, 2022 decreased $40.8 million, or 15.9%, to $(297.0) million, compared to the year ended December 31, 2021. The decrease was driven by an increase in cost of personnel and other general and administrative expenses.

Adjusted EBITDA for the year ended December 31, 2021 decreased $111.0 million, or 76.5%, to $(256.3) million, compared to the year ended December 31, 2020. The decline was driven by an increase in cost of personnel, including bonuses, and other general and administrative expenses.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings, COVID-19 related expenses, tax receivable agreement liability adjustment, and certain other items when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

Management believes that Adjusted EBITDA is useful to investors as it eliminates the significant level of non-cash depreciation and amortization expense that results from our capital investments and intangible assets recognized in business combinations, and improves comparability by eliminating the significant level of interest expense associated with our debt facilities, as well as income taxes and the tax receivable agreement, which may not be comparable with other companies based on our tax and corporate structure.

Adjusted EBITDA and Adjusted EBITDA margin are used as the primary bases to evaluate our consolidated operating performance.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
they do not reflect every cash expenditure, future requirements for capital expenditures, or contractual commitments;
•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and Adjusted EBITDA and Adjusted EBITDA margin do not reflect any cash requirement for such replacements or improvements; and
•
they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

We compensate for these limitations by using Adjusted EBITDA and Adjusted EBITDA margin along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance.

Adjusted EBITDA and Adjusted EBITDA margin should not be considered substitutes for the reported results prepared in accordance with GAAP and should not be considered in isolation or as alternatives to net income (loss) as indicators of our financial performance, as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. Although we use Adjusted EBITDA and Adjusted EBITDA margin as financial measures to assess the performance of our business, such use is limited because it does not include certain material costs necessary to operate our business. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as indications that our future results will be unaffected by unusual or nonrecurring items. These non-GAAP financial measures, as determined and presented by us, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of our most directly comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures on a consolidated basis.

Adjusted EBITDA

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$321,664	$(467,479)	$(625,318)
(Benefit from) provision for income taxes	(648,503)	(22,277)	8,507
Interest expense, net	282,255	268,677	284,586
Depreciation and amortization	266,775	282,883	310,883
Equity-based compensation expense (1)	210,163	532,467	91,271
Merger, acquisition and earn-out costs (2)	68,728	60,904	22,178
Certain legal costs (3)	16,051	5,451	12,520
Restructuring, severance and impairment (4)	13,258	8,490	271,868
Fair value adjustment - equity investments (5)	(12,029)	(21,558)	469
Equity method losses - Learfield IMG College and Endeavor Content (6)	218,566	76,135	250,726
COVID-19 related costs (7)	—	—	2,692
Gain on sale of the restricted Endeavor Content business (8)	(463,641)	—	—
Tax receivable agreement liability adjustment (9)	873,264	101,736	—
Other (10)	16,977	54,887	(57,835)
Adjusted EBITDA	$1,163,528	$880,316	$572,547
Net income (loss) margin	6.1%	(9.2%)	(18.0%)
Adjusted EBITDA margin	22.1%	17.3%	16.5%

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The decrease for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the modification of certain pre-IPO equity-based awards primarily to remove certain forfeiture and discretionary call terms in 2021. Equity-based compensation was recognized in all segments and Corporate for the year ended December 31, 2022.

The increase for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to the modification of certain pre-IPO equity-based awards primarily to remove certain forfeiture and discretionary call terms as well as grants under the 2021 Incentive Award Plan that were issued in connection with the IPO. Equity-based compensation was recognized in all segments and Corporate for the year ended December 31, 2021 and in our Owned Sports Properties and Representation segments and Corporate for the year ended December 31, 2020.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to remain our employees.

Such costs for the year ended December 31, 2022 primarily related to professional advisor costs of approximately $40 million and related to all of our segments. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $28 million, which primarily related to our Representation segment.

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

Such costs for the year ended December 31, 2022 primarily related to an investment impairment in our Events, Experiences & Rights segment, a write off of an asset in Corporate and the restructuring expenses in our Events, Experiences & Rights and Representation segments.

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

(6)
Relates to equity method losses, including impairment charges, from our investment in Learfield IMG College and from the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022.

(7)
Includes COVID-19 related costs that are non-recurring and incremental costs that would have otherwise not been incurred. Such adjustment for the year ended December 31, 2020 does not include the write-off of $11 million of deferred event costs, net of insurance recoveries, which is adjusted in our Events, Experiences & Rights segment profitability measure.

(8)
Relates to the gain recorded for the sale of the restricted Endeavor Content business, net of transaction costs of $15.0 million.

(9)
For the year ended December 31, 2022, includes the adjustment for the tax receivable agreement liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

For the year ended December 31, 2021, includes a $92.6 million expense for the tax receivable agreement liability related to the expected realization of certain tax benefits, including the release of a valuation allowance, in connection with the sale of the restricted Endeavor Content business, which closed in January 2022, and a $9.1 million expense due to a change in estimates related to the tax receivable agreement liability.

(10)
For the year ended December 31, 2022, other was comprised primarily of losses of approximately $28 million on foreign exchange transactions, which related to all of our segments and Corporate, a gain of approximately $23 million related to the sale of DBH, which related to our Owned Sports Properties segment and losses of approximately $7 million related to forward foreign exchange contracts which related to our Events, Experiences & Rights segment and Corporate.

For the year ended December 31, 2021, other was comprised primarily of approximately $29 million related to a loss on debt extinguishment, which related primarily to Corporate, losses of approximately $17 million on foreign exchange transactions, which related to all of our segments and Corporate and a loss of approximately $11 million related to non-cash fair value adjustments of embedded foreign currency derivatives.

For the year ended December 31, 2020, other was comprised primarily of a gain of approximately $27 million related to the consolidation of a previously held equity interest in FC Diez Media, a gain of approximately $15 million related to the sale of an investment, a gain of approximately $8 million associated with the deconsolidation of Asian Tour Media Pte. Ltd., a gain of approximately $13 million related to non-cash fair value adjustments of embedded foreign currency derivatives and approximately $3 million increase related to purchase price adjustments to deferred revenue and ticket inventory at On Location, which related primarily to our Events, Experiences & Rights segment.

LIQUIDITY AND CAPITAL RESOURCES

Historical liquidity and capital resources

Sources and uses of cash

Cash flows from operations have historically funded our day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as serviced our long-term debt. Our other principal use of cash has been the acquisition of businesses, which have been funded primarily through equity contributions from our pre-IPO institutional investors, the issuance of long-term debt and proceeds from our initial public offering and other sales of our equity.

Debt facilities

As of December 31, 2022, we had an aggregate of $5.1 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the “Credit Facilities”) and UFC Holdings, LLC’s term loan and revolving credit facilities (the “UFC Credit Facilities” and, collectively with the Credit Facilities, the “Senior Credit Facilities”). As of December 31, 2022 we had available borrowing capacity of approximately $405 million under the Senior Credit Facilities, of which approximately $386 million was available to borrow.

Credit Facilities

As of December 31, 2022, we have borrowed an aggregate of $2.3 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the “ABR”) plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025. In September and December 2022, we repaid a total of $450.0 million of term loans under the Credit Facilities.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. In August 2022, the Company entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. As of December 31, 2022, approximately 98% of our Term Loans is hedged. See Note 10, “Debt” to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on the Credit Facilities.

As of December 31, 2022, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. In June 2021, we repaid $163.1 million under the revolving credit facility. As of December 31, 2022, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $19.4 million. The revolving facility matures on May 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on December 31, 2022, as we had no borrowings outstanding under the revolving credit facility.

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

UFC Credit Facilities

As of December 31, 2022, we have borrowed an aggregate of $2.8 billion of first lien term loans under the UFC Credit Facilities. Following a repricing under the UFC Credit Facilities in January 2021, borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on April 29, 2026. In December 2022, we repaid $50.0 million of term loans under the UFC Credit Facilities. See Note 10, “Debt” to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on the UFC Credit Facilities.

As of December 31, 2022, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of December 31, 2022, we had no borrowings outstanding under this revolving credit facility and no outstanding letters of credit. The revolving facility under the UFC Credit Facilities matures on April 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on December 31, 2022, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of December 31, 2022, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which $11.0 million was outstanding and $51.9 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2023 and 2025, bearing interest at rates of 2.75% plus LIBOR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the “OL Credit Facility”). As of December 31, 2022, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$502,934	$333,599	$161,218
Net cash used in investing activities	$(704,535)	$(659,080)	$(315,792)
Net cash (used in) provided by financing activities	$(549,909)	$960,175	$453,989

December 31, 2022 compared to December 31, 2021

Operating activities improved from $333.6 million of cash provided in the year ended December 31, 2021 to $502.9 million of cash provided in the year ended December 31, 2022 due to our improved operating results. Cash provided in the year ended December 31, 2022 was primarily due to net income for the year of $321.7 million, which included non-cash items totaling $425.6 million, offset by the increase in account receivable of $278.2 million and other current assets of $80.1 million due to timing of events. Cash provided in the year ended December 31, 2021 primarily represents a net loss of $467.5 million from the continued recovery from COVID-19, higher amortization of content costs of $584.9 million from content deliveries at Endeavor Content and an increase in equity-based compensation expense of $532.5 million partially offset by an increase in other assets of $800.9 million from additional investments in Endeavor Content film assets and an increase in accounts receivable of $351.6 million.

Investing activities increased from $659.1 million of cash used in the year ended December 31, 2021 to $704.5 million of cash used in the year ended December 31, 2022. Cash used in the year ended December 31, 2022 primarily reflects payments for acquisitions of businesses, primarily for OpenBet, Madrid Open and Barrett-Jackson, of $1,434.5 million as well as capital expenditures and investments in non-controlled affiliates totaling $200.2 million offset by net cash proceeds received primarily from the sale of the restricted Endeavor Content business and the DBH business of $924.8 million. Cash used in the year ended December 31, 2021 primarily reflects payments for acquisitions of businesses, primarily for NCSA, DBH, FlightScope and Mailman, of $436.4 million, investments in non-controlled affiliates, primarily Learfield IMG College, of $154.1 million and capital expenditures of $99.8 million.

Financing activities changed from $960.2 million of cash provided in the year ended December 31, 2021 to $549.9 million of cash used in the year ended December 31, 2022. Cash used in the year ended December 31, 2022 primarily reflects net payments on debt of $578.1 million as well as distributions, payments of contingent consideration related to acquisitions and redemption of certain pre-IPO equity interests totaling $64.3 million offset by net cash proceeds received in connection with the acquisition of non-controlling interests of $92.5 million. Cash provided in the year ended December 31, 2021 primarily reflects proceeds from the equity offerings, net of underwriting discounts, primarily from the IPO and private placements, of $1,886.6 million partially offset by $835.7 million used for the UFC Buyout.

December 31, 2021 compared to December 31, 2020

Operating activities improved from $161.2 million of cash provided in the year ended December 31, 2020 to $333.6 million of cash provided in the year ended December 31, 2021. Cash provided in the year ended December 31, 2021 primarily represents a smaller net loss of $467.5 million from the continued recovery from COVID-19, higher amortization of content costs of $584.9 million from content deliveries at Endeavor Content and an increase in equity-based compensation expense of $532.5 million partially offset by an increase in other assets of $800.9 million from additional investments in Endeavor Content film assets and an increase in accounts receivable of $351.6 million. Cash provided in the year ended December 31, 2020 primarily represents a decrease in accounts receivable of $314.0 million and equity losses from affiliates of $260.1 million due to changes to the timing of collections and payments from modified event and media rights schedules and the adverse impact on businesses from COVID-19.

Investing activities increased from $315.8 million of cash used in the year ended December 31, 2020 to $659.1 million of cash used in the year ended December 31, 2021. Cash used in the year ended December 31, 2021 primarily reflects payments for acquisitions of businesses, primarily for NCSA, DBH, FlightScope and Mailman, of $436.4 million, investments in non-controlled affiliates, primarily Learfield IMG College, of $154.1 million and capital expenditures of $99.8 million. Cash used in the year ended December 31, 2020 primarily reflects payments for acquisitions of businesses, primarily On Location, of $317.9 million, capital expenditures of $71.7 million and investments in non-controlled affiliates of $37.6 million offset by proceeds received of $113.0 million primarily for the sale of an investment.

Financing activities increased from $454.0 million of cash provided in the year ended December 31, 2020 to $960.2 million of cash provided in the year ended December 31, 2021. Cash provided in the year ended December 31, 2021 primarily reflects proceeds from the equity offerings, net of underwriting discounts, primarily from the IPO and private placements, of $1,886.6 million partially offset by $835.7 million used for the UFC Buyout. Cash provided in the year ended December 31, 2020 primarily reflects net proceeds from debt of $649.5 million partially offset by distributions of $123.2 million primarily made by UFC.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations, and (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein). Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service for at least the next 12 months.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions, and earn-outs and deferred purchase price payments from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreement, (7) pay income taxes, (8) make distributions to members and (9) reduce our outstanding indebtedness under our Senior Credit Facilities.

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

Subject to funds being legally available, we generally expect that Endeavor Operating Company will make distributions to each of its members, including the Endeavor Profits Units holders and Endeavor Manager, in amounts sufficient to pay applicable taxes attributable to each member’s allocable share of taxable income of Endeavor Operating Company. However, there are no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members’ allocable share of its taxable income; and in some cases, we may not make distributions sufficient for some or all of Endeavor Operating Company’s equityholders to pay such taxes. Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement. However, in certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to the other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Non pro-rata tax distributions may be paid to holders of Endeavor Profits Units.

Tax receivable agreement

Generally, we are required under the tax receivable agreement to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreement will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreement will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of December 31, 2022, the Company has a tax receivable agreement liability of $1,011.7 million recorded for all exchanges that have occurred as of this date.

Under the tax receivable agreement, as a result of certain types of transactions or occurrences, including a transaction resulting in a change of control or a material breach of our obligations under the tax receivable agreement, we may also be required to make payments to the TRA Holders in amounts equal to the present value of future payments we are obligated to make under the tax receivable agreement, calculated utilizing assumptions set forth in the tax receivable agreement. If the payments under the tax receivable agreement are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the tax receivable agreement as a result of having insufficient funds (including because our credit agreements restrict the ability of our subsidiaries to make distributions to us) such payments will generally be deferred and will accrue interest until paid.

Contractual Obligations, Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2022, aggregated by type.

	Payments due by period
(in thousands)	Total	2023	2024-2025	2026-2027	After 2027
Long-term debt, principal repayments(1)	$5,219,173	$105,555	$2,362,047	$2,696,844	$54,727
Long-term debt, interest payments(2)	1,088,596	374,905	636,232	73,186	4,273
Operating lease liabilities(3)	479,906	88,316	166,335	137,927	87,328
Purchase obligations/guarantees(4)	2,973,150	789,435	884,842	750,065	548,808
Total	$9,760,825	$1,358,211	$4,049,456	$3,658,022	$695,136

(1) The principal balance of certain term loans is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity. See Note 10, “Debt,” to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

(2) Variable interest rate payments on our long-term debt are calculated based on the current interest rate as of December 31, 2022 and the scheduled maturity of the underlying loans. Interest payments also include a commitment fee of 0.50% that we are required to pay on the unused balance of our revolving credit facilities under the Senior Credit Facilities.

(3) Our operating leases are primarily for office facilities, equipment and vehicles. Certain of these leases contain provisions for rent escalations or lease concessions.

(4) We routinely enter into purchase or guarantee arrangements for media, event or other representation rights.

Payment obligations due under the tax receivable agreement as of December 31, 2022 total $1,011.7 million, of which $50.1 million was paid in February 2023. The timing and amount of the remaining payments of $961.6 million is dependent upon the amount of future taxable income and the realization (or deemed realization) of tax benefits subject to the TRA in each fiscal year. We expect such payments to be paid primarily over the next 15 years. See “Tax receivable agreement" above.

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

If the carrying amount of a reporting unit exceeds its fair value, such excess is recognized as an impairment. For the year ended December 31, 2022, our annual impairment test resulted in no impairment charges.

We believe that the estimates and assumptions we made in our quantitative analysis are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material. A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future.

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

Tax Receivable Agreement Liability

Generally, we are required under the tax receivable agreement to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreement constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the tax receivable agreement as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.

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

Non-Controlling Interests

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $2.25 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of December 31, 2022, a 1% increase in the effective interest rates would have increased our annual interest expense by $28 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2022, revenues would have decreased by approximately $103.0 million and operating income would have decreased by approximately $1.8 million.

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

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by this Item 8 appear beginning on page F-1 of this Annual Report and are incorporated by reference herein.

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

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that as of December 31, 2022, the Company's internal control over financial reporting was effective.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisitions occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of OpenBet, acquired in September 2022, as discussed in Note 4 to the consolidated financial statements. The financial results of this acquisition are included in the consolidated financial statements as of and for the year ended December 31, 2022 and represent approximately 1% and 1% of total revenue and total assets, respectively.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Endeavor Group Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Endeavor Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at OpenBet, which was acquired on September 30, 2022, and whose financial statements constitute approximately 1% and 1% of total revenue and total assets, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at OpenBet.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, NY

February 28, 2023

Item 9B. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 23, 2023, the employment agreement, dated as of April 19, 2021, with Jason Lublin, our Chief Financial Officer, was amended to extend his term of employment and the applicable terms and conditions of his employment for an additional year, such that they will now expire on April 28, 2024 (the "Amendment").

The foregoing summary of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.37 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other than the information set forth under Part I, Item 1. Business—Information About Our Executive Officers and Directors of this Annual Report, the information required by this Item will be set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2023 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2023 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2023 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in the 2023 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)(1) The financial statements as indicated in index set forth on page F-1.

(a)(2) Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in the consolidated financial statements or the related footnotes.

(a)(3) Exhibits:

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#	Equity Purchase Agreement, dated September 27, 2021, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company LLC and Scientific Games Company	8-K	001-40373	2.1	09/28/2021

2.2#	Amendment No. 1 to the Equity Purchase Agreement, dated June 30, 2022, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc. (formerly known as Scientific Games Company)	8-K	001-40373	10.1	06/30/2022

2.3#	Amendment No. 2 to the Equity Purchase Agreement, dated August 2, 2022, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc.	10-Q	001-40373	10.2	8/11/2022

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Form of Specimen Certificate Representing Class A Common Stock	S-1	333-254908	4.1	03/31/2021

4.2	Description of Securities	10-K	001-40373	4.2	3/16/2022

10.1	First Lien Credit Agreement dated as of May 6, 2014, among WME IMG Holdings, LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, Iris Merger Sub, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, Barclays Bank PLC, as syndication agent and Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-documentation agents.	S-1	333-254908	10.1	03/31/2021

10.2	First Incremental Term Facility Amendment dated as of June 10, 2016, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Additional Term B Lenders.	S-1	333-254908	10.2	03/31/2021

10.3	Second Incremental Term Facility Amendment dated as of November 10, 2016, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Second Additional Term B Lenders.	S-1	333-254908	10.3	03/31/2021

10.4	First Refinancing Amendment, dated as of February 9, 2017, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-254908	10.4	03/31/2021

10.5	Third Incremental Term Facility Amendment, dated as of March 1, 2017, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Third Additional Term B Lenders.	S-1	333-254908	10.5	03/31/2021

10.6	Amendment No. 5, dated as of May 18, 2018 among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.6	03/31/2021

10.7	Amendment No. 6, dated as of February 18, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.7	03/31/2021

10.8	Amendment No. 7, dated as of April 2, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.8	03/31/2021

10.9	Amendment No. 8, dated as of May 13, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.9	03/31/2021

10.10#	Amendment No. 9, dated as of April 19, 2021, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1/A	333-254908	10.10	04/20/2021

10.11	First Lien Credit Agreement dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and issuing bank, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Bank USA, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and KKR Capital Markets LLC as co-documentation agents.	S-1	333-254908	10.10	03/31/2021

10.12	First Refinancing Amendment, dated as of February 21, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.11	03/31/2021

10.13	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021

10.14	First Lien Incremental Term Facility Amendment, dated as of April 25, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent and the initial First Additional Term B Lender.	S-1	333-254908	10.13	03/31/2021

10.15	Third Amendment dated as of March 26, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.14	03/31/2021

10.16	Fourth Amendment dated April 29, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.15	03/31/2021

10.17#	Fifth Amendment dated September 18, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.16	03/31/2021

10.18#	Sixth Amendment dated June 15, 2020, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1/A	333-254908	10.18	04/20/2021

10.19#	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021

10.20#	Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings Inc., and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	S-1/A	333-254908	10.19	04/20/2021

10.21#	Amendment No. 1, dated August 12, 2021 to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-40373	10.24	08/16/2021

10.22#	Form of Indemnification Agreement.	S-1/A	333-254908	10.20	04/20/2021

10.23#	Stockholders Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders named therein.	10-Q	001-40373	10.3	06/02/2021

10.24#	Registration Rights Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders party thereto.	10-Q	001-40373	10.4	06/02/2021

10.25#	Tax Receivable Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the Post-IPO TRA Holders.	10-Q	001-40373	10.5	06/02/2021

10.26	Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021.	10-Q	001-40373	10.6	06/02/2021

10.27	Amended and Restated Limited Liability Company Agreement of Endeavor Manager, LLC., dated as April 28, 2021.	10-Q	001-40373	10.7	06/02/2021

10.28^	Second Amended and Restated Limited Liability Company Agreement of Zuffa Parent, LLC, dated as of August 18, 2016.	S-1	333-254908	10.25	06/02/2021

10.29	Subscription Agreement.	10-Q	001-40373	10.8	06/02/2021

10.30+	Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.28	04/20/2021

10.31+	Form of Nonqualified Option Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.29	04/20/2021

10.32+	Form of Restricted Stock Unit Award under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.30	04/20/2021

10.33+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.31	04/20/2021

10.34+	Second Amended and Restated Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Ariel Emanuel, dated March 13, 2019.	S-1/A	333-254908	10.32	04/20/2021

10.35+	Second Amended and Restated Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Patrick Whitesell, dated March 13, 2019.	S-1/A	333-254908	10.33	04/20/2021

10.36+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated April 19, 2021.	10-Q	001-40373	10.13	06/02/2021

10.37+	Amendment No. 1 to Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated February 23, 2023					*

10.38+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated April 19, 2021.	10-Q	001-40373	10.14	06/02/2021

10.39+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021.	10-Q	001-40373	10.15	06/02/2021

10.40+	Restrictive Covenant Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Ariel Emanuel, dated March 13, 2019.	S-1/A	333-254908	10.39	04/20/2021

10.41+	Restrictive Covenant Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Patrick Whitesell, dated March 13, 2019.	S-1/A	333-254908	10.40	04/20/2021

10.42+	Future Incentive Units Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Ariel Emanuel and solely for purposes of Section 1 and 4, WME Iris Management Holdco II, LLC, WME Iris Management V Holdco, LLC and WME Holdco, LLC, dated March 13, 2019.	S-1/A	333-254908	10.41	04/20/2021

10.43+	Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Patrick Whitesell and solely for purposes of Section 1 and 3, WME Iris Management Holdco II, LLC, WME Iris Management V Holdco, LLC, WME Holdco and LLC, dated March 13, 2019.	S-1/A	333-254908	10.42	04/20/2021

10.44+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Jason Lublin, WME Iris Management Holdco II, LLC, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.17	06/02/2021

10.45+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Mark Shapiro, WME Iris Management Holdco, LLC, WME Iris Management Holdco II, LLC and WME Iris Management IV Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.18	06/02/2021

10.46+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Seth Krauss, WME Iris Management Holdco, LLC, WME Iris Management IV Holdco, LLC and WME Iris Management V Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.19	06/02/2021

10.47+	Award Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated March 13, 2019, as amended.	S-1/A	333-254908	10.47	04/20/2021

10.48+	Letter Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 1, 2019.	S-1/A	333-254908	10.48	04/20/2021

10.49+	Award Agreement, by and between Zuffa Parent, LLC and Patrick Whitesell, dated November 15, 2016.	S-1/A	333-254908	10.49	04/20/2021

10.50+	Award Agreement, by and between Zuffa Parent, LLC and Patrick Whitesell, dated December 16, 2016.	S-1/A	333-254908	10.50	04/20/2021

10.51+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Jason Lublin, dated December 16, 2016.	S-1/A	333-254908	10.51	04/20/2021

10.52+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Mark Shapiro, dated December 16, 2016.	S-1/A	333-254908	10.52	04/20/2021

10.53+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Seth Krauss, dated February 6, 2017.	S-1/A	333-254908	10.53	04/20/2021

10.54+	Non-Employee Director Compensation Policy.	S-1/A	333-254908	10.55	04/20/2021

10.55+	Class B Unit Award Agreement, by and between Endeavor China Direct, LLC and Grantee.	S-1/A	333-254908	10.57	04/20/2021

10.56+	Profits Interest Award Agreement, by and between WME IMG China, LP and Grantee.	S-1/A	333-254908	10.58	04/20/2021

10.57+	Time-Vesting and Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.24	06/02/2021

10.58+	Time-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.25	06/02/2021

10.59+	Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Patrick Whitesell and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.26	06/02/2021

10.60+	Zuffa Future Incentive Unit Cancellation Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.27	06/02/2021

10.61+	Future Incentive Unit Cancellation Agreement, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc. and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.28	06/02/2021

21.1	Subsidiaries of Endeavor Group Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101	*

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

ENDEAVOR GROUP HOLDINGS, INC.

Date: February 28, 2023	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ariel Emanuel	Chief Executive Officer and Director	February 28, 2023
Ariel Emanuel	(Principal Executive Officer)

/s/ Jason Lublin	Chief Financial Officer	February 28, 2023
Jason Lublin	(Principal Financial Officer)

/s/ William Fullerton	Global Controller and Chief Accounting Officer	February 28, 2023
William Fullerton	(Principal Accounting Officer)

/s/ Egon Durban	Chairman of the Board and Director	February 28, 2023
Egon Durban

/s/ Patrick Whitesell	Executive Chairman and Director	February 28, 2023
Patrick Whitesell

/s/ Ursula Burns	Director	February 28, 2023
Ursula Burns

/s/ Stephen Evans	Director	February 28, 2023
Stephen Evans

/s/ Jacqueline Reses	Director	February 28, 2023
Jacqueline Reses

/s/ Fawn Weaver	Director	February 28, 2023
Fawn Weaver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Endeavor Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endeavor Group Holdings, Inc. and subsidiaries (the "Company" or "EGH") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), redeemable interests and shareholders’/ members’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tax Receivable Agreement Liability– Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

In connection with the initial public offering ("IPO") and related transactions, the Company entered into a tax receivable agreement (“TRA”) with certain persons that held direct or indirect interests in Endeavor Operating Company, LLC (“EOC”) and Zuffa Parent, LLC prior to the IPO (“TRA Holders”). The TRA generally provides for the payment by the Company of 85% of the amount of any tax benefits that the Company actually realizes, or in some cases is deemed to realize, as a result of the following attributes: (i) increases in the Company’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of EOC Units, (ii) increases in tax basis attributable to payments made under the TRA, (iii) deductions attributable to imputed interest pursuant to the TRA and (iv) other tax attributes (including existing tax basis) allocated to the Company post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

The determination of the TRA liability requires management to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain/loss to the Company at the time of the exchanges taking into account complex partnership tax rules). The amounts payable under the TRA will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of the Company in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to the TRA, which may result in a valuation allowance recorded against these deferred tax assets. If a required valuation allowance recorded against certain deferred tax assets is released in a future period, or other tax attributes subject to the TRA are determined to be payable, additional TRA liabilities may be considered probable at that time and recorded within the statement of operations.

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

During 2022, the Company released a valuation allowance after concluding that it is more likely than not that certain deferred tax assets will be realized. As of December 31, 2022, the Company decreased its valuation allowance by $687.3 million. In connection with the recording of tax benefits and the release of the valuation allowance against certain deferred tax assets in the fourth quarter of 2022, the Company recorded an expense of $811.8 million associated with the TRA liability. For the year ended December 31, 2022, the Company recorded total TRA expense of $873.3 million. As of December 31, 2022, the Company has recognized a TRA liability of approximately $1,011.7 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

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

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, we tested the methodology and the calculations for determining the TRA liability and related deferred tax assets by:

•
Testing the effectiveness of the internal controls over income taxes, including those over management's estimates of the TRA liability and estimates of the realization of the deferred tax assets, including those over future earnings and taxable income
•
Performing procedures including inquiry with management, the Company’s external tax specialists, and the review of relevant documentation to obtain an understanding of the TRA.
•
Evaluating the reasonableness of the methods, inputs, and assumptions used by management to determine the TRA liability, including comparison to the underlying tax receivable agreement, and whether a valuation allowance on deferred tax assets related to tax attributes subject to the TRA was necessary.
•
Testing the impact of partnership exchange transactions and mergers on the computation of the TRA liability.
•
Evaluating the reasonableness of the methods, inputs, and assumptions used by management to determine the deferred tax assets related to tax attributes subject to the TRA, including comparison to the underlying tax receivable agreement.
•
Evaluating the sources of management’s estimated future earnings and taxable income and the related impact on the determination of whether it is more likely than not that the deferred tax assets will be realized and a related TRA liability should be recorded. This included evaluation of:
o
Whether the sources of taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.
o
The timing of future reversals of existing temporary differences.
o
The reasonableness of management's estimates of future earnings and taxable income by comparing the estimates to historical earnings and taxable income and evidence obtained in other areas of the audit.
•
Evaluating management's assessment, including the timing of the change in assessment considering current and historical facts and circumstances, that it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets.
•
Testing the mathematical accuracy of the TRA liability, deferred tax asset and valuation allowance calculations.

/s/ Deloitte & Touche LLP

New York, NY

February 28, 2023

We have served as the Company's auditor since 2014.

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$767,828	$1,560,995
Restricted cash	278,165	232,041
Accounts receivable (net of allowance for doubtful accounts of $54,766 and $57,102, respectively)	917,000	615,010
Deferred costs	268,524	255,371
Assets held for sale	12,013	885,633
Other current assets	293,206	204,697
Total current assets	2,536,736	3,753,747
Property and equipment, net	696,302	629,807
Operating lease right-of-use assets	346,550	373,652
Intangible assets, net	2,205,583	1,611,684
Goodwill	5,284,697	4,506,554
Investments	336,973	298,212
Deferred income taxes	771,382	36,371
Other assets	325,619	224,490
Total assets	$12,503,842	$11,434,517
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$600,605	$558,863
Accrued liabilities	525,239	524,061
Current portion of long-term debt	88,309	82,022
Current portion of operating lease liabilities	65,381	59,743
Deferred revenue	716,147	651,760
Deposits received on behalf of clients	258,414	216,632
Liabilities held for sale	2,672	507,303
Other current liabilities	157,773	105,053
Total current liabilities	2,414,540	2,705,437
Long-term debt	5,080,237	5,631,714
Long-term operating lease liabilities	327,888	363,568
Long-term tax receivable agreement liability	961,623	92,588
Other long-term liabilities	412,982	309,884
Total liabilities	9,197,270	9,103,191
Commitments and contingencies (Note 20)
Redeemable non-controlling interests	253,079	209,863
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 290,541,729 and 265,553,327 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class X common stock, $0.00001 par value; 4,987,036,068 and 5,000,000,000 shares authorized; 182,077,479 and 186,222,061 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	1
Class Y common stock, $0.00001 par value; 997,261,325 and 1,000,000,000 shares authorized; 227,836,134 and 238,154,296 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	2,120,794	1,624,201
Accumulated deficit	(216,219)	(296,625)
Accumulated other comprehensive loss	(23,736)	(80,535)
Total Endeavor Group Holdings, Inc. shareholders' equity	1,880,844	1,247,046
Nonredeemable non-controlling interests	1,172,649	874,417
Total shareholders' equity	3,053,493	2,121,463
Total liabilities, redeemable interests and shareholders' equity	$12,503,842	$11,434,517
See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$5,268,137	$5,077,713	$3,478,743
Operating expenses:
Direct operating costs	2,065,777	2,597,178	1,745,275
Selling, general and administrative expenses	2,358,962	2,283,558	1,442,316
Insurance recoveries	(1,099)	(68,190)	(86,990)
Depreciation and amortization	266,775	282,883	310,883
Impairment charges	689	4,524	220,477
Total operating expenses	4,691,104	5,099,953	3,631,961
Operating income (loss)	577,033	(22,240)	(153,218)
Other (expense) income:
Interest expense, net	(282,255)	(268,677)	(284,586)
Loss on extinguishment of debt	—	(28,628)	—
Tax receivable agreement liability adjustment	(873,264)	(101,736)	—
Other income, net	475,251	4,258	81,087
Loss before income taxes and equity losses of affiliates	(103,235)	(417,023)	(356,717)
(Benefit from) provision for income taxes	(648,503)	(22,277)	8,507
Income (loss) before equity losses of affiliates	545,268	(394,746)	(365,224)
Equity losses of affiliates, net of tax	(223,604)	(72,733)	(260,094)
Net income (loss)	321,664	(467,479)	(625,318)
Less: Net income (loss) attributable to non-controlling interests	192,531	(139,168)	29,616
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(31,686)	(654,934)
Net income (loss) attributable to Endeavor Group Holdings, Inc.	$129,133	$(296,625)	$—

Earnings (loss) per share of Class A common stock(1):
Basic	$0.48	$(1.14)	N/A
Diluted	$0.45	$(1.14)	N/A

Weighted average number of shares used in computing basic and diluted earnings (loss) per share:
Basic	281,369,848	262,119,930	N/A
Diluted	287,707,832	262,119,930	N/A

(1)
Basic and diluted loss per share of Class A common stock presented for 2021 is applicable only for the period from May 1, 2021 through December 31, 2021, which is the period following the initial public offering (“IPO”) and the related Reorganization Transactions (as defined in Note 1 to the consolidated financial statements). See Note 13 for the calculation of the numbers of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$321,664	$(467,479)	$(625,318)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gains (losses) on forward foreign exchange contracts	1,093	(185)	387
Reclassification of (gains) losses to net income (loss) for forward foreign exchange contracts	(842)	(708)	59
Unrealized gains (losses) on interest rate swaps	98,553	26,739	(90,110)
Reclassification of losses to net income (loss) for interest rate swaps	7,730	30,314	22,432
Foreign currency translation adjustments	1,507	(909)	(2,381)
Reclassification of foreign currency translation (gain) loss to net income (loss) for business divestiture	(127)	—	4,231
Total comprehensive income (loss), net of tax	429,578	(412,228)	(690,700)
Less: Comprehensive income (loss) attributable to non-controlling interests	239,729	(125,478)	29,616
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	(12,021)	(720,316)
Comprehensive income (loss) attributable to Endeavor Group Holdings, Inc.	$189,849	$(274,729)	$—

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31, 2022

														Accumulated	Total Shareholders'
	Redeemable											Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock			Class X Common Stock				Class Y Common Stock			Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount		Shares		Amount		Shares		Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2022	$209,863	$265,553,327	$2		$186,222,061		$1		$238,154,296		$2	$1,624,201	$(296,625)	$(80,535)	$1,247,046	$874,417	$2,121,463
Comprehensive income	4,283	—	—	—	—	—	—	—	—	—	—	—	129,133	60,716	189,849	235,446	425,295
Equity-based compensation	(3,760)	—	—		—		—		—		—	180,869	—	—	180,869	24,668	205,537
Issuance of Class A common stock due to exchanges	—	12,741,935	—		(12,841,961)		—		(10,318,162)		—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	2,792,989	—		—		—		—		—	—	—	—	—	—	—
Distributions	—	—	—		—		—		—		—	—	—	—	—	(36,386)	(36,386)
Accretion of redeemable non- controlling interests	83,225	—	—		—		—		—		—	(34,497)	(48,727)	—	(83,224)	—	(83,224)
Issuance of Class A common stock due to an acquisition	—	3,266,646	—		—		—		—		—	70,254	—	—	70,254	—	70,254
Establishment and acquisition of non-controlling interests	(40,532)	6,186,832	—		8,697,379		—		—		—	211,405	—	—	211,405	135,090	346,495
Reclassification to nonredeemable non-controlling interests	—	—	—		—		—		—		—	—	—	—	—	—	—
Non-controlling interests for sale of businesses	—	—	—		—		—		—		—	—	—	—	—	3,240	3,240
Equity reallocation between controlling and non-controlling interests	—	—	—		—		—		—		—	67,743	—	(3,917)	63,826	(63,826)	—
Tax receivable agreement in connection with exchanges	—	—	—		—		—		—		—	819	—	—	819	—	819
Balance at December 31, 2022	$253,079	290,541,729	$2		182,077,479		$1		227,836,134		$2	$2,120,794	$(216,219)	$(23,736)	$1,880,844	$1,172,649	$3,053,493

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31, 2021
													Total Shareholders'
												Accumulated	Equity Attributable
	Redeemable									Additional		Other	to Endeavor Group	Nonredeemable	Total
	Non-controlling	Redeemable	Members'	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	Holdings, Inc./	Non-controlling	Shareholders'/
	Interests	Equity	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Members' Equity	Interests	Members' Equity
Balance at January 1, 2021	$168,254	$22,519	$468,633	—	$—	—	$—	—	$—	$—	$—	$(190,786)	$277,847	$686,129	$963,976
Comprehensive (loss) income prior to Reorganization and IPO	(4,111)	—	(31,686)	—	—	—	—	—	—	—	—	19,665	(12,021)	42,859	30,838
Equity-based compensation expense prior to Reorganization and IPO	—	—	3,444	—	—	—	—	—	—	—	—	—	3,444	7,636	11,080
Distributions prior to Reorganization and IPO	—	—	(245)	—	—	—	—	—	—	—	—	—	(245)	(8,403)	(8,648)
Accretion of redeemable non- controlling interests prior to Reorganization and IPO	(271)	—	271	—	—	—	—	—	—	—	—	—	271	—	271
Establishment of non-controlling interests prior to Reorganization and IPO	2,888	—	560	—	—	—	—	—	—	—	—	—	560	(3,448)	(2,888)
Effect of Reorganization	5,729	(22,519)	(440,977)	133,712,566	1	122,021,609	1	167,208,026	2	242,017	—	80,645	(118,311)	135,101	16,790
Issuance of Class A common stock sold in IPO, including underwriters' option, and Private Placement, net of underwriting discounts	—	—	—	81,873,497	1	—	—	—	—	1,886,642	—	—	1,886,643	—	1,886,643
Use of proceeds, including the UFC Buyout	—	—	—	42,400,877	—	67,910,105	—	70,946,270	—	(703,342)	—	(11,955)	(715,297)	(120,386)	(835,683)
Comprehensive (loss) income subsequent to Reorganization and IPO	(6,208)	—	—	—	—	—	—	—	—	—	(296,625)	21,896	(274,729)	(158,018)	(432,747)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	278,211	—	—	278,211	286,611	564,822

Issuance of Class A common stock due to exchanges subsequent to Reorganization and IPO	—	—	—	3,709,429	—	(3,709,653)	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs subsequent to Reorganization and IPO	—	—	—	3,837,861	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	19,097	—	—	—	—	—	458	—	—	458	—	458
Contributed capital subsequent to Reorganization and IPO	5,400	—	—	—	—	—	—	—	—	—	—	—	—	150	150
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	—	—	—	—	(528)	(528)
Accretion of redeemable non- controlling interests subsequent to Reorganization and IPO	36,513	—	—	—	—	—	—	—	—	(36,513)	—	—	(36,513)	—	(36,513)
Establishment of non-controlling interests subsequent to Reorganization and IPO	2,121	—	—	—	—	—	—	—	—	—	—	—	—	(2,121)	(2,121)
Reclassification to nonredeemable non-controlling interests	(452)	—	—	—	—	—	—	—	—	—	—	—	—	452	452
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,808)	(2,808)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	—	—	(11,191)	—	—	(11,191)	11,191	—
Establishment of tax receivable agreements liability	—	—	—	—	—	—	—	—	—	(32,081)	—	—	(32,081)	—	(32,081)
Balance at December 31, 2021	$209,863	$—	$—	265,553,327	$2	186,222,061	$1	238,154,296	$2	$1,624,201	$(296,625)	$(80,535)	$1,247,046	$874,417	$2,121,463

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands)

	Redeemable Non-controlling Interests	Redeemable Equity	Members' Capital	Accumulated Other Comprehensive Loss	Total Endeavor Operating Company, LLC Members' Equity	Nonredeemable Non-controlling Interests	Total Members' Equity

Balance at January 1, 2020	$136,809	$43,693	$1,038,678	$(125,404)	$913,274	$774,309	$1,687,583
Cumulative transition adjustment of ASU 2016-13 adoption	—	—	(1,803)	—	(1,803)	—	(1,803)
Comprehensive (loss) income	(23,139)	—	(654,934)	(65,382)	(720,316)	52,755	(667,561)
Equity-based compensation expense	—	—	51,624	—	51,624	27,727	79,351
Contributions	—	—	47,656	—	47,656	—	47,656
Distributions	—	—	(14,018)	—	(14,018)	(173,625)	(187,643)
Accretion of redeemable non-controlling interests	(10,620)	—	10,620	—	10,620	—	10,620
Redemption of units	—	—	(13,861)	—	(13,861)	—	(13,861)
Establishment and acquisition of non-controlling interests	65,204	—	(3,075)	—	(3,075)	6,710	3,635
Business deconsolidation	—	—	—	—	—	(1,747)	(1,747)
Promissory note extinguishment	—	—	17,698	—	17,698	—	17,698
Put right exercises, modifications and cancellations	—	(39,388)	8,262	—	8,262	—	8,262
Reclassification to redeemable equity	—	18,214	(18,214)	—	(18,214)	—	(18,214)
Balance at December 31, 2020	$168,254	$22,519	$468,633	$(190,786)	$277,847	$686,129	$963,976

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$321,664	$(467,479)	$(625,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	266,775	282,883	310,883
Amortization and write-off of original issue discount and deferred financing cost	22,356	38,979	22,732
Loss on extinguishment of debt	—	28,628	—
Amortization of content costs	23,202	584,871	38,283
Impairment charges	689	4,524	220,477
Gain on sale/disposal and impairment of assets	(832)	(7,662)	(12,471)
Gain on business divestitures	(508,439)	—	(30,999)
Equity-based compensation expense	210,163	532,467	91,271
Change in fair value of contingent liabilities	2,373	16,204	(3,671)
Change in fair value of equity investments with and without readily determinable fair value	(12,240)	(14,108)	316
Change in fair value of financial instruments	6,250	36,144	(3,486)
Equity losses from affiliates	223,604	72,733	260,094
Net (benefit) provision for allowance for doubtful accounts	(422)	(7,814)	38,542
Net loss on foreign currency transactions	20,189	4,953	9,047
Distributions from affiliates	7,433	5,786	9,405
Tax receivable agreement liability adjustment	873,264	101,736	—
Income taxes	(708,598)	(73,755)	(13,401)
Other, net	(189)	(1,343)	2,225
Changes in operating assets and liabilities - net of acquisitions and divestiture:
(Increase)/decrease in receivables	(278,199)	(351,585)	313,989
(Increase)/decrease in other current assets	(79,563)	(90,196)	59,041
Increase in other assets	(45,130)	(800,944)	(268,918)
(Increase)/decrease in deferred costs	(20,116)	(18,108)	80,984
Increase/(decrease) in deferred revenue	55,097	115,177	(43,252)
Increase/(decrease) in accounts payable and accrued liabilities	55,003	215,794	(87,489)
Increase/(decrease) in other liabilities	68,600	125,714	(207,066)
Net cash provided by operating activities	502,934	333,599	161,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1,434,515)	(436,372)	(317,929)
Purchases of property and equipment	(147,964)	(99,802)	(71,651)
Proceeds from business divestitures, net of cash sold	924,751	—	—
Proceeds from sale of assets	4,037	21,993	113,026
Investments in affiliates	(52,273)	(154,104)	(37,644)
Other, net	1,429	9,205	(1,594)
Net cash used in investing activities	(704,535)	(659,080)	(315,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	15,648	1,052,703	1,218,270
Payments on borrowings	(593,712)	(1,087,393)	(568,733)
Contributions	—	5,550	—
Distributions	(36,386)	(9,175)	(123,173)
Redemption payments related to pre-IPO units	(9,412)	(40,320)	(53,856)
Exercise of stock options	—	458	—
Proceeds from equity offering, net of underwriting discounts and offering expenses	—	1,886,643	—
Acquisition of non-controlling interests	92,487	(835,683)	—
Payments of contingent and deferred consideration related to acquisitions	(18,107)	(2,219)	(2,320)
Other, net	(427)	(10,389)	(16,199)
Net cash (used in) provided by financing activities	(549,909)	960,175	453,989
Change in cash, cash equivalents and restricted cash balances held for sale	24,599	(28,736)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20,132)	(3,255)	4,845
(Decrease) increase in cash, cash equivalents and restricted cash	(747,043)	602,703	304,260
Cash, cash equivalents and restricted cash at beginning of year	1,793,036	1,190,333	886,073
Cash, cash equivalents and restricted cash at end of year	$1,045,993	$1,793,036	$1,190,333

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

Reorganization Transactions

Prior to the closing of the IPO, a series of reorganization transactions was completed. Subsequent to the closing of the IPO, several new and current investors purchased in the aggregate 75,584,747 shares of Class A common stock at a price per share of $24.00. Then, through a series of transactions, EOC acquired the equity interests of the minority unitholders of Zuffa, which owns and operates the Ultimate Fighting Championship. This resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa. See Note 11 for additional information regarding the Reorganization Transactions.

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

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, allowance for doubtful accounts, content cost amortization and impairment, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible assets and long-lived assets for impairment, consolidation, investments, redeemable non-controlling interests, the fair value of equity-based compensation, tax receivable agreement liability, income taxes and contingencies.

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

Content Distribution and Sales

The Company is an independent global distributor of sports programming and possesses relationships with a wide variety of broadcasters and media partners around the world. The Company sells media rights globally on behalf of its clients as well as its owned assets, including Ultimate Fighting Championship (“UFC”) and Professional Bull Riders (“PBR”). For sales of media and broadcast rights for live entertainment and sporting event programming on behalf of clients, the Company has both arrangements in which it is acting as a principal (full rights buy-out model) as well as an agent (commission model).

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

The Company’s bundled experience packages may include individual tickets, experiential hospitality, hotel accommodations and transportation. For these experience packages, the Company recognizes revenue at the event date when all of the package components have been delivered to the customer. The Company defers the revenue and cost of revenue on experience packages until the date of the event.

For services related to third-party controlled events, the Company’s customer is the third-party event owner. The Company earns fixed and/or variable commission revenue for ticket sales, collection of participation entry fees, hospitality sales or sponsorship sales on behalf of an event owner. For these arrangements, the Company recognizes as revenue the stated percentage of commissions due from the event owner (i.e. not the gross ticket sales/earnings from the event itself) as sales are completed, as the Company is acting as an agent of the event owner. The Company also provides event management services to assist third party event owners with producing certain live events, including managing hospitality and sponsorships. The Company earns fixed fees and/or variable profit participation commissions for event management services, and generally recognizes such revenue under the series guidance over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the service. For event management services, the Company may process payments to third party vendors on behalf of the event owner. The Company accounts for the pass-through of such third-party vendor payments either on a gross or net basis depending on whether the Company obtains control of the third-party vendor’s services.

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

As of December 31, 2022 and 2021, no single customer accounted for 10% or more of the Company’s accounts receivable. For the years ended December 31, 2022, 2021 and 2020, there was one customer who accounted for more than 10% of the Company’s revenue.

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

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. The Company has the option to perform a qualitative assessment to determine if an impairment is “more likely than not” to have occurred. If the Company can support the conclusion that the fair value of a reporting unit is greater than its carrying amount under the qualitative assessment, the Company would not need to perform the quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the Company must perform the quantitative impairment test. When the Company performs a quantitative test, it records the amount of goodwill impairment, if any, as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Charges resulting from an impairment test are recorded in impairment charges in the consolidated statements of operations.

Intangible Assets

Intangible assets consist primarily of trade names and customer and client relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of finite-lived intangible assets are as follows:

Trade names	2-20 years
Customers and client relationships	2-22 years
Internally developed technology	2-15 years
Other	2-12 years

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

Content Costs

The Company incurs costs to produce and distribute film and television content, which are monetized on a title-by-title basis. These costs include development costs, direct costs of production as well as allocations of overhead and capitalized interest, where applicable. The Company capitalizes these costs and includes them in other assets in the consolidated balance sheet. Content costs are amortized over the estimated period of ultimate revenue subject to an individual-film-forecast model. The Company’s estimates of ultimate revenue are based on industry and Company specific trends as well as the historical performance of similar content. These estimates are reviewed at the end of each reporting period and adjustments, if any, will result in changes to amortization rates. Participations and residuals are expensed in line with the amortization of production costs.

Such amortization is recorded in direct operating expenses in the consolidated statements of operations. Unamortized content costs are also tested for impairment whenever there is an impairment indication, as a result of certain triggering events or changes in circumstances, that the fair value of the individual film and television content may be less than its unamortized costs. The impairment test compares the estimated fair value of the individual film and television content to the carrying value of the unamortized content costs. Where the unamortized content costs exceed the fair value, the excess is recorded as an impairment charge in the consolidated statements of operations.

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

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets, indefinite-lived intangible assets and goodwill. These assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment (Note 6 and Note 7). The resulting fair value measurements of the assets are considered to be Level 3 measurements.

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

Non-controlling interests with redemption features, such as put options, that are not solely within the Company’s control are considered redeemable non-controlling interests. Redeemable non-controlling interests are considered to be temporary equity and are reported in the mezzanine section between total liabilities and shareholders’ equity in the consolidated balance sheets. Redeemable non-controlling interests are recorded at the greater of carrying value, which is adjusted for the non-controlling interests’ share of net income or loss, or estimated redemption value at each reporting period. If the carrying value, after the income or loss attribution, is below the estimated redemption value at each reporting period, the Company remeasures the redeemable non-controlling interests to its redemption value.

Equity-Based Compensation

Equity-based compensation is accounted for in accordance with ASC Topic 718-10, Compensation-Stock Compensation. The Company records compensation costs related to its incentive awards. Equity-based compensation cost is measured at the grant date based on the fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The performance-based awards with a performance condition are expensed when the achievement of performance conditions are probable. The total expense recognized over the vesting period will only be for those awards that ultimately vest. Compensation cost for performance-based awards with a market condition is recognized regardless of the number of units that vest based on the market condition and is recognized on straight-line basis over the estimated service period, with each tranche separately measured. Compensation expense is not reversed even if the market condition is not satisfied. See Note 14 for further discussion of the Company’s equity-based compensation.

Earnings per Share

Earnings per share (“EPS”) is computed in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing the net income available to our Class A Common Stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of additional shares of Class A Common Stock issuable in exchange for redemption of certain redeemable non-controlling interests and vested units of Endeavor Manager LLC and Endeavor Operating Company, as well as under the Company’s share based compensation plans (if dilutive), with adjustments to net income available for common stockholders for dilutive potential common shares.

The Company may be required to calculate basic EPS using the two-class method as a result of our redeemable non-controlling interests. To the extent that the redemption value increases and exceeds the then-current fair value of a redeemable non-controlling interest, net income available to common stockholders (used to calculate EPS) could be negatively impacted by that increase, subject to certain limitations. The partial or full recovery of any reductions to net income available to common stockholders (used to calculate EPS) is limited to any cumulative prior- period reductions. There was no impact to EPS for such adjustments related to our redeemable non-controlling interests.

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

Tax Receivable Agreement Liability

Generally, we are required under the tax receivable agreement ("TRA") to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the TRA. The timing and amount of aggregate payments due under the TRA are contingent upon the taxable income the Company generates each year and the tax rate then applicable. The Company recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from the Company’s estimates, which could impact the timing of payments under the TRA.

Derivative Instruments and Hedging Activities

Derivative financial instruments are used by the Company in the management of its foreign currency exposures and interest rate risks. The Company’s policy is not to use derivative financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts to hedge its foreign currency exposure on future production expenses denominated in various foreign currencies as well as to economically hedge certain of its foreign currency risks. In addition, the Company enters into interest rate swaps to hedge certain of its interest rate risks. The Company evaluates whether its derivative financial instruments qualify for hedge accounting at the inception of the contract. The fair value of the derivative financial instrument is recorded in the consolidated balance sheets. Changes in the fair value of the derivative financial instruments that are designated for hedge accounting are reflected in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, and changes in the fair value of the derivative financial instruments that are not designated for hedge accounting are reflected in the consolidated statements of operations. Gains and losses reflected in accumulated other comprehensive income (loss) for production expenses are amortized to the consolidated statements of operations on the same basis as the production expenses being hedged and for interest rate swaps are recognized in interest expense on settlement.

Foreign Currency

The Company has operations outside of the United States. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period end exchange rates as to the assets and liabilities and monthly average exchange rates as to revenue, expenses and cash flows. For these countries, currency translation adjustments are recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss), whereas transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations. The Company recognized $27.8 million, $17.2 million and $2.1 million of realized and unrealized foreign currency transaction losses for the years ended December 31, 2022, 2021 and 2020, respectively.

3.
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 with no material effect on the Company’s financial position or results of operations.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires disclosure for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other guidance. The requirements do not apply to transactions with a government that are accounted for in accordance with other Codification Topics. The annual disclosures include terms and conditions, accounting treatment and impacted financial statement lines reflecting the impact of the transactions. The guidance is effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance on January 1, 2022 with no material effect on the Company’s financial position, results of operations, and financial statement disclosures.

Recently Issued Accounting Pronouncements

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, which the Company has, the amendments in this update are effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of that security. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

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

In December 2022, the FASB issued ASU 2022-05, Transition for Sold Contracts. This ASU amends the transition guidance in ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, to make targeted improvements to its guidance on long-duration contracts issued by an insurance entity. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is permitted upon issuance of this update through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, in order to defer the sunset date of ASC 848 until December 31, 2024. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In April 2022, the Company acquired the Mutua Madrid Open tennis tournament and additional assets ("Madrid Open"), including the Acciona Open de España golf tournament, from Super Slam Ltd and its affiliates. The Company paid $386.1 million for consideration and transfer fees at closing, an additional $31.8 million of consideration is payable within two years of closing, and $0.6 million of contingent consideration is payable within three years of closing.

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

The goodwill for the PDL Clubs was assigned to the Owned Sports Properties segment and the goodwill for the Madrid Open, Barrett-Jackson, and OpenBet acquisitions was assigned to the Events, Experiences & Rights segment. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for these four PDL Clubs is 18.7 years and the intangibles acquired for Madrid Open are indefinite-lived. The intangibles acquired for Barrett-Jackson and OpenBet include both finite-lived intangibles, which have a weighted average life of 6.2 and 11.6 years, respectively, and indefinite-lived intangibles.

The results of these four PDL Clubs, the Madrid Open, Barrett-Jackson, and OpenBet have been included in the consolidated financial statements since the dates of acquisition and for the PDL Clubs through the date of disposition (see 2022 Divestitures below). For the year ended December 31, 2022, the consolidated revenue and net income attributable to these acquisitions and included in the consolidated statement of operations from the acquisition dates were $149.8 million and $32.0 million, respectively.

Preliminary Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the preliminary fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	DBH	Madrid Open	Barrett-Jackson	OpenBet
Cash and cash equivalents	$—	$18,659	$10,783	$49,795
Accounts receivable	89	2,123	1,706	49,838
Deferred costs	—	1,124	—	—
Other current assets	491	470	1,386	13,443
Property and equipment	4,403	162	4,290	5,103
Right of use assets	7,270	—	6,828	8,401
Investments	—	—	—	1,100
Other assets	103	381	—	6,033
Intangible assets:
Trade names	—	—	120,900	67,000
Customer relationships	1,960	—	12,500	134,000
Internally developed software	—	—	1,300	139,000
Owned Events	—	407,070	—	—
Other	35,410	—	—	14,300
Goodwill	25,585	14,419	330,880	477,282
Accounts payable and accrued expenses	(93)	(1,609)	(7,009)	(13,784)
Other current liabilities	(56)	—	—	(14,315)
Operating lease liability	(9,470)	—	(4,458)	(8,401)
Deferred revenue	(1,455)	(20,780)	(667)	(5,983)
Debt	—	—	(11,439)	—
Other liabilities	—	(3,508)	—	(75,726)
Redeemable non-controlling interests	—	—	(210,150)	—
Net assets acquired	$64,237	$418,511	$256,850	$847,086

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

2022 DIVESTITURES

Endeavor Content

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter of 2021, the Company began marketing the restricted Endeavor Content business for sale and such assets and liabilities were reflected as held for sale in the consolidated balance sheet as of December 31, 2021. The sale of 80% of the restricted Endeavor Content business closed in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is reflected as an equity method investment as of December 31, 2022 and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other income, net during the year ended December 31, 2022. The restricted Endeavor Content business was included in the Company’s Representation segment prior to the sale.

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

Diamond Baseball Holdings

In September 2022, the Company closed the sale of the ten PDL Clubs that operated under the DBH umbrella to Silver Lake, stockholders of the Company, for an aggregate purchase price of $280.1 million in cash. The Company recorded a net gain of $23.3 million in other income, net during the year ended December 31, 2022. The business was included in the Company's Owned Sports Properties segment.

2022 HELD FOR SALE

In the third quarter of 2022, the Company began marketing a business for sale and due to the progression of the sale process, determined that it met all of the criteria to be classified as held for sale as of December 31, 2022. The business is included in the Company's Events, Experiences & Rights reporting segment. The assets and liabilities of this business held for sale are $12.0 million and $2.7 million, respectively, which are not material to the Company’s overall financial position.

2021 ACQUISITIONS

FlightScope, Next College Student Athlete, Mailman and Diamond Baseball Holdings

In April 2021, the Company acquired the issued and outstanding equity interests of EDH Tennis Limited, the holding company of FlightScope Services sp. z o.o., comprising the services business of FlightScope (collectively, “FlightScope”). FlightScope is a data collection, audio-visual production and tracking technology specialist for golf and tennis events. In June 2021, the Company acquired the Path-to-College business of Reigning Champs, LLC, whose primary business is Next College Student Athlete (collectively, with the other acquired Path-to-College businesses, “NCSA”). NCSA consists of companies that offer recruiting and admissions services and related software products to high school student athletes, as well as college athletic departments and admissions officers. In July 2021, the Company acquired 100% of the equity interests of Wishstar Enterprises Limited, the holding company of multiple entities (collectively, "Mailman"). Mailman is a digital sports agency and consultancy serving global sports properties. In December 2021, the Company acquired six PDL Clubs, which such clubs were being operated under the DBH umbrella through the date of disposition (see 2022 Divestitures above). The combined aggregate purchase price for these acquisitions was $469.6 million.

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

Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	FlightScope	NCSA	Mailman	DBH
Cash and cash equivalents	$1,042	$3,655	$16,598	$1,133
Accounts receivable	475	5,619	11,292	1,027
Deferred costs	94	1,096	476	—
Other current assets	1,640	10,238	1,713	1,565
Property and equipment	1,089	2,804	585	5,425
Right of use assets	1,272	4,951	359	37,087
Investments	—	—	1,239	—
Other assets	1,056	5,472	2,085	942
Intangible assets:
Trade names	—	21,100	800	—
Customer relationships	2,700	10,000	12,400	8,540
Internally developed software	15,400	37,100	—	—
Other	—	—	—	97,410
Goodwill	33,550	214,106	22,342	66,379
Accounts payable and accrued expenses	(806)	(20,855)	(16,255)	(2,287)
Other current liabilities	(187)	(10,318)	(1,606)	(171)
Debt	—	—	(4,338)	(250)
Operating lease liability	(1,272)	(4,951)	(359)	(31,487)
Deferred revenue	(631)	(51,617)	(972)	(4,720)
Other liabilities	(4,334)	(31,603)	(3,485)	(1,754)
Net assets acquired	$51,088	$196,797	$42,874	$178,839

2020 ACQUISITIONS

On Location Events, LLC

In January 2020, the Company acquired On Location Events, LLC, dba On Location (“OL”) for total consideration of $441.1 million consisting of cash consideration of $366.4 million; rollover equity, representing 13.5% of the equity interest of OL, valued at $65.2 million and a contingent premium payment, as discussed below, valued at $9.5 million. The rollover equity is held by 32 Equity, LLC (“32 Equity”), the strategic investment firm affiliated with the National Football League (“NFL”). OL is party to a Commercial License Agreement (“CLA”) with NFL Properties, LLC, an affiliate of the NFL, which provides OL with the right to operate as the official hospitality partner of the NFL.

As part of the acquisition, the Company entered into an Amended and Restated Limited Liability Company Agreement ("OL LLC Agreement") of Endeavor OLE Parent, LLC (“OLE Parent”), with 32 Equity. The terms of the agreement provided 32 Equity with certain call rights to acquire additional common units in OLE Parent and liquidity rights. At any time on or prior to April 1, 2022, 32 Equity had the right to purchase that amount of additional common units of OLE Parent from the Company that would have resulted in 32 Equity having an aggregate ownership percentage interest in OLE Parent of 32%, at a price per unit equal to the original acquisition price of its rollover equity. Between April 1, 2022 and April 1, 2024, 32 Equity had an additional right to purchase that amount of additional common units of OLE Parent from the Company that would have resulted in 32 Equity having an aggregate percentage interest in OLE Parent equal to 44.9% at a price per unit equal to the greater of the original acquisition price of its rollover equity and an amount based on a 15x EBITDA multiple of OLE Parent. The agreement also provided 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the CLA or its option on or after January 2, 2025 (the “Lockup Period”). The Company also had certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event aforementioned put rights were not exercised. The put/call price was an amount equal to fair market value and the exercise of these put/call rights would have given rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. At any time following the Lockup Period, 32 Equity would have been entitled to a $41.0 million premium payment from the Company if both (i) 32 Equity or the Company exercised the put/call rights described above or there was a sale or IPO of OLE Parent and (ii) certain performance metrics based on average OL gross profit or NFL related business gross profit were achieved. The $41.0 million premium payment was also payable if, prior to January 2, 2026, a sale or IPO of OLE Parent occurred or if 32 Equity exercised its put rights following a termination of the CLA due to an OL event of default (in which case the $41.0 million premium payment would have been subject to proration). See Note 12 for exercise of the put right.

On Location is a premium experiential hospitality business that serves iconic rights holders with extensive experience in ticketing, curated hospitality, live event production and travel management in the worlds of sports and entertainment. Operations include Anthony Travel, CID Entertainment, Future Beat, Kreate Inc., PrimeSport and Steve Furgal’s International Tennis Tours. OL is included in the Events, Experiences & Rights segment.

The Company incurred $13.7 million of transaction related costs in connection with the acquisition. These costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for the OL acquisition was assigned to the Events, Experiences & Rights segment. Goodwill was primarily attributable to the go-to-market synergies expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired is 10.7 years.

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
5. SUPPLEMENTARY DATA

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$125,615	$117,713
Buildings and improvements	508,095	484,288
Furniture and fixtures	176,046	163,427
Office, computer, production and other equipment	143,844	104,878
Computer software	187,150	138,081
Construction in progress	67,122	65,364
	1,207,872	1,073,751
Less: accumulated depreciation	(511,570)	(443,944)
Total property and equipment, net	$696,302	$629,807

Depreciation of property and equipment, including amortization of leasehold improvements, was $97.0 million, $91.7 million and $85.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,
	2022	2021
Accrued operating expenses	$254,737	$302,024
Payroll, bonuses and benefits	176,315	162,688
Other	94,187	59,349
Total accrued liabilities	$525,239	$524,061

Valuation and Qualifying Accounts

The following table sets forth information about the Company's valuation and qualifying accounts (in thousands):

	Balance at	ASU	Additions/Charged				Balance at
	Beginning	2016-13	to Costs and		Foreign	Assets Held	End of
	of Year	Adoption	Expenses, Net	Deductions	Exchange	for Sale	Year

Allowance for doubtful accounts
Year Ended December 31, 2022	$57,102	$—	$14,639	$(15,061)	$(1,914)	$—	$54,766
Year Ended December 31, 2021	$67,975	$—	$6,384	$(14,198)	$(603)	$(2,456)	$57,102
Year Ended December 31, 2020	$32,139	$1,803	$44,547	$(11,528)	$1,014	$—	$67,975

Deferred tax valuation allowance
Year Ended December 31, 2022	$858,933	$—	$(685,975)	$—	$(1,282)	$—	$171,676
Year Ended December 31, 2021	$115,556	$—	$743,506	$—	$(129)	$—	$858,933
Year Ended December 31, 2020	$169,010	$—	$(53,819)	$—	$365	$—	$115,556

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Supplemental information:
Cash paid for interest	$242,972	$190,333	$241,577
Cash payments for income taxes	44,528	34,306	33,625

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$32,940	$10,609	$2,173
Contingent consideration in connection with acquisitions	1,500	4,245	9,947
Establishment and acquisition of non-controlling interests	414,985	3,087,301	3,635
Tax receivable agreement liability adjustment, net of deferred tax benefits	819	32,081	—
Accretion of redeemable non-controlling interests	83,225	36,243	(10,620)
Investment in affiliates retained from a business divestiture	202,220	—	—
Deferred consideration in connection with acquisitions	31,770	—	—
Issuance of Class A common stock in connection with acquisitions	70,254	—	—
Accrued redemption of units in other current liabilities	—	—	49,070
Purchase of Class A Common Units	—	—	47,656
Issuance of promissory note	—	—	15,885
Promissory note extinguishment	—	—	17,092

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2020	$2,674,038	$1,011,217	$495,924	$4,181,179
Acquisitions	67,010	258,025	18,839	343,874
Divestiture	—	(432)	(2,046)	(2,478)
Impairment	—	(1,979)	(2,545)	(4,524)
Assets held for sale	—	—	(10,812)	(10,812)
Foreign currency translation and other	—	(687)	2	(685)
Balance — December 31, 2021	$2,741,048	$1,266,144	$499,362	$4,506,554	(1)
Acquisitions	25,585	836,371	—	861,956
Divestiture	(91,964)	(8,390)	—	(100,354)
Impairment	—	(689)	—	(689)
Assets held for sale	—	(3,607)	—	(3,607)
Foreign currency translation and other	(631)	22,574	(1,106)	20,837
Balance — December 31, 2022	$2,674,038	$2,112,403	$498,256	$5,284,697	(1)

(1) Net of accumulated impairment losses of $192.7 million and $192.0 million as of December 31, 2022 and 2021, respectively.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2022 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.1	$1,048,530	$(343,895)	$704,635
Customer and client relationships	6.9	1,464,584	(1,073,017)	391,567
Internally developed technology	6.5	276,094	(92,573)	183,521
Other	4.2	45,255	(44,654)	601
		2,834,463	(1,554,139)	1,280,324
Indefinite-lived:
Trade names		447,559	—	447,559
Owned events		463,481	—	463,481
Other		14,219	—	14,219
Total intangible assets		$3,759,722	$(1,554,139)	$2,205,583

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2021 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.3	$991,021	$(291,326)	$699,695
Customer and client relationships	6.7	1,344,783	(1,012,509)	332,274
Internally developed technology	3.9	120,175	(66,939)	53,236
Other	14.3	142,657	(44,608)	98,049
		2,598,636	(1,415,382)	1,183,254
Indefinite-lived:
Trade names		340,029	—	340,029
Owned events		88,401	—	88,401
Total intangible assets		$3,027,066	$(1,415,382)	$1,611,684

Intangible asset amortization expense was $169.8 million, $191.2 million and $225.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company reassessed the useful life of one of its indefinite-lived intangible assets it no longer deemed to be indefinite. The useful life was determined based on an assessment of the period of expected benefit to the Company.

Estimated annual intangible amortization for the next five years and thereafter is as follows (in thousands):

Years Ending
December 31,
2023	$162,152
2024	146,668
2025	130,117
2026	117,889
2027	113,690
Thereafter	609,808
Total	$1,280,324

Annual Impairment Assessments

During the years ended December 31, 2022, 2021 and 2020, the Company completed its annual impairment review of goodwill and intangibles. For the years ended December 31, 2022 and 2021, the Company did not record an impairment charge for such review. For the year ended December 31, 2020, the Company recorded total non-cash impairment charges of $158.5 million for goodwill and $62.0 million for intangible assets driven by lower projections due to the impact of the COVID-19 pandemic on the Company’s business. Of these charges, all of the goodwill and $55.8 million of the intangible assets were recorded in the Company’s Events, Experiences & Rights segment and $6.2 million of the intangible assets was recorded in the Company’s Representation segment. The Company determines the fair value of each reporting unit based on discounted cash flows using an applicable discount rate for each reporting unit. Intangible assets were valued based on a relief from royalty method or an excess earnings method.

In connection with certain divestitures, the Company recorded a non-cash impairment charge for goodwill of $0.7 million for the year ended December 31, 2022, which was recorded in the Company's Events, Experiences & Rights segment; and the Company recorded non-cash impairment charges for goodwill of $4.5 million for the year ended December 31, 2021, of which $2.0 million and $2.5 million were recorded in the Company's Events, Experiences & Rights and Representation segments, respectively.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	December 31,
	2022	2021
Equity method investments (1)	$209,523	$196,423
Equity investments without readily determinable fair values	127,297	101,124
Equity investments with readily determinable fair values	153	665
Total investments(2)	$336,973	$298,212

(1) The book value of three equity method investments exceeded the Company’s percentage ownership share of their underlying net assets by $32.4 million, $26.5 million and $21.4 million as of December 31, 2022 and none, $28.2 million, and none as of December 31, 2021. The basis differences, primarily resulting from acquisition purchase price step ups on the investments, are accounted for as goodwill, which is not tested for impairment separately. Instead, the investments are tested if there are indicators of an other-than-temporary decline in carrying value.

(2) As of December 31, 2021, the Company had $25.3 million of investments, which were classified within assets held for sale.

Equity Method Investments

As of December 31, 2022 and 2021, the Company held various investments in non-marketable equity instruments of private companies. As of December 31, 2022, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business (now operating under the name Fifth Season) and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 6% to 50% as of December 31, 2022 and 2021.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business ("Fifth Season"). The investment is accounted for as an equity method investment. For the period ended December 31, 2022, Fifth Season had a pre-tax loss of $48.3 million. The Company’s share of the net loss of Fifth Season for the period ended December 31, 2022 was $11.2 million and was recognized within equity losses of affiliates in the consolidated statement of operations.

As of December 31, 2022, the Company’s ownership in Learfield IMG College was approximately 42%. For the years ended December 31, 2022, 2021 and 2020 Learfield IMG College had pre-tax losses of $312.5 million, $136.2 million, and $991.6 million. The Company’s share of the net loss of Learfield IMG College for the years ended December 31, 2022, 2021 and 2020 was $129.7 million, $76.1 million, and $250.7 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations. The Company's share of the results of Learfield IMG College for the year ended December 31, 2022 included a $56.1 million charge as a result of its annual goodwill and indefinite lived intangibles asset impairment test, primarily due to continued losses.

During the years ended December 31, 2022, 2021 and 2020, other-than-temporary impairment charges were $84.6 million, none, and $15.3 million, respectively, for its equity method investments, which were recognized within equity losses of affiliates in the consolidated statements of operations.

Summarized Financial Information

The following is a summary of financial data for investments in affiliates accounted for under the equity method of accounting (in thousands):

	2022	2021
Current assets	$999,053	$507,617
Non-current assets	2,126,558	1,487,113
Current liabilities	2,023,091	496,360
Non-current liabilities	527,097	1,115,953

	Years Ended December 31,
	2022	2021	2020
Revenue	$1,826,585	$1,221,173	$903,926
(Loss) income from operations	(211,924)	31,540	17,484
Net Loss	(359,665)	(153,324)	(1,004,615)

Equity Investments without Readily Determinable Fair Values

As of December 31, 2022 and 2021, the Company holds various investments in non-marketable equity instruments of private companies. In 2022, 2021 and 2020, the Company invested $29.4 million, $28.7 million and $13.4 million, respectively, in investments without readily determinable fair value.

For the years ended December 31, 2022, 2021 and 2020, the Company performed its assessment on its investments without readily determinable fair values and recorded a net increase (decrease) of $13.1 million, $14.1 million and $(2.5) million, respectively, in other income, net in the consolidated statements of operations. The net increase (decrease) for each year was due to observable price changes as well as uncertainty in the investments’ ability to continue as a going concern. For the years ended December 31, 2022 and 2021 the Company recorded gains on disposals/sales of $3.3 million, and $3.1 million respectively.

In May 2020, the Company sold approximately 90% of its ownership in one of its investments without readily determinable fair values for proceeds of $83.0 million. The Company recorded a loss of $3.0 million on this sale. In addition, in August 2020, one of the Company’s equity investments without readily determinable fair values sold one of its businesses. The Company’s proceeds from this sale was $20.2 million, which was received in October 2020, and the Company recorded a gain of $15.3 million. The loss and the gain were recorded in other income, net in the consolidated statement of operations.

8. FINANCIAL INSTRUMENTS

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

As of December 31, 2022, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from December 31, 2022, with the exception of two contracts which mature within 18 months from such date) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£ 24,991	in exchange for	$30,641	£ 0.82
Euro	€8,868	in exchange for	$9,052	€0.98

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains (losses) in accumulated other comprehensive income (loss) of $0.3 million, $(0.2) million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company reclassified gains (losses) of $0.8 million, $0.7 million and $(0.1) million into net income (loss) for the years ended December 31, 2022, 2021 and 2020, respectively.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded net (losses) gains of $(7.2) million, $0.8 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts were included in other income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded net (losses) gains of $(3.4) million, $(11.3) million and $12.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, in other income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for $1.5 billion of its 2014 Credit Facilities and other variable interest bearing debt and has designated them as cash flow hedges. The LIBOR portion of the facility from these interest rate swaps has been fixed at a coupon of 2.12% commencing from June 2019 until June 2024. In August 2022, the Company entered into additional interest rate hedges to swap an additional $750 million of its 2014 Credit Facilities from floating interest expense to fixed. The LIBOR portion of the facility from these interest rate swaps has been fixed at a coupon of 3.162% until August 2024. Hedge accounting is applied to these additional interest rate swaps. For the years ended December 31, 2022, 2021 and 2020, the Company recorded net gains (losses) of $98.6 million, $28.9 million and $(90.1) million, respectively, in accumulated other comprehensive income (loss) and reclassified losses of $5.6 million, $30.3 million and $22.4 million, respectively into net income (loss).

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$153	$—	$—	$153
Interest rate swaps	—	75,865	—	75,865
Total	$153	$75,865	$—	$76,018
Liabilities:
Contingent consideration	$—	$—	$4,524	$4,524
Forward foreign exchange contracts	—	11,107	—	11,107
Total	$—	$11,107	$4,524	$15,631

	Fair Value Measurements as of
	December 31, 2021
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$665	$—	$—	$665
Forward foreign exchange contracts	—	2,529	—	2,529
Total	$665	$2,529	$—	$3,194
Liabilities:
Contingent consideration	$—	$—	$26,900	$26,900
Interest rate swaps	—	48,427	—	48,427
Forward foreign exchange contracts	—	13,363	—	13,363
Total	$—	$61,790	$26,900	$88,690

There have been no transfers of assets or liabilities between the fair value measurement classifications during the year ended December 31, 2022.

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

The changes in the fair value of contingent consideration were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Balance at January 1	$26,900	$9,026
Acquisitions	1,500	4,245
Payments	(26,288)	(2,575)
Change in fair value	2,373	16,204
Foreign currency translation	39	—
Balance at December 31	$4,524	$26,900

Payments made during the year ended December 31, 2022 primarily related to the settlement of the premium contingent consideration with 32 Equity. See Note 12.

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of December 31, 2022 and 2021, the Company had none and $2.3 million in other current assets, none and $0.2 in assets held for sale, $6.0 million and $4.5 million in other current liabilities, none and $0.4 in liabilities held for sale, and $5.1 million and $8.5 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). The fair value of the swaps was $75.9 million and $48.4 million as of December 31, 2022 and 2021, respectively, and was included in other assets and other long-term liabilities, respectively, in the consolidated balance sheets.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	December 31,
	2022	2021
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,305,916	$2,786,048
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,759,767	2,840,767
Other debt (3.25%-14.50% Notes due at various dates through 2033)	153,490	159,010
Total principal	5,219,173	5,785,825
Unamortized discount	(17,523)	(26,077)
Unamortized issuance costs	(33,104)	(46,012)
Total debt	5,168,546	5,713,736
Less: current portion	(88,309)	(82,022)
Total long-term debt	$5,080,237	$5,631,714

2014 Credit Facilities

As of December 31, 2022 and 2021, the Company had $2.3 billion and $2.8 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the “2014 Credit Facilities”). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the “Revolving Credit Facility”).

Payments under the First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date of May 2025. The First Lien Term Loan accrues interest at an annual interest rate of LIBOR + 2.75%, with LIBOR floor of 0.00%.

In February 2020, pursuant to the acquisition of OL (Note 4), the Company refinanced $219.6 million of existing debt at OL by borrowing an incremental $225.0 million of First Lien Term Loans under its 2014 Credit Facility. In addition, in May 2020, the Company entered into an incremental term loan of $260.0 million under the First Lien Term Loan under its 2014 Credit Facility. This incremental term loan accrued interest at a rate equal to adjusted LIBOR + 8.5%, with a LIBOR floor of 1.00%.

Amounts under the Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, which is May 2024. The Revolving Credit Facility accrues a commitment fee of 0.25-0.50% per annum on the unused balance. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. As of December 31, 2022 and 2021, there was no outstanding balance under the Revolving Credit Facility.

In June 2021, the Company repaid $256.7 million related to the First Lien Term Loan. The Company paid a $28.6 million redemption premium related to the First Lien Term loan that was recorded in the consolidated statement of operations as loss on extinguishment of debt in the year ended December 31, 2021. In June 2021, the Company also repaid $163.1 million related to the Revolving Credit Facility. In addition, in September 2022 and December 2022, the Company repaid $250.0 million and $200.0 million, respectively, related to the First Lien Term Loan.

The 2014 Credit Facilities contain a financial covenant that requires the Company to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 7.5-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $50.0 million that are not cash collateralized exceeds thirty-five percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. This covenant did not apply as of December 31, 2022 and 2021 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $19.4 million and $23.8 million as of December 31, 2022 and 2021, respectively.

Zuffa Credit Facilities

As of December 31, 2022 and 2021, the Company has $2.8 billion and $2.8 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the “Zuffa Credit Facilities”). The Zuffa Credit Facilities consist of a first lien secured term loan (the “Zuffa First Lien Term Loan”) and a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the “Zuffa Revolving Credit Facility”). In addition, the Zuffa Credit Facilities included an eight year secured term loan with an aggregate principal amount of $425.0 million (the “Zuffa Second Lien Term Loan”). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa.

Payments under the Zuffa First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date, which is April 2026. In 2020, the Zuffa First Lien Term Loan accrued interest at an annual interest rate of LIBOR + 3.25% with LIBOR floor of 1.0%.

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

In December 2022, we repaid $50.0 million of term loans under the UFC Credit Facilities.

Amounts under the Zuffa Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, which is April 2024. The Zuffa Revolving Credit Facility accrues a commitment fee of 0.25-0.50% per annum on the unused balance. As of December 31, 2022 and 2021, there was no outstanding balance under the Zuffa Revolving Credit Facility.

The Zuffa Credit Facilities contain a financial covenant that requires Zuffa to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA as defined in the credit agreement of no more than 7-to-1 and of no more than 6.5-to-1 beginning on December 31, 2018. Zuffa is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings under the Zuffa Revolving Credit Facility plus outstanding letters of credit exceeding $10.0 million that are not cash collateralized exceeds thirty-five percent of the capacity of the Zuffa Revolving Credit Facility as measured on a quarterly basis, as defined in the credit agreement. This covenant did not apply as of December 31, 2022 and 2021 as Zuffa had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Zuffa had no outstanding letters of credit under the Zuffa Credit Facilities as of December 31, 2022 and 2021.

Other Debt

OL Revolver

In February 2020, the Company entered into a new OL revolving credit agreement with $20.0 million of borrowing capacity. In August 2021, OL increased its borrowing capacity under its revolving credit agreement from $20.0 million to $42.9 million and the maturity date was extended from February 2025 to the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the 2014 Credit Facilities. As of December 31, 2022 and 2021, there were no borrowings outstanding under this agreement.

The OL revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of December 31, 2022 and 2021, the Company was in compliance with this financial debt covenant.

OL had no outstanding letters of credit under the revolving credit agreement as of December 31, 2022 and 2021.

Receivables Purchase Agreement

In January 2020, IMG Media Limited (“IMG UK”) entered into an arrangement to monetize amounts invoiced under a media rights agreement by transferring them to a third party on a nonrecourse basis. As IMG UK retained continuing involvement in the delivery of the invoiced services, the transferred amounts represent a sale of future revenue and were classified as debt. As of December 31, 2022 and 2021, the debt outstanding under this arrangement was $28.2 million and $50.5 million, respectively. The debt is accounted for under the effective interest method with principal reductions recognized as the Company performs under the rights agreement.

Endeavor Content Capital Facility

Endeavor Content Capital, LLC and Endeavor Content, LLC had an asset based $430.0 million revolving credit facility with a maturity date of March 2025. As of December 31, 2021, borrowings outstanding were $223.4 million, which were classified within liabilities held for sale, and outstanding letters of credit were $1.2 million under this revolving credit facility. This revolving credit facility was included in the Company's sale of the restricted Endeavor Content business in January 2022 (Note 4).

Zuffa Secured Commercial Loans

Zuffa has two loan agreements totaling $40.0 million, which were used to finance the purchase of a building and its adjacent land (“Zuffa Secured Commercial Loans”). The Zuffa Secured Commercial Loans have identical terms except one loan is secured by a deed of trust for the Zuffa’s headquarters building and underlying land in Las Vegas and the other loan is secured by a deed of trust for the newly acquired building and its adjacent land, also located in Las Vegas. The Zuffa Secured Commercial Loans bear interest at a rate of LIBOR + 1.62% (with a LIBOR floor of 0.88%) and principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028.

The Zuffa Secured Commercial Loans contain a financial covenant that requires Zuffa to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of December 31, 2022 and 2021, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

Debt Maturities

The Company will be required to repay the following principal amounts in connection with its debt obligations (in thousands):

Years Ending
December 31,
2023	$105,555
2024	75,139
2025	2,286,908
2026	2,677,154
2027	19,690
Thereafter	54,727
Total	$5,219,173

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to maintain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of December 31, 2022, EGH held long-term deferred income taxes of $756.4 million as well as a TRA liability of $1,011.7 million, of which $961.6 million was classified as long-term and $50.1 million was classified as current. As of December 31, 2021, EGH held long-term deferred income taxes of $61.5 million as well as a TRA liability of $133.8 million, of which $92.6 million was classified as long-term and $41.2 million was classified as current. Otherwise, EGH has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.6 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.
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

• For certain pre-IPO investors, EGH issued shares of its Class A common stock, Class Y common stock and rights to receive payments under a TRA and for certain other pre-IPO investors, EGH issued shares of its Class A common stock as consideration for the acquisition of Endeavor Operating Company Units held by such pre-IPO investors;

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

Subsequent to the closing of the IPO and the Private Placement, through a series of transactions, EOC acquired the equity interests of the minority unitholders of Zuffa, which owns and operates the Ultimate Fighting Championship (the “UFC Buyout”). This resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa. In consideration for the minority unitholders’ equity interests of Zuffa, (a) EGH and its subsidiaries issued to certain of such unitholders shares of Class A common stock, Endeavor Operating Company Units, Endeavor Manager Units, shares of Class X common stock and/or shares of Class Y common stock, and (b) EGH used $835.7 million of the net proceeds from the IPO and the concurrent private placements to purchase Endeavor Operating Company Units from certain of such holders. In addition, some of those minority unitholders sold their equity interests of EGH to the private placement investors in the concurrent private placement.

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

In 2020, EOC issued 24,094,971 Class A Common Units to Silver Lake as part of the Zuffa distribution discussed below.

Non-controlling Interests

The UFC Buyout took place on May 3, 2021, resulting in EOC directly or indirectly owning 100% of the equity interests of Zuffa.

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

12. REDEEMABLE NON-CONTROLLING INTERESTS

OL

In connection with the acquisition of OL (Note 4), the Company entered into the OL LLC Agreement of OLE Parent with 32 Equity. The terms of the agreement provided 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the CLA or at its option at any time following the Lockup Period as defined. The Company also had certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event the aforementioned put rights were not exercised. The put/call price was an amount equal to fair market value and the exercise of these put/call rights would have given rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. The premium payment was recognized as a separate unit of account from the non-controlling interest. As of December 31, 2021, the estimated redemption value of the non-controlling interest was $57.9 million.

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

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson in August 2022 (Note 4), the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett-Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of December 31, 2022, the estimated redemption value was below the carrying value of $207.9 million.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the “Russia Co-Investors”) in a newly formed subsidiary of the Company (the “Russia Subsidiary”) that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of December 31, 2022 and 2021, the estimated redemption value was $9.7 million.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of December 31, 2022 and 2021, the estimated redemption value was below the carrying value of $24.6 million and $23.8 million, respectively.

13. EARNINGS PER SHARE

Earnings per share is calculated utilizing net income available to common stockholders of the Company divided by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period.

Earnings per share for 2021 is calculated utilizing net income available to common stockholders of the Company since May 1, 2021 divided by the weighted average number of shares of Class A Common Stock outstanding during the same period. The Company’s outstanding equity-based compensation awards under its equity-based compensation arrangements (Note 14) were anti-dilutive during such period.

The computation of earnings per share and weighted average shares of the Company’s common stock outstanding for the period presented below (in thousands, except share and per share data):

	Year ended December 31, 2022	May 1, 2021 - December 31, 2021
Basic earnings (loss) per share
Numerator
Consolidated net income (loss)	$321,664	$(474,542)
Net income (loss) attributable to NCI (Endeavor Operating Company)	166,679	(153,422)
Net income (loss) attributable to NCI (Endeavor Manager)	25,852	(24,495)
Net income (loss) attributable to the Company	129,133	(296,625)
Adjustment to net income (loss) attributable to the Company	5,497	(1,798)
Net income (loss) attributable to EGH common shareholders	$134,630	$(298,423)

Denominator
Weighted average Class A Common Shares outstanding - Basic	281,369,848	262,119,930
Basic earnings (loss) per share	$0.48	$(1.14)

	Year ended December 31, 2022	May 1, 2021 - December 31, 2021
Diluted earnings (loss) per share
Numerator
Consolidated net income (loss)	$321,664	$(474,542)
Net income (loss) attributable to NCI (Endeavor Operating Company)	167,287	(153,422)
Net income (loss) attributable to NCI (Endeavor Manager)	27,276	(24,495)
Net income (loss) attributable to the Company	127,101	(296,625)
Adjustment to net income (loss) attributable to the Company	3,256	(1,798)
Net income (loss) attributable to EGH common shareholders	$130,357	$(298,423)

Denominator
Weighted average Class A Common Shares outstanding - Basic	281,369,848	262,119,930
Additional shares assuming exchange of all EOC Profits Units	1,567,981	—
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	1,870,980	—
Additional shares assuming redemption of redeemable non-controlling interests	2,899,023	—
Weighted average number of shares used in computing diluted earnings (loss) per share	287,707,832	262,119,930
Diluted earnings (loss) per share	$0.45	$(1.14)

Securities that are anti-dilutive for the period	Year ended December 31, 2022	May 1, 2021 - December 31, 2021
Stock Options	2,512,767	3,350,666
Unvested RSUs	1,244,709	7,278,193
Manager LLC Units	23,242,032	26,415,650
EOC Common Units	141,711,612	144,549,587
EOC Profits Units & Phantom Units	—	16,068,906

14. EQUITY BASED COMPENSATION

The Board grants various awards to certain employees and service providers for their time and commitment to the Company. The awards are designed to share in the equity value appreciation of the Company and are granted under various plans either directly by the Company, a Company subsidiary or indirectly through various management holdco entities. Prior to the IPO, awards granted were in the form of common units, profits units or an equivalent to a profits unit (membership interest or phantom unit) that corresponds to common units or profits units as applicable. In connection with the IPO, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan became effective on April 28, 2021. As of December 31, 2022, the Company authorized a total of 26,244,045 shares of Class A common stock under the 2021 Plan. Additionally, the board of certain consolidated subsidiaries grant awards through plans in the form of profits units or phantom units that corresponds to profits units, designed to share in the equity value appreciation of each respective subsidiary.

Equity-based compensation by plan and total amounts included in selling, general and administrative expenses were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
2021 Incentive Award Plan	$181,540	$254,565	$—
Pre-IPO equity awards	17,250	274,895	89,235
Other various subsidiaries awards	11,373	3,007	2,036
Total equity-based compensation expense	$210,163	$532,467	$91,271

As of December 31, 2022, total unrecognized compensation cost for unvested awards and the related remaining weighted average period for expensing is summarized below:

	Unrecognized Compensation Costs (in thousands)	Period Remaining (in years)

2021 Incentive Award Plan	$273,952	2.06
Pre-IPO equity awards	11,975	1.48
Other various subsidiaries awards	1,555	2.19
Total equity-based unrecognized compensation costs	$287,482

Valuation Techniques

For time-based vesting Restricted Share Units (RSUs) and Restricted Share Awards (RSAs), the Company used the closing share price on the date of grant. For RSUs with market-based vesting conditions, the Company used a Monte Carlo simulation model to determine the fair value and the derived service periods of these awards.

The Company estimates the fair value of each stock option (and prior to the IPO, each award) on the date of grant using a Black-Scholes option pricing model. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on comparable publicly traded companies’ stock movements. The expected life represents the period of time that the respective awards are expected to be outstanding. The risk-free interest rate is based on the U.S treasury yield curve in effect at the time of grant. All stock options exercised will be settled in Class A common stock. The key assumptions used for units granted in the years ended December 31, 2022, 2021 and 2020 are as follows:

	Risk-free Interest Rate	Expected Volatility	Expected Life (in years)	Expected Dividend Yield
2021 Incentive Award Plan
Year Ended December 31, 2022	1.85%-1.89%	40.9%	6.00	0%
Year Ended December 31, 2021	0.97%-1.34%	40.7%-41.6%	5.50 to 6.25	0%

Pre-IPO equity awards
Year Ended December 31, 2020	0.10%-0.36%	37.5%-47.5%	1 to 5	0%

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

During the year ended December 31, 2020, the Company modified certain award agreements primarily for the acceleration of vesting of units and adjustment to the Company’s optional repurchase price. The Company recorded additional equity-based compensation expense of $24.8 million for these modifications.

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

The following table summarizes the RSUs and RSAs award activity for the year ended December 31, 2022.

	Time Vested RSUs, RSAs		Market/ Market and Time Vested RSUs
	Units	Value *	Units	Value *
Outstanding at January 1, 2022	5,335,148	$30.46	2,173,737	$27.16
Granted	2,643,996	$25.32	—	$—
Released	(2,657,031)	$25.78	(643,156)	$30.24
Forfeited	(154,164)	$30.57	(101,372)	$26.01
Outstanding at December 31, 2022	5,167,949	$30.23	1,429,209	$25.85
Vested and releasable at December 31, 2022	591,587	$30.52	182,971	$29.32

* Weighted average grant date fair value

The following table summarizes the stock options award activity for the year ended December 31, 2022.

	Stock Options
	Options	Weighted average exercise price
Outstanding at January 1, 2022	3,350,666	$24.38
Granted	835,334	$30.03
Exercised	—	$—
Forfeited or expired	(96,439)	$24.00
Outstanding at December 31, 2022	4,089,561	$25.55
Vested and exercisable at December 31, 2022	1,661,508	$24.24

The weighted average grant-date fair value of stock options granted under the Company’s 2021 Plan during the year ended December 31, 2022 and December 31, 2021was $12.57 and $9.72 respectively.

The total grant-date fair value of RSUs and stock options which vested during the year ended December 31, 2022 and December 31, 2021 was $96.2 million $120.8 million, respectively. As of December 31, 2022 and December 31, 2021, the aggregate intrinsic value of vested RSUs and stock options was $16.8 million and $36.0 million, respectively; and aggregate intrinsic value of total outstanding RSUs and stock options was $806.2 million and $297.2 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2022 and year ended December 31, 2021 was none and $0.1 million, respectively.

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

During 2020, the Company entered into arrangements with other senior executives, whereby these individuals can elect to sell vested equity interests to the Company for payments up to $23.5 million. These rights have exercise election periods ranging from December 2021 to April 2023. The Company has applied modification accounting as these put rights amended previously issued equity interests that were initially classified as liabilities and equity. The equity interests that were originally classified as equity were reclassified to temporary equity, the mezzanine section between total liabilities and shareholders’ equity on the consolidated balance sheets, because the exercise of the put option is outside the Company’s control. The fair value of the outstanding put rights as of December 31, 2020 totaled $28.4 million, with $5.9 million recorded in other long-term liabilities and $22.5 million recorded in redeemable equity.

Certain of the put right arrangements which were outstanding prior to the IPO were terminated upon the consummation of such IPO, based on the original terms of those agreements, which resulted in the Company recording a reversal of related equity-based compensation expense of $4.0 million during the year ended December 31, 2021. The fair value of the outstanding put rights as of December 31, 2022 and December 31, 2021 totaled $1.5 million and $5.3 million, respectively, which is recorded in redeemable non-controlling interests.

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

For the year ended December 31, 2022 and 2021, total equity-based compensation expense for these Market-Based Incentive Awards was $76.7 and $74.8 million, respectively. During the year ended December 31, 2021, the Company also reclassified the $27.0 million of long-term liabilities from the Future Incentive Awards to additional paid in capital. As of December 31, 2022, total unrecognized equity-based compensation related to these CEO and Executive Chairman Market-Based Incentive Awards was $170.1 million, which is expected to be recognized over a weighted-average period of approximately 2.28 years.

15. EMPLOYEE BENEFITS

Qualified Retirement Plan

The Company sponsors a matching 401(k) plan for eligible employees of the Company. Employees are automatically enrolled into the Plan after completing a required term of service. Under the Plan, employees can elect to contribute a percentage of annual pay and the Company will also match the 401(k) contributions. In addition, certain non-U.S. employees are covered by defined contribution government sponsored and administered programs. Contribution charges for the profit-sharing and defined contribution plans, which approximates actual cash contributions made, were $23.5 million, $12.5 million and $10.8 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Income (loss) before income taxes and equity losses of affiliates includes the following components (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$(105,445)	$(356,172)	$(222,231)
Foreign	2,210	(60,851)	(134,486)
Total	$(103,235)	$(417,023)	$(356,717)

The (benefit from) provision for income tax consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
U.S. federal, state, and local	$12,656	$3,946	$504
Foreign	47,439	47,532	21,404
Total current	60,095	51,478	21,908
Deferred:
U.S. federal, state, and local	(697,843)	(77,782)	(16,617)
Foreign	(10,755)	4,027	3,216
Total deferred	(708,598)	(73,755)	(13,401)
Total (benefit from) provision for income taxes	$(648,503)	$(22,277)	$8,507

The Company's effective tax rate for the years December 31, 2022, 2021 and 2020 was 628.2%, 5.3% and (2.4%), respectively. The effective income tax rate based on the actual (benefit) provision shown in the consolidated statements of operations differs from the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21%	21%	21%
Income tax benefit at U.S. federal statutory rate	$(21,679)	$(87,575)	$(74,911)
Partnership (income) loss not taxable/deductible for tax	(39,278)	8,722	38,637
Tax impact of foreign operations	(13,678)	4,215	(33,891)
Permanent differences	(17,284)	8,845	(2,597)
Nondeductible meals and entertainment	3,033	1,187	836
Equity method investments	(21,511)	(5,301)	2,006
Capital Loss Carryforward	3,649	(137)	(5,554)
Investment in partnership	—	188	34,314
UK hybrid restriction	(2,192)	6,216	28,016
Withholding tax	17,503	24,508	21,415
Foreign tax credit, net of expiration	3,384	1,556	33,914
Foreign tax deduction	(6,937)	(5,964)	—
Equity compensation	27,197	59,716	1,267
Deferred impact of foreign tax rate change	(775)	10,684	3,098
Net operating loss adjustment	(40,200)	—	—
Section 743(b)/734 adjustment	(51,170)	—	—
Tax receivable agreement adjustment	136,310	21,365	—
Valuation allowance	(685,975)	(83,144)	(34,513)
Unrecognized tax benefits	8,518	6,605	(203)
U.S. state and local taxes	51,701	5,002	(3,882)
Other	881	1,035	555
Total (benefit from) provision for income taxes	$(648,503)	$(22,277)	$8,507

Principal components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$8,053	$9,254
Compensation and severance	41,212	38,298
Net operating loss, tax credits, and other tax carryforwards	286,008	283,425
Property and equipment	2,110	13,355
Intangible assets	575,573	591,973
Other	75,043	33,547
Total gross deferred tax assets	987,999	969,852
Less valuation allowance	(171,676)	(858,933)
Total deferred tax assets	816,323	110,919
Deferred tax liabilities:
Investments	(124,544)	(100,283)
Loss contracts	(14,613)	(16,248)
Other	(77,355)	(10,765)
Total gross deferred tax liabilities	(216,512)	(127,296)
Net deferred tax assets (liabilities)	$599,811	$(16,377)

Of the $599.8 million of net deferred tax assets and $16.4 million of net deferred tax liabilities as of December 31, 2022 and 2021, $771.4 million and $36.4 million, respectively, were recorded in deferred income taxes, and $171.6 million and $52.8 million, respectively, were recorded in other long-term liabilities in the consolidated balance sheets.

As of December 31, 2022, the Company had federal net operating loss carryforwards of $317.4 million, of which $69.5 million expires in years 2023 through 2037 and $247.9 million have an indefinite carryforward period. The Company also had none and $17.4 million of federal capital loss carryforwards as of December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company has foreign tax credit carryforwards of $115.9 million, which expire in years 2023 through 2030. As of December 31, 2022, the Company has foreign net operating losses of $76.5 million, which expire over various time periods ranging from 5 years to no expiration and foreign capital loss carryforwards of $9.5 million, which have no expiration. As of December 31, 2022, the Company also has state net operating losses, which will generate a tax benefit of $14.9 million and expire in years 2023 through 2042.

During 2022, the Company released a valuation allowance after concluding that it is more likely than not that certain deferred tax assets will be realized. As of December 31, 2022 and 2021, the Company (decreased) increased its valuation allowances by $(687.3) million and $743.4 million, respectively. Of the $(687.3) million net valuation allowance change in 2022, $(686.0) million was recorded in the current year provision for income taxes as a tax benefit, and $(1.3) million was recorded in other comprehensive income. Of the $743.4 million valuation allowance change in 2021, $(83.1) million was recorded in the current year provision for income taxes, $826.6 million was recorded on the balance sheet as a result of deferred tax assets established at EGH at the IPO and $(0.1) million was recorded in other comprehensive loss.

As of December 31, 2022, 2021, and 2020, the Company had unrecognized tax benefits of $42.4 million, $40.0 million, and $34.4 million, respectively. The aggregate changes to the liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	December 31,
	2022	2021	2020
Beginning Balance	$40,016	$34,425	$27,661
Acquisitions	—	853	7,069
Gross increases	11,892	16,623	7,723
Gross decreases	(1,189)	(11,087)	(8,092)
Lapse of statute of limitations	(6,156)	(604)	(373)
Translation Adjustments	(2,185)	(194)	437
Ending Balance	$42,378	$40,016	$34,425

The Company recognized interest and penalties related to unrecognized tax benefits in its provisions for income taxes. The gross amount of interest accrued as of December 31, 2022, 2021 and 2020 related to unrecognized tax benefits is $9.5 million, $6.1 million and $4.1 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized increases in interest of $3.4 million, $1.9 million and $0.6 million, respectively with $3.6 million, $1.9 million and $0.6 million, respectively recorded through the income tax provision. The gross amount of penalties accrued as of December 31, 2022, 2021 and 2020 is de minimis. As of December 31, 2022, approximately $52.2 million would affect the Company’s effective tax rate upon resolution of the uncertain tax positions. Where applicable, the Company records unrecognized tax benefits against related deferred tax assets from net operating loss or foreign tax credit carry forwards.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2022, with few exceptions, the Company is subject to review by U.S. federal taxing authorities for the years 2011 through 2022 and is no longer subject to examination by state and local and foreign income tax authorities for periods prior to 2014.

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO (“TRA Holders”). The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize, as a result of the following attributes (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRA, (iii) deductions attributable to imputed interest pursuant to the TRA and (iv) other tax attributes (including existing tax basis) allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

In connection with the recording of tax benefits and the release of the valuation allowance against certain deferred tax assets in the fourth quarter of 2022, the Company recorded an expense of $811.8 million associated with the TRA liability. For the year ended December 31, 2022, the Company recorded total TRA expense of $873.3 million. As of December 31, 2022, the Company has recognized a TRA liability of approximately $1,011.7 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

The determination of the TRA liability requires management to make judgments in estimating the amount of tax attributes as of the date of exchanges (such as cash to be received by the Company on a hypothetical sale of assets and allocation of gain/loss to the Company at the time of the exchanges taking into account complex partnership tax rules). The amounts payable under the TRA will also vary depending upon a number of factors, including tax rates in effect, as well as the amount, character, and timing of the taxable income of EGH in the future and the expected realization of tax benefits with respect to deferred tax assets related to tax attributes subject to TRA, which may result in a valuation allowance recorded against these deferred tax assets. If a required valuation allowance recorded against certain deferred tax assets is released in a future period, or other tax attributes subject to the TRA are determined to be payable, additional TRA liabilities may be considered probable at that time and recorded within our statement of operations.

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. While we continue to evaluate the potential tax effects of the IRA, we are currently not expecting the IRA to have a material impact on our consolidated financial statements.

The Organization for Economic Co-operation and Development ("OECD") has proposed changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises. These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty, and may adversely affect our provision for income taxes. The European Union Member States unanimously adopted a directive in December 2022 to implement the global minimum tax rules in Pillar Two of the OECD’s BEPS 2.0 project. At the end of 2022, South Korea enacted the Pillar 2 model rules into their legislation. The Company will continue to monitor legislative and regulatory developments to assess potential impacts.

17. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$674,043	$637,956	$—	$1,311,999
Media production, distribution and content	6,113	322,913	288,477	617,503
Events and performance	652,179	1,491,097	—	2,143,276
Talent representation and licensing	—	—	900,431	900,431
Marketing	—	—	323,242	323,242
Eliminations	—	—	—	(28,314)
Total	$1,332,335	$2,451,966	$1,512,150	$5,268,137

	Year Ended December 31, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$642,879	$923,969	$—	$1,566,848
Media production, distribution and content	5,700	347,126	1,023,798	1,376,624
Events and performance	459,628	760,188	—	1,219,816
Talent representation and licensing	—	—	698,679	698,679
Marketing	—	—	237,280	237,280
Eliminations	—	—	—	(21,534)
Total	$1,108,207	$2,031,283	$1,959,757	$5,077,713

	Year Ended December 31, 2020
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$555,124	$785,374	$—	$1,340,498
Media production, distribution and content	5,956	259,939	278,735	544,630
Events and performance	391,544	548,196	—	939,740
Talent representation and licensing	—	—	474,704	474,704
Marketing	—	—	190,434	190,434
Eliminations	—	—	—	(11,263)
Total	$952,624	$1,593,509	$943,873	$3,478,743

In the years ended December 31, 2022, 2021 and 2020, $53.7 million, $48.4 million and $21.6 million, respectively, of revenue was recognized from performance obligations satisfied in prior periods primarily related to talent representation and licensing.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of December 31, 2022 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
2023	$1,805,472
2024	1,359,995
2025	1,173,223
2026	249,386
2027	178,624
Thereafter	474,105
$5,240,805

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

The following table presents the Company’s contract liabilities as of December 31, 2022 and 2021 (in thousands):

Description	Balance at Beginning of Year	Additions	Deductions	Acquisitions	Held for Sale	Foreign Exchange	Balance at End of Year
Deferred revenue - current	$651,760	$2,535,295	$(2,501,776)	$26,974	$(1,889)	$5,783	$716,147
Deferred revenue - noncurrent	$62,155	$32,923	$(5,118)	$2,082	$—	$(204)	$91,838

18. SEGMENT INFORMATION

As of December 31, 2022, the Company has the following three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the “Corporate” group.

Owned Sports Properties consists of a portfolio of unique sports properties, including UFC, PBR and Euroleague Ventures S.A. (Euroleague) that license broadcast and other intellectual property rights and operate exclusive live events. In addition, at the end of 2021 and in January 2022, the Company acquired ten PDL Clubs, which were being operated under the DBH umbrella. In September 2022, the Company sold the DBH business, including the PDL Clubs.

Events, Experiences & Rights consists of providing services to a diverse portfolio of live events annually, including live sports events, fashion, art fairs and music, culinary and lifestyle festivals and major attractions. The Company owns and operates many of these events and operates other events on behalf of third parties. The Company also owns and operates IMG Academy, which is an academic and sports training institution and provides recruiting and admissions services to high school student athletes and college athletic departments and admissions officers. Additionally, the Company produces and distributes sports video programming and data.

Representation consists of providing services to a diverse group of talent across entertainment, sports and fashion, including actors, directors, writers, athletes, models, musicians and other artists, in a variety of mediums, such as film, television, art, books and live events. The Company provides brand strategy, marketing, advertising, public relations, analytics, digital, activation and experiential services to corporate and other clients. Also, the Company provides intellectual property licensing services to a large portfolio of entertainment, sports and consumer product brands, including representing these clients in the licensing of their logos, trade names and trademarks. Additionally, although to a much lesser extent after the sale of 80% of the restricted Endeavor Content business, which closed in January 2022, the Company provides content development and production for television properties, documentaries, and podcasts.

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

The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. EBITDA is generally adjusted for equity-based compensation; merger, acquisition and earn-out costs; certain legal costs; restructuring, severance and impairment charges; certain non-cash fair value adjustments, COVID-19 expenses, tax receivable agreement liability adjustments and certain other items, including gains/losses on business divestitures. All segments follow the same accounting policies as described in Note 2. Revenue by geographic area is based on the location of the legal entity that sells the services.

Asset information by segment is not provided to the Company’s chief operating decision maker as that information is not used in the determination of resource allocation or in assessing the performance of the Company’s segments. A significant portion of the Company’s assets represent goodwill and intangible assets arising from business combinations.

Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Years Ended December 31,
	2022	2021	2020
Owned Sports Properties	$1,332,335	$1,108,207	$952,624
Events, Experiences & Rights	2,451,966	2,031,283	1,593,509
Representation	1,512,150	1,959,757	943,873
Eliminations	(28,314)	(21,534)	(11,263)
Total consolidated revenue	$5,268,137	$5,077,713	$3,478,743

Reconciliation of segment profitability

	Years Ended December 31,
	2022	2021	2020
Owned Sports Properties	$648,158	$537,627	$457,589
Events, Experiences & Rights	342,644	215,578	59,224
Representation	469,757	383,388	211,977
Corporate	(297,031)	(256,277)	(145,240)
Adjusted EBITDA	1,163,528	880,316	583,550
Reconciling items:
Equity losses (earnings) of affiliates	5,038	(3,402)	8,963
Interest expense, net	(282,255)	(268,677)	(284,586)
Depreciation and amortization	(266,775)	(282,883)	(310,883)
Equity-based compensation expense	(210,163)	(532,467)	(91,271)
Merger, acquisition and earn-out costs	(68,728)	(60,904)	(22,178)
Certain legal costs	(16,051)	(5,451)	(12,520)
Restructuring, severance and impairment	(13,258)	(8,490)	(271,868)
Fair value adjustment - equity investments	12,029	21,558	(469)
COVID-19 related costs	—	—	(13,695)
Gain on sale of the restricted Endeavor Content business	463,641	—	—
Tax receivable agreement liability adjustment	(873,264)	(101,736)	—
Other	(16,977)	(54,887)	58,240
Loss before income taxes and equity losses of affiliates	$(103,235)	$(417,023)	$(356,717)

Revenue by geographic area

	Years Ended December 31,
	2022	2021	2020
United States	$3,995,297	$3,692,000	$2,407,088
United Kingdom	1,044,227	1,247,312	966,836
Rest of world	228,613	138,401	104,819
Total revenue	$5,268,137	$5,077,713	$3,478,743

Long-lived assets by geographic area

	December 31,
	2022	2021
United States	$607,586	$558,401
United Kingdom	70,182	55,848
Rest of world	18,534	15,558
Total long-lived assets	$696,302	$629,807

19. LEASES

The Company has operating leases, in which the Company is the lessee, primarily for real estate property for offices around the world. The Company’s operating leases have lease terms, which range from one year to 21 years.

Lease cost for operating leases was $80.2 million, $81.8 million, and $80.2 million for the years ended December 31, 2022, 2021 and 2020, and was classified within selling, general, and administrative expenses in the consolidated statements of operations.

The following table presents information on the Company’s operating leases for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$86,614	$78,984
Right-of-use assets obtained in exchange for operating lease obligations	$37,004	$59,768
Weighted average remaining lease term (in years)	6.2	7.5
Weighted average discount rate	6.7%	6.6%

The following table reconciles the undiscounted cash flows for the operating leases as of December 31, 2022 to the operating lease liabilities recorded in the consolidated balance sheet (in thousands):

Years Ending
December 31,
2023	$88,316
2024	85,941
2025	80,394
2026	76,950
2027	60,977
Thereafter	87,328
Total future minimum lease payments	479,906
Less: imputed interest	(86,637)
Present value of future minimum lease payments	393,269
Less: current portion of operating lease liabilities	(65,381)
Long-term operating lease liabilities	$327,888

20. COMMITMENTS AND CONTINGENCIES

Guarantees and Commitments

The Company routinely enters into purchase or guarantee arrangements for event, media or other representation rights. The following is a summary of the Company’s annual commitments under certain guaranteed agreements as of December 31, 2022 (in thousands):

	Payments due by period
	Total	2023	2024 - 2025	2026 - 2027	After 2027
Purchase/guarantee agreements	$2,973,150	$789,435	$884,842	$750,065	$548,808

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

In July 2017, the Italian Competition Authority ("ICA") issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including the Company. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. The Company investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined the Company approximately EUR 0.3 million. As part of its decision, the ICA acknowledged the Company’s cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the "Original Plaintiffs") and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or "Lega Nazionale," and together with the three clubs, the "Plaintiffs") each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football league. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional football clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights in the aggregate totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, quantified in the fourth quarter of 2022 in amounts totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 284.9 million, in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the "Interventions." In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights in the amounts of EUR 326.9 million, in addition to alleged additional damages relating to lost profits and additional charges which have not yet been quantified. The Company has defended in its submissions to date, and intends to continue to defend, against all of the damages claims, Interventions and any related claims, and management believes that the Company has meritorious defenses to these claims, including the absence of standing of the clubs, and the absence of actual damage. The Company may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against the Company or settlement entered into, including with respect to claims or actions brought by other parties, could materially and adversely impact the Company’s business, financial condition and results of operations.

Zuffa has five related class-action lawsuits filed against it in the United States District Court for the Northern District of California (the "District Court") between December 2014 and March 2015 by a total of eleven former UFC fighters. The complaints in the five lawsuits are substantially identical. Each alleges that Zuffa violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopolizing the alleged market for elite professional MMA fighters’ services. Plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services and their intellectual property rights, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and injunctive relief. On December 14, 2020, the District Court orally indicated its intention to grant plaintiffs’ motion to certify the Bout Class (comprised of fighters who participated in bouts from December 16, 2010 to September 30, 2017) and to deny plaintiffs’ motion to certify the Identity Class (a purported class based upon the alleged expropriation and exploitation of fighter identities). The Company is awaiting the official written order from the judge and assuming he rules as previously indicated, then the Company will seek an appeal of this decision. On June 23, 2021, plaintiffs’ lawyers filed a new case against Zuffa and EGH alleging substantially similar claims but providing for a class period from July 1, 2017 to present. Management believes that the Company has meritorious defenses against the allegations and intends to defend itself vigorously.

21. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021
Other current assets	$17,827	$4,728
Investments	2,146	—
Other assets	—	322
Deferred revenue	825	264
Other current liabilities	3,801	2,431

	Years Ended December 31,
	2022	2021	2020
Revenue	$45,341	$24,487	$11,233
Direct operating costs	17,993	7,998	6,458
Selling, general and administrative expenses	16,614	16,943	17,274
Interest expense, net	—	—	1,206
Other (expense) income, net	(6,806)	3,500	3,500

As of December 31, 2022, the Company has an equity-method investment in Euroleague, a related party. For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $7.9 million, $5.6 million and $(1.5) million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $10.3 million, $12.4 million and $7.8 million, respectively, for production services provided to Euroleague as well as direct operating costs of $7.0 million, less than $0.1 million and $3.5 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Events, Experiences & Rights segment. As of December 31, 2022 and 2021, the Company had a receivable of $8.4 million and $1.4 million, respectively, and a payable of $1.0 million and $1.4 million, respectively.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the year ended December 31, 2022, the Company recorded expenses of $26.3 million related to transaction costs for investment banking services primarily in connection with the sale of the restricted Endeavor Content business and the acquisitions of OpenBet and Barrett-Jackson (Note 4). These expenses were recorded in selling, general and administrative expenses and other income, net in the consolidated statement of operations. In addition, during the year ended December 31, 2022, the Company invested $2.1 million in non-marketable funds maintained by Raine.

In September 2022, the Company sold the ten PDL Clubs that operated under the DBH umbrella to Silver Lake, stockholders of the Company (Note 4).

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize (Note 16). As of December 31, 2022, the Company has $1,011.7 million recorded, of which $390.1 million is due to related parties.