Form 10-Q
period 2023-03-31
Endeavor Group Holdings, Inc.
filed 2023-05-09
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

As of April 28, 2023, there were 299,972,938 shares of the registrant’s Class A common stock outstanding, 175,617,906 shares of the registrant’s Class X common stock outstanding and 227,523,031 shares of the registrant’s Class Y common stock outstanding.

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

•
risks related to the proposed Transactions (as defined below);
•
risks related to our effecting share repurchases under our share authorization and paying regular dividends; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Annual Report"), as updated by Part II, Item 1A. "Risk Factors" in this Quarterly Report, and Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (the "SEC").

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

Available Information and Website Disclosure

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

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
•
The "Transactions" refer to the proposed combination of UFC and WWE businesses into a new publicly listed company ("New PubCo")
•
“UFC Parent” refers to Zuffa Parent LLC, which owns and operations the Ultimate Fighting Championship ("UFC"), the professional mixed martial arts ("MMA") organization.
•
"WWE" refers to World Wrestling Entertainment, Inc.

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$718,658	$767,828
Restricted cash	267,605	278,165
Accounts receivable (net of allowance for doubtful accounts of $57,128 and $54,766, respectively)	991,618	917,000
Deferred costs	283,326	268,524
Assets held for sale	5,984	12,013
Other current assets	271,018	293,206
Total current assets	2,538,209	2,536,736
Property and equipment, net	711,589	696,302
Operating lease right-of-use assets	337,422	346,550
Intangible assets, net	2,190,078	2,205,583
Goodwill	5,302,070	5,284,697
Investments	348,548	336,973
Deferred income taxes	804,981	771,382
Other assets	386,793	325,619
Total assets	$12,619,690	$12,503,842
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$615,232	$600,605
Accrued liabilities	531,381	525,239
Current portion of long-term debt	88,686	88,309
Current portion of operating lease liabilities	68,673	65,381
Deferred revenue	730,034	716,147
Deposits received on behalf of clients	247,776	258,414
Liabilities held for sale	—	2,672
Current portion of tax receivable agreement liability	154,893	50,098
Other current liabilities	106,359	107,675
Total current liabilities	2,543,034	2,414,540
Long-term debt	5,062,508	5,080,237
Long-term operating lease liabilities	314,556	327,888
Long-term tax receivable agreement liability	842,935	961,623
Other long-term liabilities	459,693	412,982
Total liabilities	9,222,726	9,197,270
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	254,239	253,079
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 299,352,355 and 290,541,729 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class X common stock, $0.00001 par value; 4,983,448,411 and 4,987,036,068 shares authorized; 175,912,198 and 182,077,479 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class Y common stock, $0.00001 par value; 989,681,838 and 997,261,325 shares authorized; 227,523,031 and 227,836,134 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	2,248,015	2,120,794
Accumulated deficit	(208,188)	(216,219)
Accumulated other comprehensive loss	(14,997)	(23,736)
Total Endeavor Group Holdings, Inc. shareholders' equity	2,024,835	1,880,844
Nonredeemable non-controlling interests	1,117,890	1,172,649
Total shareholders' equity	3,142,725	3,053,493
Total liabilities, redeemable interests and shareholders' equity	$12,619,690	$12,503,842

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$1,596,837	$1,473,763
Operating expenses:
Direct operating costs	724,282	694,641
Selling, general and administrative expenses	669,213	540,206
Insurance recoveries	—	(993)
Depreciation and amortization	66,751	65,994
Total operating expenses	1,460,246	1,299,848
Operating income	136,591	173,915
Other (expense) income:
Interest expense, net	(85,097)	(59,272)
Tax receivable agreement liability adjustment	2,344	(53,497)
Other income, net	24,433	459,941
Income before income taxes and equity losses of affiliates	78,271	521,087
Provision for (benefit from) income taxes	35,470	(17,234)
Income before equity losses of affiliates	42,801	538,321
Equity losses of affiliates, net of tax	(6,546)	(20,655)
Net income	36,255	517,666
Less: Net income attributable to non-controlling interests	28,224	198,120
Net income attributable to Endeavor Group Holdings, Inc.	$8,031	$319,546

Earnings per share of Class A common stock:
Basic	$0.03	$1.19
Diluted	$0.03	$1.16
Weighted average number of shares used in computing earnings per share:
Basic	291,936,777	268,489,176
Diluted	295,285,241	443,038,617

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$36,255	$517,666
Other comprehensive income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gains on forward foreign exchange contracts	—	184
Reclassification of gains to net income for forward foreign exchange contracts	—	(786)
Unrealized (losses) gains on interest rate swaps	(1,036)	48,194
Reclassification of (gains) losses to net income for interest rate swaps	(11,802)	7,333
Foreign currency translation adjustments	22,331	(648)
Reclassification of foreign currency translation losses (gains) to net income for business divestitures	3,270	(127)
Total comprehensive income, net of tax	49,018	571,816
Less: Comprehensive income attributable to non-controlling interests	31,924	218,615
Comprehensive income attributable to Endeavor Group Holdings, Inc.	$17,094	$353,201

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2023

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2023	$253,079	290,541,729	$2	182,077,479	$1	227,836,134	$2	$2,120,794	$(216,219)	$(23,736)	$1,880,844	$1,172,649	$3,053,493
Comprehensive income	17,409	—	—	—	—	—	—	—	8,031	9,063	17,094	14,515	31,609
Equity-based compensation	(1,527)	—	—	—	—	—	—	77,166	—	—	77,166	4,990	82,156
Issuance of Class A common stock due to exchanges	—	6,165,281	—	(6,165,281)	—	(313,103)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	2,645,345	—	—	—	—	—	—	—	—	—	—	—
Distributions	(6,567)	—	—	—	—	—	—	—	—	—	—	(19,724)	(19,724)
Accretion of redeemable non- controlling interests	1,387	—	—	—	—	—	—	(1,387)	—	—	(1,387)	—	(1,387)
Acquisition of non-controlling interests	(715)	—	—	—	—	—	—	—	—	—	—	2,475	2,475
Non-controlling interests for sale of businesses	(8,827)	—	—	—	—	—	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	57,339	—	(324)	57,015	(57,015)	—
Equity impact of tax receivable agreement and deferred taxes arising from EOC units and Endeavor Manager units exchanges	—	—	—	—	—	—	—	(5,897)	—	—	(5,897)	—	(5,897)
Balance at March 31, 2023	$254,239	299,352,355	$2	175,912,198	$1	227,523,031	$2	$2,248,015	$(208,188)	$(14,997)	$2,024,835	$1,117,890	$3,142,725

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2022

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2022	$209,863	$265,553,327	2	$186,222,061	1	$238,154,296	2	$1,624,201	$(296,625)	$(80,535)	$1,247,046	$874,417	$2,121,463
Comprehensive income	4,236	—	—	—	—	—	—	—	319,546	33,655	353,201	214,379	567,580
Equity-based compensation	1,127	—	—	—	—	—	—	45,522	—	—	45,522	3,353	48,875
Issuance of Class A common stock due to exchanges	—	9,233,445	—	(9,254,304)	—	(2,738,675)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	911,757	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—		—	—	—	(351)	(351)
Accretion of redeemable non- controlling interests	27,308	—	—	—	—	—	—	(27,308)	—	—	(27,308)	—	(27,308)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	1,346	—	—	1,346	3,754	5,100
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	7,884	7,884
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	52,409	—	(2,548)	49,861	(49,861)	—
Equity impact of tax receivable agreement and deferred taxes arising from EOC units and Endeavor Manager units exchanges	—	—	—	—	—	—	—	681	—	—	681	—	681
Balance at March 31, 2022	$242,534	$275,698,529	2	$176,967,757	1	$235,415,621	2	$1,696,851	$22,921	$(49,428)	$1,670,349	$1,053,575	$2,723,924

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,255	$517,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,751	65,994
Amortization and write-off of original issue discount and deferred financing cost	4,656	5,099
Amortization of content costs	4,026	9,848
(Gain) loss on sale/disposal and impairment of assets	(1,097)	1,108
Gain on business divestiture	(6,183)	(478,641)
Equity-based compensation expense	78,691	50,856
Change in fair value of contingent liabilities	(177)	790
Change in fair value of equity investments with and without readily determinable fair value	(681)	(1,851)
Change in fair value of financial instruments	(16,991)	6,915
Equity losses of affiliates	6,546	20,655
Net provision for allowance for doubtful accounts	2,083	5,128
Net (gain) loss on foreign currency transactions	(5,248)	8,487
Distributions from affiliates	1,369	2,009
Tax receivable agreement liability adjustment	(2,344)	53,497
Income taxes	26,462	(25,787)
Other, net	226	(442)
Changes in operating assets and liabilities - net of acquisitions and divestiture:
Increase in receivables	(73,379)	(157,050)
Decrease/(increase) in other current assets	21,302	(4,960)
Increase in other assets	(55,225)	(37,183)
(Increase)/decrease in deferred costs	(11,824)	87,278
Increase/(decrease) in deferred revenue	10,068	(153,627)
Increase/(decrease) in accounts payable and accrued liabilities	23,590	(92,547)
Decrease in tax receivable agreement liability	(12,559)	—
Increase in other liabilities	405	58,660
Net cash provided by (used in) operating activities	96,722	(58,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(12,237)	(64,168)
Purchases of property and equipment	(55,055)	(21,840)
Proceeds from business divestiture, net of cash sold	9,275	649,706
Proceeds from sale of assets	1,218	110
Investments in affiliates	(18,888)	(18,708)
Other, net	1,567	(361)
Net cash (used in) provided by investing activities	(74,120)	544,739
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	7,037
Payments on borrowings	(22,161)	(21,528)
Payments under tax receivable agreement	(37,534)	—
Distributions	(26,291)	(351)
Redemption payments related to pre-IPO units	(1,500)	(7,067)
Acquisition of non-controlling interests	(500)	4,600
Payments of contingent and deferred consideration related to acquisitions	(1,971)	(1,697)
Other, net	95	(137)
Net cash used in financing activities	(89,862)	(19,143)
Change in cash, cash equivalents and restricted cash balances held for sale	4,062	28,736
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,468	319
(Decrease) increase in cash, cash equivalents and restricted cash	(59,730)	496,553
Cash, cash equivalents and restricted cash at beginning of year	1,045,993	1,793,036
Cash, cash equivalents and restricted cash at end of period	$986,263	$2,289,589

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.
DESCRIPTION OF BUSINESS AND ORGANIZATION

Endeavor Group Holdings, Inc. (the "Company" or "EGH") was incorporated as a Delaware corporation in January 2019. The Company was formed as a holding company for the purpose of completing an initial public offering ("IPO"), which closed in May 2021, and other related transactions in order to carry on the business of Endeavor Operating Company, LLC (d.b.a. Endeavor) and its subsidiaries (collectively, "Endeavor" or "EOC"). As the sole managing member of Endeavor Manager, LLC ("Endeavor Manager"), which in turn is the sole managing member of EOC, the Company operates and controls all the business and affairs of Endeavor, and through Endeavor and its subsidiaries, conducts the Company’s business. The Company is a global sports and entertainment company.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to the current year presentation, including impacts for changes in the Company’s reportable segments as described in Note 15.

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

3.
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets, expanding the scope of this guidance to allow entities to apply the portfolio layer method to portfolios of all financial assets, including both prepayable and nonprepayable financial assets. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023 with no material effect on the Company’s financial position or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, which the Company has, the amendments in this update were effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023 with no material effect on the Company’s financial position or results of operations.

In September 2022, the FASB issued ASU 2022-04, Liabilities–Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU enhances the transparency of supplier finance programs. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023 with no material effect on the Company’s financial position or results of operations.

In December 2022, the FASB issued ASU 2022-05, Transition for Sold Contracts. This ASU amends the transition guidance in ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, to make targeted improvements to its guidance on long-duration contracts issued by an insurance entity. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023 with no material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions was permitted upon issuance of this update through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, in order to defer the sunset date of ASC 848 until December 31, 2024. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions in Topic 842, Leases, that apply to arrangements between related parties under common control. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). This ASU allows a reporting entity to elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, provided certain conditions are met. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial position or results of operations.

4.
ACQUISITIONS AND DIVESTITURES

2023 ACQUISITION

In March 2023, the Company completed an acquisition for a total purchase price of $16.8 million including contingent consideration with a fair value of $0.8 million. The Company recorded $13.6 million of goodwill and $7.5 million of intangible assets, of which the weighted average useful life ranges from 4 to 8 years. The goodwill was assigned to the Representation segment and is deductible for tax purposes.

2022 ACQUISITIONS

Diamond Baseball Holdings

In January 2022, the Company acquired four additional Professional Development League clubs (the "PDL Clubs"), which were being operated under the Diamond Baseball Holdings ("DBH") umbrella. DBH supported the PDL Clubs' commercial activities, content strategy and media rights. The combined aggregate purchase price for these four acquisitions was $64.2 million. The Company incurred $0.6 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations. The goodwill was assigned to the Owned Sports Properties segment. The weighted average life of finite-lived intangible assets acquired for these four PDL Clubs was 18.7 years. In September 2022, the Company sold its PDL Clubs that operated under the DBH umbrella.

Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

Accounts receivable	$89
Other current assets	491
Property and equipment	4,403
Right of use assets	7,270
Other assets	103
Intangible assets:
Customer relationships	1,960
Other	35,410
Goodwill	25,585
Accounts payable and accrued expenses	(93)
Other current liabilities	(56)
Operating lease liability	(9,470)
Deferred revenue	(1,455)
Net assets acquired	$64,237

2022 DIVESTITURE

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. The sale of 80% of the restricted Endeavor Content business closed in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is accounted for as an equity method investment and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other income, net during the three months ended March 31, 2022. The restricted Endeavor Content business was included in the Company’s Representation segment prior to the sale.

5. SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Accrued operating expenses	$287,999	$254,737
Payroll, bonuses and benefits	140,274	176,315
Other	103,108	94,187
Total accrued liabilities	$531,381	$525,239

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged			Balance at
	Beginning	to Costs and		Foreign	End of
	of Year	Expenses, Net	Deductions	Exchange	Period
Allowance for doubtful accounts
Three Months Ended March 31, 2023	$54,766	$6,268	$(4,185)	$279	$57,128

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental information:
Cash paid for interest	$82,834	$47,038
Cash payments for income taxes	14,708	7,751

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$22,922	$11,639
Contingent consideration provided in connection with acquisitions	844	—
Accretion of redeemable non-controlling interests	1,387	27,308
Investment in affiliates retained from a business divestiture	—	196,345
Items arising from EOC units and Endeavor Manager units exchanges:
Establishment of liabilities under tax receivable agreement	38,544	3,858
Deferred tax asset	32,647	4,539

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Balance — December 31, 2022	$2,674,038	$2,112,403	$498,256	$—	$5,284,697
Acquisitions	—	—	13,607	—	13,607
Reclassification	—	(607,427)	—	607,427	—
Foreign currency translation and other	—	1,706	5	2,055	3,766
Balance — March 31, 2023	$2,674,038	$1,506,682	$511,868	$609,482	$5,302,070

The reclassification of goodwill during the three months ended March 31, 2023 reflects the relative fair value allocation of the goodwill related to the businesses that were reclassified into the new segment, Sports Data & Technology, as described in Note 15.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2023 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.1	$1,053,861	$(359,474)	$694,387
Customer and client relationships	6.9	1,468,241	(1,090,655)	377,586
Internally developed technology	6.5	279,392	(101,851)	177,541
Other	4.3	49,295	(44,726)	4,569
		$2,850,789	$(1,596,706)	$1,254,083
Indefinite-lived:
Trade names		450,069	—	450,069
Owned events		471,737	—	471,737
Other		14,189	—	14,189
Total intangible assets		$3,786,784	$(1,596,706)	$2,190,078

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2022 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.1	$1,048,530	$(343,895)	$704,635
Customer and client relationships	6.9	1,464,584	(1,073,017)	391,567
Internally developed technology	6.5	276,094	(92,573)	183,521
Other	4.2	45,255	(44,654)	601
		$2,834,463	$(1,554,139)	$1,280,324
Indefinite-lived:
Trade names		447,559	—	447,559
Owned events		463,481	—	463,481
Other		14,219	—	14,219
Total intangible assets		$3,759,722	$(1,554,139)	$2,205,583

Intangible asset amortization expense was $41.2 million and $42.9 million for the three months ended March 31, 2023 and 2022, respectively.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	March 31,	December 31,
	2023	2022
Equity method investments	$202,721	$209,523
Equity investments without readily determinable fair values	145,689	127,297
Equity investments with readily determinable fair values	138	153
Total investments	$348,548	$336,973

Equity Method Investments

As of March 31, 2023 and December 31, 2022, the Company held various investments in non-marketable equity instruments of private companies. As of March 31, 2023, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business (now operating under the name Fifth Season) and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 6% to 50% as of March 31, 2023.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business ("Fifth Season"). The investment is accounted for as an equity method investment. The Company’s share of the net loss of Fifth Season for the three months ended March 31, 2023 and 2022 were $8.5 million and $2.9 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations.

As of March 31, 2023, the Company’s ownership in Learfield IMG College was approximately 42%. The Company’s share of the net loss of Learfield IMG College for the three months ended March 31, 2023 and 2022 was none and $21.5 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations. The Company is no longer recognizing its share of their net losses given that the investment carrying value is zero.

Equity Investments without Readily Determinable Fair Values

As of March 31, 2023 and December 31, 2022, the Company held various investments in non-marketable equity instruments of private companies.

For the three months ended March 31, 2023 and 2022, the Company performed its assessment on its investments without readily determinable fair values and recorded an increase of $0.7 million and $1.9 million, respectively, in other income, net in the consolidated statements of operations. The increases were due to observable price changes. For the three months ended March 31, 2023, the Company sold two investments for net consideration of $2.3 million and recorded related gains of $1.1 million. No investments were sold during the three months ended March 31, 2022.

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

As of March 31, 2023, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from March 31, 2023, with the exception of nine contracts which mature within 15 months from such date) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£86,056	in exchange for	$105,741	£ 0.81
Euro	€20,355	in exchange for	$21,823	€ 0.93
Singapore Dollar	S$ 9,600	in exchange for	$7,333	S$ 1.31

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains in accumulated other comprehensive loss of $0.3 million for the three months ended March 31, 2022. The Company reclassified a $0.8 million gain into net income for the three months ended March 31, 2022 in connection with the sale of the restricted Endeavor Content business and is included in the gain as described in Note 4. The Company did not recognize any net gains or losses in accumulated other comprehensive loss and did not reclassify any gains or losses into net income for the three months ended March 31, 2023.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net gain (loss) of $3.2 million and $(1.3) million for the three months ended March 31, 2023 and 2022, respectively, in other income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain of $0.9 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, in other income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. For the three months ended March 31, 2023 and 2022, the Company recorded (losses) gains of $(1.0) million and $47.7 million in accumulated other comprehensive income (loss) and reclassified gains (losses) of $11.8 million and $(7.3) million into net income, respectively.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	March 31, 2023
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$138	$—	$—	$138
Interest rate swaps	—	60,430	—	60,430
Forward foreign exchange contracts	—	1,077	—	1,077
Total	$138	$61,507	$—	$61,645
Liabilities:
Contingent consideration	$—	$—	$3,167	$3,167
Forward foreign exchange contracts	—	6,489	—	6,489
Total	$—	$6,489	$3,167	$9,656

	Fair Value Measurements as of
	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$153	$—	$—	$153
Interest rate swaps	—	75,865	—	75,865
Total	$153	$75,865	$—	$76,018
Liabilities:
Contingent consideration	$—	$—	$4,524	$4,524
Forward foreign exchange contracts	—	11,107	—	11,107
Total	$—	$11,107	$4,524	$15,631

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2023.

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

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of March 31, 2023 and December 31, 2022, the Company had $1.0 million and none in other current assets, less than $0.1 million and none in other assets, $3.6 million and $6.0 million in other current liabilities, and $2.9 million and $5.1 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). The fair value of the swaps was $60.4 million and $75.9 million as of March 31, 2023 and December 31, 2022, respectively, and was included in other assets in the consolidated balance sheets.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	March 31,	December 31,
	2023	2022
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,298,383	$2,305,916
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,752,017	2,759,767
Other debt (3.25%-14.50% Notes due at various dates through 2033)	147,056	153,490
Total principal	5,197,456	5,219,173
Unamortized discount	(15,854)	(17,523)
Unamortized issuance costs	(30,408)	(33,104)
Total debt	5,151,194	5,168,546
Less: current portion	(88,686)	(88,309)
Total long-term debt	$5,062,508	$5,080,237

2014 Credit Facilities

As of March 31, 2023 and December 31, 2022, the Company had $2.3 billion outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility").

The financial debt covenant of the 2014 Credit Facilities did not apply as of March 31, 2023 and December 31, 2022 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $19.5 million and $19.4 million as of March 31, 2023 and December 31, 2022, respectively.

Zuffa Credit Facilities

As of March 31, 2023 and December 31, 2022, the Company has $2.8 billion outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa.

The financial debt covenant of the Zuffa Credit Facilities did not apply as of March 31, 2023 and December 31, 2022 as Zuffa had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Zuffa had $10.0 million and no outstanding letters of credit under as of March 31, 2023 and December 31, 2022, respectively.

Other Debt

On Location Revolver

The On Location ("OL") revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. As of March 31, 2023, the Company was in compliance with the financial debt covenant.

OL had no letters of credit outstanding under the revolving credit agreement as of March 31, 2023 and December 31, 2022.

Receivables Purchase Agreement

As of March 31, 2023 and December 31, 2022, the debt outstanding under these arrangements was $23.7 million and $28.2 million, respectively.

Zuffa Secured Commercial Loans

As of March 31, 2023 and December 31, 2022, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of March 31, 2023, EGH held long-term deferred tax benefits of $789.9 million, an intercompany note receivable from EOC of $50.0 million, as well as tax receivable agreement liability ("TRA") of $997.8 million, of which $842.9 million was classified as long-term and $154.9 million was classified as current. As of December 31, 2022, EGH held long-term deferred income taxes of $756.4 million as well as a TRA of $1,011.7 million, of which $961.6 million was classified as long-term and $50.1 million was classified as current. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.0 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

11. REDEEMABLE NON-CONTROLLING INTERESTS

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson Holdings, LLC ("Barrett-Jackson") in August 2022, the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett-Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of March 31, 2023 and December 31, 2022, the estimated redemption value was below the carrying value of $220.0 million and $207.9 million, respectively.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of March 31, 2023 and December 31, 2022, the estimated redemption value was $9.9 million and $9.7 million, respectively.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of March 31, 2023 and December 31, 2022, the estimated redemption value was below the carrying value of $24.0 million and $24.6 million, respectively.

12. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income available to common stockholders of the Company divided by the weighted average number of shares of Class A Common Stock outstanding during the same period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period.

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the periods is presented below (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Basic earnings per share
Numerator
Consolidated net income	$36,255	$517,666
Net income attributable to NCI (Endeavor Operating Company)	26,559	170,943
Net income attributable to NCI (Endeavor Manager)	1,665	27,177
Net income attributable to EGH common shareholders	$8,031	$319,546
Denominator
Weighted average Class A Common Shares outstanding - Basic	291,936,777	268,489,176
Basic earnings per share	$0.03	$1.19

	Three Months Ended March 31,
	2023	2022
Diluted earnings per share
Numerator
Consolidated net income	$36,255	$517,666
Net income attributable to NCI (Endeavor Operating Company)	26,644	5,407
Net income attributable to NCI (Endeavor Manager)	1,665	—
Net income attributable to EGH common shareholders	$7,946	$512,259
Denominator
Weighted average Class A Common Shares outstanding - Basic	291,936,777	268,489,176
Additional shares assuming exchange of EOC Profits Units	714,931	4,219,455
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	2,633,533	2,863,781
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	—	167,466,205
Weighted average number of shares used in computing diluted earnings per share	295,285,241	443,038,617
Diluted earnings per share	$0.03	$1.16

Securities that are anti-dilutive for the period
Stock Options	4,150,684	2,512,767
Unvested RSUs	3,264,592	1,268,888
Manager LLC Units	22,977,488	—
EOC Common Units	135,819,453	—
EOC Profits Interest & Phantom Units	12,488,885	—
Redeemable non-controlling interests	7,608,312	—

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

In accordance with ASC Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three months ended March 31, 2023 and 2022 based upon the AETR.

The provision for (benefit from) income taxes for the three months ended March 31, 2023 and 2022 is $35.5 million and $(17.2) million, respectively, based on pretax income of $78.3 million and $521.1 million, respectively. The effective tax rate is 45.3% and (3.3)% for the three months ended March 31, 2023 and 2022, respectively. The tax expense for the three months ended March 31, 2023 differs from the same period in 2022 primarily due to the release of a $56.5 million valuation allowance on deferred tax assets in the three months ended March 31, 2022. Any tax balances reflected on the March 31, 2023 balance sheet will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2023.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, withholding taxes in foreign jurisdictions that are not based on net income, and increased income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of March 31, 2023 and December 31, 2022, the Company had unrecognized tax benefits of $42.7 million and $42.4 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

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

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. The IRA did not have a material impact on our consolidated financial statements.

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). While various jurisdictions are in the process of enacting legislation to adopt GloBE rules, only South Korea and Japan have enacted such legislation. Other countries are expected to adopt GloBE rules in 2023 with effective dates beginning in 2024. Changes in tax laws in the various countries in which the Company operates can negatively impact the Company's results of operations and financial position in future periods. The Company will continue to monitor legislative and regulatory developments in this area.

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO ("TRA Holders"). The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize, as a result of the following attributes: (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRA, (iii) deductions attributable to imputed interest pursuant to the TRA and (iv) other tax attributes (including tax basis) allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

14. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three months ended March 31, 2023 and 2022 (in thousands). As described in Note 15, the Company created a fourth segment, Sports Data & Technology. Accordingly, prior year amounts of the Company's disaggregated revenue were reclassified to conform to the current presentation:

	Three Months Ended March 31, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$189,042	$124,000	$—	$69,063	$382,105
Technology platforms and services	—	15,268	—	31,796	47,064
Media production, distribution and content	1,966	62,312	69,135	—	133,413
Events and performance	162,281	599,206	—	—	761,487
Talent representation and licensing	—	—	202,862	—	202,862
Marketing	—	—	78,243	—	78,243
Eliminations	—	—	—	—	(8,337)
Total	$353,289	$800,786	$350,240	$100,859	$1,596,837

	Three Months Ended March 31, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$156,965	$118,085	$—	$45,043	$320,093
Technology platforms and services	—	22,371	—	—	22,371
Media production, distribution and content	2,300	63,011	73,744	—	139,055
Events and performance	137,424	577,468	—	—	714,892
Talent representation and licensing	—	—	199,171	—	199,171
Marketing	—	—	84,406	—	84,406
Eliminations	—	—	—	—	(6,225)
Total	$296,689	$780,935	$357,321	$45,043	$1,473,763

In the three months ended March 31, 2023 and 2022, there was revenue recognized of $14.0 million and $17.4 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of March 31, 2023 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2023	$1,405,289
2024	1,481,813
2025	1,264,164
2026	306,846
2027	227,859
Thereafter	507,421
$5,193,392

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

The following table presents the Company’s contract liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

Description	As of December 31, 2022	Additions	Deductions	Acquisitions	Foreign Exchange	As of March 31, 2023
Deferred revenue - current	$716,147	$857,300	$(855,960)	$10,516	$2,031	$730,034
Deferred revenue - noncurrent	$91,838	$29,497	$(445)	$—	$245	$121,135

15. SEGMENT INFORMATION

Subsequent to the acquisition of OpenBet and effective January 1, 2023, the Company created a fourth segment, Sports Data & Technology, to align with how the Company's chief operating decision maker ("CODM") manages the businesses. This segment consists of the Company's sports data and technology business, IMG ARENA, and OpenBet, the Company's recently acquired sports betting content, platform and service provider business, both of which were previously included in the Company's Events, Experiences & Rights segment. As a result, the Company now has the following four reportable segments: Owned Sports Properties, Events, Experiences & Rights, Representation, and Sports Data & Technology. The Company also reports the results for the "Corporate" group. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The profitability measure employed by the Company’s CODM for allocating resources and assessing operating performance is Adjusted EBITDA. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended March 31,
	2023	2022
Owned Sports Properties	$353,289	$296,689
Events, Experiences & Rights	800,786	780,935
Representation	350,240	357,321
Sports Data & Technology	100,859	45,043
Eliminations	(8,337)	(6,225)
Total consolidated revenue	$1,596,837	$1,473,763

Reconciliation of segment profitability

	Three Months Ended March 31,
	2023	2022
Owned Sports Properties	$185,671	$148,741
Events, Experiences & Rights	107,991	126,001
Representation	84,206	101,705
Sports Data & Technology	4,472	6,482
Corporate	(75,948)	(68,480)
Adjusted EBITDA	306,392	314,449
Reconciling items:
Equity earnings of affiliates	(1,977)	(3,749)
Interest expense, net	(85,097)	(59,272)
Depreciation and amortization	(66,751)	(65,994)
Equity-based compensation expense	(78,691)	(50,856)
Merger, acquisition and earn-out costs	(14,534)	(12,794)
Certain legal costs	(2,422)	(1,002)
Restructuring, severance and impairment	(8,200)	(518)
Fair value adjustment - equity investments	713	1,653
Gain on sale of the restricted Endeavor Content business	—	463,641
Tax receivable agreement liability adjustment	2,344	(53,497)
Other	26,494	(10,974)
Income before income taxes and equity losses of affiliates	$78,271	$521,087

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

17. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Other current assets	$17,582	$17,827
Investments	2,617	2,146
Accrued liabilities	1,500	—
Deferred revenue	812	825
Other current liabilities	5,249	3,801

	Three Month Ended March 31,
	2023	2022
Revenue	$14,744	$7,739
Direct operating costs	4,494	4,696
Selling, general and administrative expenses	954	1,861
Other (expense) income, net	(625)	(14,125)

As of March 31, 2023, the Company has an equity-method investment in Euroleague, a related party. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $3.8 million and $3.7 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three months ended March 31, 2023 and 2022, the Company recognized revenue of $4.0 million and $2.8 million, respectively, for production services provided to Euroleague as well as direct operating costs of $3.6 million and $1.4 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Sports Data & Technology segment. As of March 31, 2023 and December 31, 2022, the Company had a receivable of $9.8 million and $8.4 million, respectively, and a payable of $3.1 million and $1.0 million, respectively.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three months ended March 31, 2023 and 2022, the Company recorded expenses of $1.5 million and $15.0 million, respectively, in transaction costs with Raine for investment banking services in connection with the sale of certain businesses (Note 4). In addition, as of March 31, 2023 and December 31, 2022, the Company had investments of $2.6 million and $2.1 million, respectively, in a non-marketable fund maintained by Raine.

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize (Note 13). As of March 31, 2023 and December 31, 2022, the Company had $997.8 million and $1,011.7 million recorded, respectively, of which $364.3 million and $390.1 million, respectively, is due to related parties.

18. SUBSEQUENT EVENTS

WWE Transaction

In April 2023, the Company entered into a transaction agreement with World Wrestling Entertainment, Inc. ("WWE") to, among other things, form a new publicly traded company ("New PubCo") consisting of the UFC and WWE businesses. Upon close, which is expected in the second half of 2023, (A) EGH and/or its subsidiaries will hold (1) a 51% controlling non-economic voting interest in New PubCo and (2) a 51% economic interest in an operating subsidiary ("HoldCo"), which will own all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE will hold (1) a 49% voting interest in New PubCo and (2) a 100% economic interest in New PubCo, which will in turn hold a 49% economic interest in HoldCo.

Amendments to Revolvers

In April 2023, the Company executed amendments on the Revolving Credit Facility and the Zuffa Revolving Credit Facility to extend the maturities by six months to November 18, 2024 and October 29, 2024, respectively. Additionally, the adjusted LIBOR reference rate used for both facilities was replaced with an adjusted Term Secured Overnight Financing Rate ("SOFR").

IMG Academy Transaction

In April 2023, the Company entered into a purchase agreement to sell all of the issued and outstanding Class A Units of IMG Academy Parent, LLC in exchange for estimated aggregate cash proceeds equal to approximately $1.1 billion, subject to certain adjustments. The closing of this transaction is expected in the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our 2022 Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" of our 2022 Annual Report or in other sections of the 2022 Annual Report and this Quarterly Report.

BUSINESS OVERVIEW

Endeavor is a global sports and entertainment company. We own and operate premium sports properties, including the UFC, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports and entertainment talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, brand licensing, sports data and technology, and experiential marketing. The addition of these new capabilities and insights transformed our business into an integrated global platform anchored by owned and managed premium intellectual property.

Segments

Subsequent to the acquisition of OpenBet and effective January 1, 2023, the Company created a fourth segment, Sports Data & Technology, to align with how our chief operating decision maker manages our businesses. As a result, we now operate our business in four segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; (iii) Representation and (iv) Sports Data & Technology. All prior period amounts related to the segment changes have been retrospectively reclassified to conform to the current presentation.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of premium sports properties, including UFC, PBR and Euroleague.

Through the UFC, the world’s premier professional MMA organization, we produce more than 40 live events annually which are broadcast in over 170 countries and territories to over 900 million TV households. UFC was founded in 1993 and has grown in popularity, having now hosted more than 600 events and reaching a global audience through an increasing array of global broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with ESPN and other international broadcasters and our increasing consumer engagement is evidenced by the overall follower growth and engagement across our social channels - now reaching 228 million followers.

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

In April 2023, we entered into a transaction agreement with World Wrestling Entertainment, Inc. (“WWE”) to, among other things, form a new publicly traded company ("New PubCo") consisting of the UFC and WWE businesses where (A) EGH and/or its subsidiaries will hold (1) a 51% controlling non-economic voting interest in New PubCo and (2) a 51% economic interest in an operating subsidiary ("HoldCo"), which will own all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE will hold (1) a 49% voting interest in New PubCo and (2) a 100% economic interest in New PubCo, which will in turn hold a 49% economic interest in HoldCo (the "Transactions"). Subject to and upon closing of the Transactions, which is expected in the second half of 2023, New PubCo is expected to be included in our Owned Sports Properties segment.

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

We are one of the largest independent global distributors of sports video programming and data. We sell media rights globally on behalf of more than 150 clients such as the International Olympic Committee, the ATP Tour and the National Hockey League, as well as for our owned assets and channels. Our production business is one of the largest creators of sports programming, responsible for thousands of hours of content on behalf of more than 200 federations, associations and events, including the English Premier League, The R&A, DP World Tour, and our owned asset, UFC, as well as owned channels Sport 24 and EDGEsport.

Additionally, we own and operate IMG Academy, a leading sports and education brand with an innovative suite of on-campus and online programming, including its Bradenton, Florida boarding school and sports camps, IMG Academy+ online coaching, as well as Next College Student Athlete, which provides recruiting and admissions services to high school student athletes and college athletic departments and admissions officers (collectively, the "Academy"). In April 2023, we entered into a purchase agreement to sell all of the issued and outstanding Class A Units of IMG Academy Parent LLC, which is expected to close in the third quarter of 2023.

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

Previously, our Representation segment included our restricted Endeavor Content business (which now operates under the name Fifth Season), which provided a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In January 2022, we sold 80% of the restricted Endeavor Content business in connection with a franchise agreement and side letter that we signed directly with the Writer's Guild of America East and the Writer's Guild of America West (collectively, the "WGA"). Our retained 20% interest is accounted for as an equity method investment and is not part of the Representation segment.

The collective bargaining agreement between the WGA, of which WME’s writer clients are members, on the one hand, and the alliance of Motion Picture and Television Producers (“AMPTP”), on the other hand, expired May 1, 2023, without agreement on new terms. As a result, the WGA has instructed our WGA-member clients to strike AMPTP companies until a new agreement is reached. As agents for these writers, WME cannot negotiate on the WGA-member writer clients’ behalf during the duration of the strike. The impact the strike is likely to have on our representation business as well as our consolidated results will depend on its scope and duration.

Sports Data & Technology

Our Sports Data & Technology segment, which was formed on January 1, 2023, is comprised of our sports data and technology business, IMG ARENA, and OpenBet, which were both previously included in our Events, Experiences & Rights segment. IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre. Our OpenBet business specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform.

Components of Our Results of Operations

Revenue

In our Owned Sports Properties segment, we primarily generate revenue via media rights fees, pay-per-view, sponsorships, ticket sales, subscriptions, and license fees. In our Events, Experiences & Rights segment, we primarily generate revenue from media rights sales, production service and studio fees, sponsorships, ticket and premium experience sales, subscriptions, streaming fees, tuition, profit sharing, and commissions. In our Representation segment, we generate revenue primarily through commissions, packaging fees, marketing and consulting fees, production fees, and content licensing fees. In our Sports Data & Technology segment, we primarily generate revenue via media and data rights fees, software license fees, and service fees, by providing media, data and technology platforms that offer tailored solutions for sportsbooks as well as proprietary trading and pricing solutions.

Direct Operating Costs

Our direct operating costs primarily include third-party expenses associated with the production of events and experiences, operation of our training and education facilities, and fees for media rights and data, including required payments related to sales agency contracts when minimum sales guarantees are not met.

Selling, General and Administrative

Our selling, general and administrative expenses primarily include personnel costs as well as rent, professional service costs and other overhead required to support our operations and corporate structure.

Provision for Income Taxes

EGH was incorporated as a Delaware corporation in January 2019. It was formed as a holding company for the purpose of completing an initial public offering ("IPO") and other related transactions. As the sole managing member of Endeavor Manager, which is the sole managing member of EOC, EGH operates and controls all the business and affairs of EOC, and through EOC and its subsidiaries, conducts the Company’s business. EGH is subject to corporate income tax on its share of taxable income or loss of EOC, derived from Endeavor Manager. EOC is treated as a partnership for U.S. federal income tax purposes and is therefore not subject to U.S. corporate income tax. However, certain of EOC’s subsidiaries are subject to U.S. or foreign corporate income tax.

Organization

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

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Endeavor Manager and Endeavor Operating Company, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreement ("TRA"). The Company entered into the TRA with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreement".

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2023 and 2022. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$1,596,837	$1,473,763
Operating expenses:
Direct operating costs	724,282	694,641
Selling, general and administrative expenses	669,213	540,206
Insurance recoveries	—	(993)
Depreciation and amortization	66,751	65,994
Total operating expenses	1,460,246	1,299,848
Operating income	136,591	173,915
Other (expense) income:
Interest expense, net	(85,097)	(59,272)
Tax receivable agreement liability adjustment	2,344	(53,497)
Other income, net	24,433	459,941
Income before income taxes and equity losses of affiliates	78,271	521,087
Provision for (benefit from) income taxes	35,470	(17,234)
Income before equity losses of affiliates	42,801	538,321
Equity losses of affiliates, net of tax	(6,546)	(20,655)
Net income	36,255	517,666
Less: Net income attributable to non-controlling interests	28,224	198,120
Net income attributable to Endeavor Group Holdings, Inc.	$8,031	$319,546

Revenue

Revenue increased $123.1 million, or 8.4%, to $1,596.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

•
Owned Sports Properties increased by $56.6 million, or 19.1%. The increase was driven by higher media rights fees, sponsorship, commercial pay-per-view ("PPV") and event related revenue primarily due to one additional PPV event, as well as more events with live audiences this year at UFC. Additionally, at PBR, the increase was driven by higher ticket sales due to greater demand and an increase in revenue from the team series.
•
Events, Experiences & Rights increased by $19.9 million, or 2.5%. The increase was primarily driven by event and performance revenue due to Barrett-Jackson, which was acquired in August 2022, increases from tennis events, including the Miami Open, and growth at the Academy partially offset by the discontinuance of On Location's music festival business in Mexico.
•
Representation decreased by $7.1 million, or 2.0%. The decrease was primarily driven by the revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022, as well as a decrease in our marketing and experiential business due primarily to the disposition of certain contracts in the quarter. These decreases were partially offset by an increase at our agency business driven by television, music and fashion.
•
Sports Data & Technology increased by $55.8 million, or 123.9%. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in existing betting data contracts at IMG ARENA.

Direct operating costs

Direct operating costs increased $29.6 million, or 4.3%, to $724.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase of $28 million for betting data costs and $21 million in connection with the revenue increases mentioned above for UFC and PBR. These increases were partially offset by a decrease related to the sale of the restricted Endeavor Content business recorded in the prior year and a decrease in marketing and experiential activation costs in connection with the revenue decreases mentioned above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $129.0 million, or 23.9%, to $669.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was principally due to higher cost of personnel, including equity-based compensation of $28 million, driven by growth in the business, the inclusion of Barrett-Jackson and OpenBet, and the continued ramp up ahead of the Olympics, as well as increases in travel expenses and professional fees.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the three months ended March 31, 2023 and 2022, we recognized none and $1.0 million of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization increased $0.8 million, or 1.1%, to $66.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by new capital expenditures being placed into service and intangibles acquired through acquisitions partially offset by certain intangible assets becoming fully amortized.

Interest expense, net

Interest expense, net increased $25.8 million, or 43.6% to $85.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by higher interest rates offset by lower indebtedness.

Tax receivable agreement liability adjustment

For the three months ended March 31, 2023, the Company recorded a $2.3 million benefit for the tax receivable agreement liability related to a change in estimates related to future TRA payments.

For the three months ended March 31, 2022, the Company recorded a $53.5 million expense for the tax receivable agreement liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRA.

Other income, net

Other income, net for the three months ended March 31, 2023 was $24.4 million compared to $459.9 million for the three months ended March 31, 2022. The income for the three months ended March 31, 2023 included gains of $9.6 million, $6.2 million and $3.3 million due to foreign currency transactions, the sales of certain businesses and the change in the fair value of forward foreign exchange contracts, respectively. The income for the three months ended March 31, 2022 included a gain of $463.6 million for the sale of the restricted Endeavor Content business partially offset by $4.7 million for foreign currency transaction losses.

Provision for (benefit from) income taxes

For the three months ended March 31, 2023, we recorded a provision for income taxes of $35.5 million compared to a benefit from income taxes of $17.2 million for the three months ended March 31, 2022. The tax expense for the three months ended March 31, 2023 differs from the same period in 2022 primarily due to the release of a $56.5 million valuation allowance on deferred tax assets in the three months ended March 31, 2022. The release of the valuation allowance was due to the expected realization of certain tax benefits in connection with the recording of a TRA liability.

Equity losses of affiliates, net of tax

Equity losses of affiliates decreased $14.1 million to $6.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The losses recorded for the three months ended March 31, 2023 related primarily to our 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022. The losses recorded for the three months ended March 31, 2022 related primarily to our investments in Learfield IMG College and the restricted Endeavor Content business.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests was $28.2 million for the three months ended March 31, 2023 compared to $198.1 million for the three months ended March 31, 2022. The change was primarily driven by the significant decrease in net income in the comparable periods due to the recognition of the gain on the sale of the restricted Endeavor Content business in the prior period.

SEGMENT RESULTS OF OPERATIONS

We classify our business into four reporting segments: Owned Sports Properties; Events, Experiences & Rights; Representation; and Sports Data & Technology. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability and is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue:
Owned Sports Properties	$353,289	$296,689
Events, Experiences & Rights	800,786	780,935
Representation	350,240	357,321
Sports Data & Technology	100,859	45,043
Eliminations	(8,337)	(6,225)
Total Revenue	$1,596,837	$1,473,763
Adjusted EBITDA:
Owned Sports Properties	$185,671	$148,741
Events, Experiences & Rights	107,991	126,001
Representation	84,206	101,705
Sports Data & Technology	4,472	6,482
Corporate	(75,948)	(68,480)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Revenue	$353,289	$296,689
Direct operating costs	$115,773	$94,716
Selling, general and administrative expenses	$52,654	$52,872
Adjusted EBITDA	$185,671	$148,741
Adjusted EBITDA margin	52.6%	50.1%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue for the three months ended March 31, 2023 increased $56.6 million, or 19.1%, to $353.3 million, compared to the three months ended March 31, 2022. The increase was driven primarily by an increase in UFC of $46 million, which was due to higher media rights fees, sponsorship, commercial PPV and event related revenue due to one additional PPV event, as well as more events with live audiences this year. PBR revenue increased $9 million primarily due to an increase in ticket sales due to greater demand and an increase in revenue from the teams series.

Direct operating costs for the three months ended March 31, 2023 increased $21.1 million, or 22.2%, to $115.8 million, compared to the three months ended March 31, 2022. The increase was attributable to increases in athlete, production, marketing and event expenses for UFC primarily from having four PPV events in the current quarter, three of which were outside the U.S., as compared to three domestic PPV events in 2022. PBR direct operating costs also increased driven by event growth.

Selling, general and administrative expenses for the three months ended March 31, 2023 decreased $0.2 million, or 0.4%, to $52.7 million, compared to the three months ended March 31, 2022. The decrease was primarily attributable to costs associated with Diamond Baseball Holdings, which was sold in September 2022, partially offset by an increase in cost of personnel to support the growth of the business.

Adjusted EBITDA for the three months ended March 31, 2023 increased $36.9 million, or 24.8%, to $185.7 million, compared to the three months ended March 31, 2022. The increase in Adjusted EBITDA was primarily driven by increases in revenue partially offset by increases in direct operating costs.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Revenue	$800,786	$780,935
Direct operating costs	$508,975	$509,631
Selling, general and administrative expenses	$185,671	$150,300
Adjusted EBITDA	$107,991	$126,001
Adjusted EBITDA margin	13.5%	16.1%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue for the three months ended March 31, 2023 increased $19.9 million, or 2.5%, to $800.8 million, compared to the three months ended March 31, 2022. Event and performance revenue increased $22 million primarily due to Barrett-Jackson, which was acquired in August 2022, increases from tennis events, including the Miami Open, and growth at the Academy, partially offset by the discontinuance of On Location's music festival business in Mexico. which was $75 million in the prior year quarter. Media rights fees increased $6 million primarily due to the new biennial Arabian Gulf Cup event partially offset by the timing of the CONCACAF world cup qualifying matches in the prior year quarter.

Direct operating costs for the three months ended March 31, 2023 decreased $0.7 million, or 0.1%, to $509.0 million, compared to the three months ended March 31, 2022. The increase was due to the increases in related revenue described above but were more than offset by the lack of music festivals in the three months ended March 31, 2023.

Selling, general and administrative expenses for the three months ended March 31, 2023 increased $35.4 million, or 23.5%, to $185.7 million, compared to the three months ended March 31, 2022. The increase was primarily driven by increased cost of personnel related to the inclusion of Barrett-Jackson in the current year, the continued ramp up ahead of the Olympics and the growth of the business.

Adjusted EBITDA for the three months ended March 31, 2023 decreased $18.0 million, or 14.3%, to $108.0 million, compared to the three months ended March 31, 2022. The decrease in Adjusted EBITDA was primarily driven by an increase selling, general and administrative expenses partially offset by an increase in revenue and a slight decrease in direct operating costs.

Representation

The following table sets forth our Representation segment results for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Revenue	$350,240	$357,321
Direct operating costs	$54,512	$69,773
Selling, general and administrative expenses	$211,739	$185,882
Adjusted EBITDA	$84,206	$101,705
Adjusted EBITDA margin	24.0%	28.5%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue for the three months ended March 31, 2023 decreased $7.1 million, or 2.0%, to $350.2 million, compared to the three months ended March 31, 2022. The decrease was primarily attributable to the $14 million of revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022, as well as a decrease at our marketing and experiential business due primarily to the disposition of certain contracts in the quarter. These decreases were partially offset by an increase of $13 million related to our agency business driven by television, music and fashion.

Direct operating costs for the three months ended March 31, 2023 decreased $15.3 million, or 21.9%, to $54.5 million, compared to the three months ended March 31, 2022. The decrease was primarily attributable to the above mentioned sale of the restricted Endeavor Content business and to decreases in marketing and experiential activations.

Selling, general and administrative expenses for the three months ended March 31, 2023 increased $25.9 million, or 13.9%, to $211.7 million, compared to the three months ended March 31, 2022. The increase was primarily driven by cost of personnel partially offset by the sale of the restricted Endeavor Content business.

Adjusted EBITDA for the three months ended March 31, 2023 decreased $17.5 million, or 17.2%, to $84.2 million, compared to the three months ended March 31, 2022. The decrease in Adjusted EBITDA was driven by the increase in selling, general and administrative expenses and decreases in revenue partially offset by a decrease in direct operating costs.

Sports Data & Technology

The following table sets forth our Sports Data & Technology segment results for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Revenue	$100,859	$45,043
Direct operating costs	$54,152	$26,688
Selling, general and administrative expenses	$42,005	$11,872
Adjusted EBITDA	$4,472	$6,482
Adjusted EBITDA margin	4.4%	14.4%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue for the three months ended March 31, 2023 increased $55.8 million, or 123.9%, to $100.9 million, compared to the three months ended March 31, 2022. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in existing betting data contracts at IMG ARENA.

Direct operating costs for the three months ended March 31, 2023 increased $27.5 million, or 102.9%, to $54.2 million, compared to the three months ended March 31, 2023. The increase was primarily driven by costs associated with the revenue growth described above, as well as new betting data costs in advance of the sales cycle at IMG ARENA.

Selling, general and administrative expenses for the three months ended March 31, 2023 increased $30.1 million, or 253.8%, to $42.0 million, compared to the three months ended March 31, 2022. The increase was primarily due to the inclusion of OpenBet, which was acquired in September 2022.

Adjusted EBITDA for the three months ended March 31, 2023 decreased $2.0 million, or 31.0%, to $4.5 million, compared to the three months ended March 31, 2023. Adjusted EBITDA was benefited from the inclusion of OpenBet but was more than offset by the new betting data costs at IMG ARENA that were incurred in advance of the sales cycle.

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

The following table sets forth our results for Corporate for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Adjusted EBITDA	$(75,948)	$(68,480)

Adjusted EBITDA for the three months ended March 31, 2023 decreased $7.5 million, or 10.9%, to $(75.9) million, compared to the three months ended March 31, 2022. The decline was driven by an increase in cost of personnel and an increase in travel and entertainment expenses.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings, tax receivable agreement liability adjustment, and certain other items, when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

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

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$36,255	$517,666
Provision for (benefit from) income taxes	35,470	(17,234)
Interest expense, net	85,097	59,272
Depreciation and amortization	66,751	65,994
Equity-based compensation expense (1)	78,691	50,856
Merger, acquisition and earn-out costs (2)	14,534	12,794
Certain legal costs (3)	2,422	1,002
Restructuring, severance and impairment (4)	8,200	518
Fair value adjustment - equity investments (5)	(713)	(1,653)
Equity method losses - Learfield IMG College and Endeavor Content (6)	8,523	24,404
Gain on sale of the restricted Endeavor Content business(7)	—	(463,641)
Tax receivable agreement liability adjustment (8)	(2,344)	53,497
Other (9)	(26,494)	10,974
Adjusted EBITDA	$306,392	$314,449
Net income margin	2.3%	35.1%
Adjusted EBITDA margin	19.2%	21.3%

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The increase for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to grants issued under the Endeavor Group Holdings, Inc.'s 2021 Incentive Award Plan during the three months ended March 31, 2023. Equity-based compensation was recognized in all segments and Corporate for three months ended March 31, 2023 and 2022.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the three months ended March 31, 2023 primarily related to professional advisor costs, which were approximately $8 million and related to our Events, Experiences & Rights and Representation segments and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $4 million, which primarily related to our Events, Experiences & Rights, Representation and Sport Data & Technology segments.

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

Such costs for the three months ended March 31, 2023 primarily relates to the restructuring expenses in our Events, Experiences & Rights and Representation segments and Corporate.

Such costs for the three months ended March 31, 2022 primarily relates to the restructuring expenses in our Events, Experiences & Rights and Representation segments.

(5)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.

(6)
Relates to losses from the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022. For the three months ended March, 31, 2022, also relates to equity method losses from our investment in Learfield IMG College.
(7)
Relates to the gain recorded for the sale of the restricted Endeavor Content business, net of transactions costs of $15.0 million.
(8)
For the three months ended March 31, 2023, includes a $2.3 million benefit for the tax receivable agreement liability related to a change in estimates related to future TRA payments.

For the three months ended March, 31, 2022, includes a $53.5 million expense for the tax receivable agreement liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRA.

(9)
For the three months ended March 31, 2023, other was comprised primarily of gains of approximately $10 million on foreign currency exchange transactions, which related to all of our segments and Corporate; gains of approximately $6 million on the sales of certain businesses, which relates to our Events, Experiences & Rights segment; a gain of approximately $5 million from the resolution of a contingency; and a gain of approximately $3 million related to change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate.

For the three months ended March 31, 2022, other costs were comprised primarily of losses of approximately $5 million on foreign exchange transactions, which related to all of our segments and Corporate, an approximately $1 million loss related to change in the fair value of forward foreign exchange contracts, which related to Corporate and an approximately $1 million loss on disposal of an asset related to our Events, Experiences & Rights segment.

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

Debt facilities

As of March 31, 2023, we had an aggregate of $5.1 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of March 31, 2023, we had total borrowing capacity of $405 million under the Senior Credit Facilities, of which approximately $376 million was available to borrow.

Credit Facilities

As of March 31, 2023, we have borrowed an aggregate of $2.3 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the "ABR") plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. In August 2022, the Company entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility has been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. As of March 31, 2023, approximately 98% of our Term Loans is hedged. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of March 31, 2023, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of March 31, 2023, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $19.5 million. The revolving facility matures on November 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on March 31, 2023, as we had no borrowing outstanding under the revolving credit facility.

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

UFC Credit Facilities

As of March 31, 2023, we have borrowed an aggregate of $2.8 billion of first lien term loans under the UFC Credit Facilities. Borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of March 31, 2023, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of March 31, 2023, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. The revolving facility under the UFC Credit Facilities matures on October 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on March 31, 2023, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of March 31, 2023, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which $10.0 million was outstanding and $47.0 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2023 and 2025, bearing interest at rates of 2.75% plus LIBOR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the "OL Credit Facility"). As of March 31, 2023, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

Cash Flows Overview

Three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$96,722	$(58,098)
Net cash (used in) provided by investing activities	$(74,120)	$544,739
Net cash used in financing activities	$(89,862)	$(19,143)

Cash provided by operating activities improved from $58.1 million of cash used in the three months ended March 31, 2022 to $96.7 million of cash provided in the three months ended March 31, 2023. Cash provided in the three months ended March 31, 2023 was primarily due to net income of $36.3 million, which included non-cash items of $158.1 million, offset by the increase in accounts receivable of $73.4 million due to timing of events, such as Super Bowl LVII, NCAA March Madness and Miami Open, as well as timing of collections from customers, and other assets of $55.2 million due to the buildup to the Olympics. Cash used in the three months ended March 31, 2022 was primarily due to the increase in accounts receivable of $157.1 million due to the timing of events and the decrease in deferred revenue of $153.6 million due to events taking place in the quarter, such as Super Bowl LVI and various music events, partially offset by net income of $517.7 million, which included non-cash items of $276.3 million.

Investing activities changed from $544.7 million of cash provided in the three months ended March 31, 2022 to $74.1 million of cash used in the three months ended March 31, 2023. Cash used in the three months ended March 31, 2023 primarily reflects payments for acquisitions of businesses, capital expenditures and investments in non-controlled affiliates totaling $86.2 million partially offset by cash proceeds received from the sale of certain businesses and assets of $10.5 million. Cash provided in the three months ended March 31, 2022 primarily reflects net cash proceeds received from the sale of the restricted Endeavor Content business of $649.7 million offset by payments for acquisitions of businesses, capital expenditures and investments in non-controlled affiliates totaling $104.7 million.

Financing activities increased from $19.1 million of cash used in the three months ended March 31, 2022 to $89.9 million of cash used in the three months ended March 31, 2023. Cash used in the three months ended March 31, 2023 primarily reflects payments for the tax receivable agreement, distributions and debt of $37.5 million, $26.3 million and $22.2 million, respectively. Cash used in the three months ended March 31, 2022 primarily reflects net payments on debt of $14.5 million and redemption of certain of our equity interests of $7.1 million.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein) and (4) proceeds from the potential sale of the Academy business. Based on our current expectations, we believe that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service for at least the next 12 months.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions and earn-outs and deferred purchase price payments from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay interest and principal when due on our Senior Credit Facilities, (6) make payments under the tax receivable agreement, (7) pay income taxes, (8) make distributions to members, and (9) reduce our outstanding indebtedness under our Senior Credit Facilities.

We may also use our cash to effect equity repurchases of our Class A common stock under our stock repurchase authorization and/or to pay cash dividends. On May 7, 2023, we approved an event-driven repurchase authorization that permits us to repurchase shares of our Class A common stock in an aggregate amount of up to $300 million, subject to and contingent upon the sale IMG Academy and the receipt of proceeds therefrom. Any such repurchases may be made at any time and from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. This share repurchase authorization has no expiration and may be modified, suspended or terminated at any time at our discretion and does not obligate us to acquire any particular amount of shares. We also anticipate making quarterly cash dividends of up to $25 million. The dividends would be paid from Endeavor Operating Company to its common unit holders, including EGH, which, in turn, would dividend its portion of such dividends to holders of shares of our Class A common stock. Any future declaration, amount and payment of dividends will be at our sole discretion and depend upon factors, such as our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends, we cannot provide any assurances that any regular dividends will be paid in any specified amount or at any particular frequency, if at all.

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

Tax distributions by Endeavor Operating Company

Other than as described above and below, we expect to retain all our future earnings for use in the operation and expansion of our business.

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

Tax Receivable Agreement

Generally, we are required under the tax receivable agreement to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreement will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreement will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of March 31, 2023, the Company has a tax receivable agreement liability of $997.8 million recorded for all exchanges that have occurred as of this date.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report. During the three months ended March 31, 2023, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2022 Annual Report.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $2.25 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of March 31, 2023, a 1% increase in the effective interest rates would have increased our annual interest expense by $28 million.

Certain tenors of LIBOR were discontinued on December 31, 2021 and the remaining tenors are expected to be discontinued on or after June 30, 2023. Our loans are benchmarked off tenors, including 1 month and 3 month LIBOR, expiring in June 2023. Our Senior Credit Facilities include fallback language for the new standard benchmark rate that will be offered, Secured Overnight Financing Rate "SOFR." We cannot quantify the impact of LIBOR’s replacement benchmark rate at this time.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the three months ended March 31, 2023, revenues would have decreased by approximately $31.7 million and operating income would have improved by approximately $1.2 million.

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

Credit risk

We maintain our cash and cash equivalents with various major banks and other high-quality financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions and, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents or any inability to access or delays in our ability to access our funds could adversely affect our business and financial position.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2022 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than the risk factors set forth below, there have been no material changes in our risk factors to those included in our 2022 Annual Report.

Risks Related to the Proposed Transactions

The pendency of the Transactions could cause disruptions to our business.

In April 2023, we entered into an agreement with WWE, pursuant to which, among other things, we and WWE agreed to combine the businesses of UFC and WWE to form a new publicly listed company. The pendency of the proposed Transactions could cause disruptions in our business, including affecting relationships with existing and future customers, clients, partners and employees, which could have an adverse effect on our business, financial condition and results of operations, regardless of whether the proposed Transactions are completed. In addition, the pursuit of the Transactions may place a significant burden on management and internal resources and may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the Transactions, and many of these fees and costs are payable regardless of whether or not the Transactions are consummated. Any of the foregoing could adversely affect our business, our financial condition and our results of operations and prospects.

The Transactions may not be completed within the intended timeframe, or at all, and the failure to complete the Transactions could adversely affect our business, results of operations, financial condition, and the market price of our Class A common stock.

There can be no assurance that the Transactions will be completed in the intended timeframe, or at all. The transaction agreement contains a number of conditions that must be satisfied or waived prior to the completion of the merger, including, among others, (i) the affirmative vote of holders of a majority of the voting power of WWE’s Class A common stock in favor of adopting the transaction agreement (which was satisfied on April 2, 2023 upon the delivery of a written consent by Vincent K. McMahon), (ii) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) obtaining other applicable regulatory approvals, (iv) the absence of any order or legal requirement that enjoins, restrains or otherwise prevents the consummation of the Transactions, (v) the effectiveness of New PubCo’s registration statement on Form S-4 and the absence of any stop order or other proceeding that suspends or otherwise threatens such effectiveness, (vi) the registration, and the authorization for listing on the NYSE, of New PubCo Class A common stock, (vii) the consummation of an internal reorganization of WWE and (viii) delivery by us to WWE of certain required audited financial statements of UFC Parent, and the operating level of operating income reflected in such financial statements to be no less than 92.5% of the operating income reflected in the unaudited financial statements of UFC Parent previously provided to WWE. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Transactions will be completed in a timely manner or at all. Many of the conditions to completion of the Transactions are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Transactions or otherwise have an adverse effect on us.

If the Transactions are not completed within the intended timeframe or at all, we may be subject to a number of material risks. The price of our Class A common stock may decline to the extent that current market prices reflect a market assumption that the Transactions will be completed. In addition, some costs related to the Transactions must be paid whether or not the Transactions are completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Transaction, as well as the diversion of management and resources towards the Transactions, for which we will have received little or no benefit if completion of the Transactions does not occur. We may also experience negative reactions from our investors, customers, partners, suppliers, and employees.

Failure to complete the Transactions could negatively impact our businesses or financial results of and the stock price of our Class A common stock.

If the Transactions are not completed, our ongoing business may be adversely affected, and we will be subject to several risks and consequences, including, but not limited to, the following:

•
we will be required to pay certain costs relating to the Transactions whether or not the Transactions are completed; and
•
matters relating to the Transactions may require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us in absence of the Transactions.

In addition, if the Transactions are not completed, we may experience negative reactions from the financial markets and from our customers, clients, partners and employees. We also could be subject to litigation related to a failure to complete the Transactions, including the merger. If the Transactions, including the merger, are not completed, we cannot assure our stockholders that the risks described above will not materialize and they may materially affect our business, financial results and stock prices.

Risks Related to Our Class A Common Stock

We cannot guarantee that we will repurchase our Class A common stock pursuant to our stock repurchase authorization or that our stock repurchase authorization will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our Class A common stock and could diminish our cash reserves.

We have approved an event-driven repurchase authorization that, subject to the sale of IMG Academy and proceeds therefrom, permits us to repurchase up to $300 million shares of our Class A common stock. The timing and amount of repurchases of shares of our Class A common stock under this authorization, if any, are subject to our discretion and may depend upon several factors, including, for example, market and business conditions, the trading price of our Class A common stock, our cost of capital and the nature of other investment opportunities. In addition, the Inflation Reduction Act of 2022 imposes a non-deductible 1% excise tax on the fair market value of stock repurchases, net of stock issuances, that exceed $1 million in a taxable year, which will make our stock repurchase authorization more expensive to us. Our stock repurchase authorization may be modified, suspended or terminated at any time at our discretion without prior notice and does not obligate us to acquire any particular amount of shares. Repurchases under this authorization could affect our stock price and increase its volatility, and the existence of this authorization could cause our stock price to be higher than it would be in the absence of such authorization and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our Class A common stock may decline below the levels at which we repurchased shares of stock.

We cannot guarantee we will pay dividends in any specified amounts or particular frequency.

We intend to start making quarterly cash dividends of up to $25 million. Such dividends would be made from Endeavor Operating Company to its common unit holders, including EGH, which, in turn, would dividend its portion of such dividends to holders of shares of our Class A common stockholders. Any future declaration, amount and payment of dividends will be at our sole discretion and depend upon factors, such as our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends, we cannot provide any assurances that any such regular dividends will be paid in any specified amount or at any particular frequency, if at all.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+	Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.	8-K	001-40373	2.1	04/03/2023

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1	Stockholders Agreement, dated April 2, 2023, by and between Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-40373	10.1	04/03/2023

10.2	Amendment No. 1 to Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated February 23, 2023	10-K	001-40373	10.37	02/28/2023

10.3 +

Amendment No. 10, dated as of April 10, 2023, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.

						*

10.4	Third Refinancing Amendment dated as of April 10, 2023, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101	*

* Filed herewith

** Furnished herewith

+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: May 9, 2023	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)