Form 10-Q
period 2023-06-30
Endeavor Group Holdings, Inc.
filed 2023-08-08
CIK 1766363

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 303,755,495 shares of the registrant’s Class A common stock outstanding, 174,085,021 shares of the registrant’s Class X common stock outstanding and 227,073,690 shares of the registrant’s Class Y common stock outstanding.

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
•
labor disputes and work stoppages by unions and guilds such as the Writers Guild of America and Screen Actors Guild-American Federation of Television and Radio Artists, of which many of our clients are members;
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
•
conflicts of interests that could result due to the amendments to the Endeavor Operating Company LLC Agreement; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Annual Report"), as updated by Part II, Item 1A. "Risk Factors" in this Quarterly Report, and Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (the "SEC").

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
•
"WWE" refers to World Wrestling Entertainment, Inc.

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,616,493	$767,828
Restricted cash	327,907	278,165
Accounts receivable (net of allowance for doubtful accounts of $53,594 and $54,766, respectively)	982,191	917,000
Deferred costs	277,577	268,524
Assets held for sale	5,984	12,013
Other current assets	397,983	293,206
Total current assets	3,608,135	2,536,736
Property and equipment, net	472,152	696,302
Operating lease right-of-use assets	329,384	346,550
Intangible assets, net	2,167,746	2,205,583
Goodwill	5,090,554	5,284,697
Investments	344,013	336,973
Deferred income taxes	809,873	771,382
Other assets	494,730	325,619
Total assets	$13,316,587	$12,503,842
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$673,690	$600,605
Accrued liabilities	501,968	525,239
Current portion of long-term debt	98,981	88,309
Current portion of operating lease liabilities	70,317	65,381
Deferred revenue	582,093	716,147
Deposits received on behalf of clients	309,262	258,414
Liabilities held for sale	—	2,672
Current portion of tax receivable agreement liability	154,893	50,098
Other current liabilities	242,151	107,675
Total current liabilities	2,633,355	2,414,540
Long-term debt	5,011,424	5,080,237
Long-term operating lease liabilities	304,752	327,888
Long-term tax receivable agreement liability	838,555	961,623
Other long-term liabilities	431,303	412,982
Total liabilities	9,219,389	9,197,270
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	231,340	253,079
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 302,912,176 and 290,541,729 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	2
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class X common stock, $0.00001 par value; 4,983,448,411 and 4,987,036,068 shares authorized; 174,400,744 and 182,077,479 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class Y common stock, $0.00001 par value; 989,681,838 and 997,261,325 shares authorized; 227,073,690 and 227,836,134 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	2,309,320	2,120,794
Retained earnings (accumulated deficit)	194,986	(216,219)
Accumulated other comprehensive income (loss)	36	(23,736)
Total Endeavor Group Holdings, Inc. shareholders' equity	2,504,348	1,880,844
Nonredeemable non-controlling interests	1,361,510	1,172,649
Total shareholders' equity	3,865,858	3,053,493
Total liabilities, redeemable interests and shareholders' equity	$13,316,587	$12,503,842

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,436,212	$1,312,515	$3,033,049	$2,786,278
Operating expenses:
Direct operating costs	584,014	508,385	1,308,296	1,203,026
Selling, general and administrative expenses	632,671	587,499	1,301,884	1,127,705
Insurance recoveries	—	—	—	(993)
Depreciation and amortization	61,078	65,612	127,829	131,606
Total operating expenses	1,277,763	1,161,496	2,738,009	2,461,344
Operating income	158,449	151,019	295,040	324,934
Other (expense) income:
Interest expense, net	(90,307)	(62,505)	(175,404)	(121,777)
Tax receivable agreement liability adjustment	10,174	2,405	12,518	(51,092)
Other income (expense), net	741,657	(6,133)	766,090	453,808
Income before income taxes and equity losses of affiliates	819,973	84,786	898,244	605,873
Provision for (benefit from) income taxes	140,441	2,699	175,911	(14,535)
Income before equity losses of affiliates	679,532	82,087	722,333	620,408
Equity losses of affiliates, net of tax	(12,997)	(39,867)	(19,543)	(60,522)
Net income	666,535	42,220	702,790	559,886
Less: Net income attributable to non-controlling interests	263,361	16,414	291,585	214,534
Net income attributable to Endeavor Group Holdings, Inc.	$403,174	$25,806	$411,205	$345,352

Earnings per share of Class A common stock:
Basic	$1.34	$0.09	$1.37	$1.27
Diluted	$1.29	$0.09	$1.35	$1.24
Weighted average number of shares used in computing earnings per share:
Basic	301,011,276	281,623,228	296,499,094	275,092,484
Diluted	311,046,135	449,733,965	299,810,998	446,419,024

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$666,535	$42,220	$702,790	$559,886
Other comprehensive income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized losses on forward foreign exchange contracts	—	(197)	—	(13)
Reclassification of gains to net income for forward foreign exchange contracts	—	—	—	(786)
Unrealized gains on interest rate swaps	19,067	14,031	18,031	62,225
Reclassification of (gains) losses to net income for interest rate swaps	(14,555)	7,159	(26,357)	14,492
Foreign currency translation adjustments	18,985	(39,178)	41,316	(39,826)
Reclassification of foreign currency translation losses (gains) to net income for business divestiture	—	—	3,270	(127)
Total comprehensive income, net of tax	690,032	24,035	739,050	595,851
Less: Comprehensive income attributable to non-controlling interests	271,734	9,768	303,658	228,383
Comprehensive income attributable to Endeavor Group Holdings, Inc.	$418,298	$14,267	$435,392	$367,468

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30, 2023

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income/(Loss)	Holdings, Inc.	Interests	Equity

Balance at April 1, 2023	$254,239	299,352,355	$2	175,912,198	$1	227,523,031	$2	$2,248,015	$(208,188)	$(14,997)	$2,024,835	$1,117,890	$3,142,725
Comprehensive income	1,524	—	—	—	—	—	—	—	403,174	15,124	418,298	270,210	688,508
Equity-based compensation	—	—	—	—	—	—	—	50,162	—	—	50,162	15,335	65,497
Issuance of Class A common stock due to exchanges	—	1,537,347	1	(1,511,454)	—	(449,341)	—	—	—	—	1	—	1
Issuance of Class A common stock due to releases of RSUs	—	1,724,469	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(7,365)	(7,365)
Accretion of redeemable non- controlling interests	(7,852)	—	—	—	—	—	—	7,852	—	—	7,852	—	7,852
Issuance of Class A common stock due to an acquisition	—	32,673	—	—	—	—	—	781	—	—	781	—	781
Acquisition of non-controlling interests	(16,571)	265,332	—	—	—	—	—	(18,855)	—	—	(18,855)	(12,978)	(31,833)
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	(86)	(86)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	21,587	—	(91)	21,496	(21,496)	—
Equity impact of tax receivable agreement and deferred taxes arising from EOC units and Endeavor Manager units exchanges	—	—	—	—	—	—	—	(222)	—	—	(222)	—	(222)
Balance at June 30, 2023	$231,340	302,912,176	$3	174,400,744	$1	227,073,690	$2	$2,309,320	$194,986	$36	$2,504,348	$1,361,510	$3,865,858

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2023

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income/(Loss)	Holdings, Inc.	Interests	Equity
Balance at January 1, 2023	$253,079	290,541,729	$2	182,077,479	$1	227,836,134	$2	$2,120,794	$(216,219)	$(23,736)	$1,880,844	$1,172,649	$3,053,493
Comprehensive income	18,933	—	—	—	—	—	—	—	411,205	24,187	435,392	284,725	720,117
Equity-based compensation	(1,527)	—	—	—	—	—	—	127,328	—	—	127,328	20,325	147,653
Issuance of Class A common stock due to exchanges	—	7,702,628	1	(7,676,735)	—	(762,444)	—	—	—	—	1	—	1
Issuance of Class A common stock due to releases of RSUs	—	4,369,814		—	—	—	—	—	—	—	—	—	—
Distributions	(6,567)	—	—	—	—	—	—	—	—	—	—	(27,089)	(27,089)
Accretion of redeemable non- controlling interests	(6,465)	—	—	—	—	—	—	6,465	—	—	6,465	—	6,465
Issuance of Class A common stock due to an acquisition	—	32,673	—	—	—	—	—	781	—	—	781	—	781
Acquisition of non-controlling interests	(17,286)	265,332	—	—	—	—	—	(18,855)	—	—	(18,855)	(10,503)	(29,358)
Non-controlling interests for sale of businesses	(8,827)	—	—	—	—	—	—	—	—	—	—	(86)	(86)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	78,926	—	(415)	78,511	(78,511)	—
Equity impact of tax receivable agreement and deferred taxes arising from EOC units and Endeavor Manager units exchanges	—	—	—	—	—	—	—	(6,119)	—	—	(6,119)	—	(6,119)
Balance at June 30, 2023	$231,340	302,912,176	$3	174,400,744	$1	227,073,690	$2	$2,309,320	$194,986	$36	$2,504,348	$1,361,510	$3,865,858
See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30, 2022
										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Retained	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Holdings, Inc.	Interests	Equity

Balance at April 1, 2022	$242,534	275,698,529	$2	176,967,757	$1	235,415,621	$2	$1,696,851	$22,921	$(49,428)	$1,670,349	$1,053,575	$2,723,924
Comprehensive income	481	—	—	—	—	—	—	—	25,806	(11,539)	14,267	9,287	23,554
Equity-based compensation	(3,403)	—	—	—	—	—	—	46,276	—	—	46,276	15,764	62,040
Issuance of Class A common stock due to exchanges	—	1,753,968	—	(1,767,352)	—	(413,746)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	1,695,638	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(25,602)	(25,602)
Accretion of redeemable non- controlling interests	59,700	—	—	—	—	—	—	(10,973)	(48,727)	—	(59,700)	—	(59,700)
Issuance of Class A common stock due to an acquisition	—	396,917	—	—	—	—	—	11,014	—	—	11,014	—	11,014
Establishment and acquisition of non-controlling interests	(250,682)	6,186,832	—	8,697,379	—	—	—	210,059	—	—	210,059	131,336	341,395
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	8,730	—	(298)	8,432	(8,432)	—
Equity impact of tax receivable agreement and deferred taxes arising from EOC units and Endeavor Manager units exchanges	—	—	—	—	—	—	—	94	—	—	94	—	94
Balance at June 30, 2022	$48,630	285,731,884	$2	183,897,784	$1	235,001,875	$2	$1,962,051	$—	$(61,265)	$1,900,791	$1,175,928	$3,076,719

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2022

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2022	$209,863	265,553,327	$2	186,222,061	$1	238,154,296	$2	$1,624,201	$(296,625)	$(80,535)	$1,247,046	$874,417	$2,121,463
Comprehensive income	4,717	—	—	—	—	—	—	—	345,352	22,116	367,468	223,666	591,134
Equity-based compensation	(2,276)	—	—	—	—	—	—	91,798	—	—	91,798	19,117	110,915
Issuance of Class A common stock due to exchanges	—	10,987,413	—	(11,021,656)	—	(3,152,421)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	2,607,395	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(25,953)	(25,953)
Accretion of redeemable non- controlling interests	87,008	—	—	—	—	—	—	(38,281)	(48,727)	—	(87,008)	—	(87,008)
Issuance of Class A common stock due to an acquisition	—	396,917	—	—	—	—	—	11,014	—	—	11,014	—	11,014
Establishment and acquisition of non-controlling interests	(250,682)	6,186,832	—	8,697,379	—	—	—	211,405	—	—	211,405	135,090	346,495
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	7,884	7,884
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	61,139	—	(2,846)	58,293	(58,293)	—
Equity impact of tax receivable agreement and deferred taxes arising from EOC units and Endeavor Manager units exchanges	—	—	—	—	—	—	—	775	—	—	775	—	775
Balance at June 30, 2022	$48,630	285,731,884	$2	183,897,784	$1	235,001,875	$2	$1,962,051	$—	$(61,265)	$1,900,791	$1,175,928	$3,076,719

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$702,790	$559,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,829	131,606
Amortization and write-off of original issue discount and deferred financing cost	9,263	10,202
Amortization of content costs	26,225	13,687
(Gain) loss on sale/disposal and impairment of assets	(1,119)	2,333
Gain on business divestiture	(750,165)	(478,641)
Equity-based compensation expense	140,451	111,463
Change in fair value of contingent liabilities	(175)	2,216
Change in fair value of equity investments with and without readily determinable fair value	(702)	(13,542)
Change in fair value of financial instruments	(35,172)	13,634
Equity losses of affiliates	19,543	60,522
Net (benefit from) provision for allowance for doubtful accounts	(1,598)	7,520
Net (gain) loss on foreign currency transactions	(12,333)	17,762
Distributions from affiliates	2,716	3,586
Tax receivable agreement liability adjustment	(12,518)	51,092
Income taxes	158,526	(31,182)
Other, net	3,262	174
Changes in operating assets and liabilities - net of acquisitions and divestitures:
Increase in receivables	(65,442)	(242,321)
Increase in other current assets	(120,271)	(107,451)
Increase in other assets	(150,071)	(81,938)
(Increase)/decrease in deferred costs	(5,950)	25,584
Decrease in deferred revenue	(367)	(95,481)
Increase in accounts payable and accrued liabilities	92,601	38,318
Decrease in tax receivable agreement liability	(12,559)	—
Increase in other liabilities	78,549	214,017
Net cash provided by operating activities	193,313	213,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(42,693)	(431,105)
Purchases of property and equipment	(111,025)	(55,796)
Proceeds from business divestiture, net of cash sold	1,076,737	649,706
Proceeds from sale of assets	3,296	415
Investments in affiliates	(67,365)	(41,214)
Other, net	2,448	1,148
Net cash provided by investing activities	861,398	123,154
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	49,913	10,037
Payments on borrowings	(77,973)	(49,887)
Payments under tax receivable agreement	(37,534)	—
Distributions	(33,656)	(25,953)
Redemption payments related to pre-IPO units	(1,500)	(7,067)
Acquisition of non-controlling interests	(43,804)	92,487
Payments of contingent and deferred consideration related to acquisitions	(18,953)	(11,644)
Other, net	(362)	(777)
Net cash (used in) provided by financing activities	(163,869)	7,196
Change in cash, cash equivalents and restricted cash balances held for sale	4,062	28,743
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,503	(16,264)
Increase in cash, cash equivalents and restricted cash	898,407	355,875
Cash, cash equivalents and restricted cash at beginning of year	1,045,993	1,793,036
Cash, cash equivalents and restricted cash at end of period	$1,944,400	$2,148,911

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to the current year presentation, including impacts for changes in the Company’s reportable segments as described in Note 15.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying disclosures.

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, allowance for doubtful accounts, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible assets and long-lived assets for impairment, consolidation, investments, redeemable non-controlling interests, the fair value of equity-based compensation, tax receivable agreement ("TRA") liability, income taxes and contingencies.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions was permitted upon issuance of this update through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, in order to defer the sunset date of ASC 848 until December 31, 2024. The Company adopted this guidance on April 1, 2023 with no material effect on the Company’s financial position or results of operations.

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

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). This ASU amends or supersedes various SEC paragraphs within the FASB Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4.
ACQUISITIONS AND DIVESTITURES

2023 ACQUISITIONS

During the six months ended June 30, 2023, the Company completed six acquisitions for a total purchase price of $63.7 million, which included cash of $51.4 million, contingent consideration with a fair value of $4.9 million, deferred purchase price of $6.6 million, and issuance of Class A common stock valued at $0.8 million. The Company recorded $28.9 million of goodwill and $41.1 million of intangible assets, of which the weighted average useful life ranges from 5.0 to 10.8 years. The goodwill was assigned to the Events, Experiences & Rights, Representation and Sports Data & Technology segments and is partially deductible for tax purposes.

2023 DIVESTITURE

In the second quarter of 2023, the Company closed the sale of its IMG Academy business ("Academy"), which was an academic and sports training institute and provided recruiting and admissions services to high school student athletes and college athletic departments and admissions officers. The Company received cash proceeds of $1.1 billion and divested $38.6 million of cash and restricted cash. The Company recorded a net gain of $737.0 million, inclusive of $5.5 million of transaction costs, which were contingent on the sale closing, in other income (expense), net during the three and six months ended June 30, 2023. The business was included in the Company's Events, Experiences & Rights segment.

2022 ACQUISITIONS

Diamond Baseball Holdings and Madrid Open

In January 2022, the Company acquired four additional Professional Development League clubs (the "PDL Clubs"), which were being operated under the Diamond Baseball Holdings ("DBH") umbrella. DBH supported the PDL Clubs' commercial activities, content strategy and media rights. The combined aggregate purchase price for these four additional PDL was $64.2 million. In September 2022, the Company sold its PDL Clubs that operated under the DBH umbrella.

In April 2022, the Company acquired the Mutua Madrid Open tennis tournament and additional assets ("Madrid Open"), including the Acciona Open de España golf tournament, from Super Slam Ltd and its affiliates. The Company paid $386.1 million for consideration and transfer fees at closing, an additional $31.8 million of consideration is payable within two years of closing, of which half was paid in the quarter ended June 30, 2023, and $0.6 million of contingent consideration is payable within three years of closing.

The Company incurred $7.5 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations. The goodwill for the PDL Clubs was assigned to the Owned Sports Properties segment and the goodwill for the Madrid Open acquisition was assigned to the Events, Experiences & Rights segment. The goodwill is deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for these four PDL Clubs was 18.7 years and the intangibles acquired for Madrid Open are indefinite-lived.

Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	DBH	Madrid Open
Cash and cash equivalents	$—	$18,659
Accounts receivable	89	2,123
Deferred costs	—	1,124
Other current assets	491	470
Property and equipment	4,403	162
Right of use assets	7,270	—
Other assets	103	381
Intangible assets:
Customer relationships	1,960	—
Owned Events	—	407,070
Other	35,410	—
Goodwill	25,585	14,419
Accounts payable and accrued expenses	(93)	(1,609)
Other current liabilities	(56)	—
Operating lease liability	(9,470)	—
Deferred revenue	(1,455)	(20,780)
Other liabilities	—	(3,508)
Net assets acquired	$64,237	$418,511

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

2022 DIVESTITURE

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. The sale of 80% of the restricted Endeavor Content business closed in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is accounted for as an equity method investment and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other income, net during the six months ended June 30, 2022. The restricted Endeavor Content business was included in the Company’s Representation segment prior to the sale.

5. SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Accrued operating expenses	$245,080	$254,737
Payroll, bonuses and benefits	159,146	176,315
Other	97,742	94,187
Total accrued liabilities	$501,968	$525,239

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged				Balance at
	Beginning	to Costs and		Foreign		End of
	of Year	Expenses, Net	Deductions	Exchange	Divestitures	Period
Six Months Ended June 30, 2023	$54,766	$12,328	$(7,127)	$426	$(6,799)	$53,594

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental information:
Cash paid for interest	$168,671	$98,314
Cash payments for income taxes	35,443	19,729

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$25,286	$6,617
Contingent consideration provided in connection with acquisitions	4,863	627
Establishment and acquisition of non-controlling interests	6,331	414,985
Accretion of redeemable non-controlling interests	(6,465)	87,008
Investment in affiliates retained from a business divestiture	—	196,345
Deferred consideration in connection with acquisitions	6,567	31,770
Issuance of Class A common stock due to an acquisition	781	11,014
Items arising from EOC units and Endeavor Manager units exchanges:
Establishment of liabilities under tax receivable agreement	44,339	4,391
Deferred tax asset	38,220	5,166

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Balance — December 31, 2022	$2,674,038	$2,112,403	$498,256	$—	$5,284,697
Acquisitions	—	5,234	16,617	7,024	28,875
Reclassification	—	(607,427)	—	607,427	—
Foreign currency translation and other	—	3,060	(173)	9,471	12,358
Divestiture	—	(235,376)	—	—	(235,376)
Balance — June 30, 2023	$2,674,038	$1,277,894	$514,700	$623,922	$5,090,554

The reclassification of goodwill during the six months ended June 30, 2023 reflects the relative fair value allocation of the goodwill related to the businesses that were reclassified into the new segment, Sports Data & Technology, as described in Note 15.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2023 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.2	$1,035,606	$(370,899)	$664,707
Customer and client relationships	7.0	1,476,901	(1,098,266)	378,635
Internally developed technology	7.1	277,184	(86,235)	190,949
Other	4.3	49,584	(44,657)	4,927
		$2,839,275	$(1,600,057)	$1,239,218
Indefinite-lived:
Trade names		433,966	—	433,966
Owned events		480,044	—	480,044
Other		14,518	—	14,518
Total intangible assets		$3,767,803	$(1,600,057)	$2,167,746

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2022 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.1	$1,048,530	$(343,895)	$704,635
Customer and client relationships	6.9	1,464,584	(1,073,017)	391,567
Internally developed technology	6.5	276,094	(92,573)	183,521
Other	4.2	45,255	(44,654)	601
		$2,834,463	$(1,554,139)	$1,280,324
Indefinite-lived:
Trade names		447,559	—	447,559
Owned events		463,481	—	463,481
Other		14,219	—	14,219
Total intangible assets		$3,759,722	$(1,554,139)	$2,205,583

Intangible asset amortization expense was $38.9 million and $41.4 million for the three months ended June 30, 2023 and 2022, respectively, and $80.1 million and $84.3 million for the six months ended June 30, 2023 and 2022, respectively.
7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	June 30,	December 31,
	2023	2022
Equity method investments	$189,952	$209,523
Equity investments without readily determinable fair values	153,906	127,297
Equity investments with readily determinable fair values	155	153
Total investments	$344,013	$336,973

Equity Method Investments

As of June 30, 2023 and December 31, 2022, the Company held various investments in non-marketable equity instruments of private companies. As of June 30, 2023, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business (now operating under the name Fifth Season), and Sports News Television Limited. The Company’s ownership of its equity method investments range from 6% to 50% as of June 30, 2023.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business. The investment is accounted for as an equity method investment. The Company’s share of the net loss of Endeavor Content for the three and six months ended June 30, 2023 and 2022 was $6.6 million, $15.1 million, $2.2 million and $5.1 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations.

As of June 30, 2023, the Company’s ownership in Learfield IMG College was approximately 42%. The Company’s share of the net loss of Learfield IMG College for the three and six months ended June 30, 2023 was none, and for three and six months ended June 30, 2022 was $39.3 million and $60.9 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations. The Company is no longer recognizing its share of their net losses given that the investment carrying value is zero.

During the three and six months ended June 30, 2023, the Company recorded an other-than-temporary impairment of $9.2 million for one of its equity method investments.

Equity Investments without Readily Determinable Fair Values

As of June 30, 2023 and December 31, 2022, the Company held various investments in non-marketable equity instruments of private companies.

The Company performed its assessment on its investments without readily determinable fair values and recorded an increase in fair value of none and $12.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $14.0 million for the six months ended June 30, 2023 and 2022, respectively, in other income (expense), net in the consolidated statements of operations. The increases were due to observable price changes. For the three months ended June 30, 2023, no material investments were sold and for the six months ended June 30, 2023, the Company sold two investments for net consideration of $2.3 million and recorded related gains of $1.1 million. For the three and six months ended June 30, 2022, no material investments were sold.

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

As of June 30, 2023, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from June 30, 2023) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD

British Pound Sterling	£71,364	in exchange for	$87,741	£ 0.81
Euro	€12,784	in exchange for	$13,902	€ 0.92
Singapore Dollar	S$ 7,200	in exchange for	$5,508	S$ 1.31

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized a net gain of $0.3 million in accumulated other comprehensive income (loss) for the six months ended June 30, 2022. The Company did not recognize any net gains in accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and the three months ended June 30, 2023 and 2022, The Company reclassified $0.8 million gain into net income for the six months ended June 30, 2022 in connection with the sale of the restricted Endeavor Content business and is included in the gain as described in Note 4. The Company did not reclassify any gains or losses into net income for the three months ended June 30, 2022 and for the three and six months ended June 30, 2023.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net gain of $3.2 million and net loss of $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and a net gain of $6.4 million and net loss of $3.1 million for the six months ended June 30, 2023 and 2022, respectively, in other income (expense), net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain (loss) of $(0.7) million and $(1.6) million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $(1.1) million for the six months ended June 30, 2023 and 2022, respectively, in other income (expense), net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. In June 2023, the Company executed amendments to transition the interest rate swaps on its 2014 Credit Facilities from LIBOR to Term Secured Overnight Financing Rate ("SOFR") with a new average fixed coupon of approximately 2.05% for $1.5 billion of interest rate swaps and approximately 3.10% for $750 million of interest rate swaps. For the three months ended June 30, 2023 and 2022, the Company recorded gains of $19.1 million and $14.5 million in accumulated other comprehensive income (loss) and reclassified gains (losses) of $14.6 million and $(5.0) million into net income, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded gains of $18.0 million and $62.2 million in accumulated other comprehensive income (loss) and reclassified gains (losses) of $26.4 million and $(12.4) million into net income.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	June 30, 2023
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$155	$—	$—	$155
Interest rate swaps	—	65,953	—	65,953
Forward foreign exchange contracts	—	4,078	—	4,078
Total	$155	$70,031	$—	$70,186
Liabilities:
Contingent consideration	$—	$—	$6,212	$6,212
Forward foreign exchange contracts	—	5,972	—	5,972
Total	$—	$5,972	$6,212	$12,184

	Fair Value Measurements as of
	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$153	$—	$—	$153
Interest rate swaps	—	75,865	—	75,865
Total	$153	$75,865	$—	$76,018
Liabilities:
Contingent consideration	$—	$—	$4,524	$4,524
Forward foreign exchange contracts	—	11,107	—	11,107
Total	$—	$11,107	$4,524	$15,631

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three and six months ended June 30, 2023.

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

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of June 30, 2023 and December 31, 2022, the Company had $4.1 million and none in other current assets, $3.4 million and $6.0 million in other current liabilities, and $2.6 million and $5.1 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of June 30, 2023 and December 31, 2022, the Company had $66.0 million and $75.9 million in other assets, respectively, recorded in the consolidated balance sheets related to the Company’s interest rate swaps.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	June 30,	December 31,
	2023	2022
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,290,850	$2,305,916
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,744,267	2,759,767
Other debt (3.25%-14.50% Notes due at various dates through 2033)	116,712	153,490
Total principal	5,151,829	5,219,173
Unamortized discount	(14,234)	(17,523)
Unamortized issuance costs	(27,190)	(33,104)
Total debt	5,110,405	5,168,546
Less: current portion	(98,981)	(88,309)
Total long-term debt	$5,011,424	$5,080,237

2014 Credit Facilities

As of June 30, 2023 and December 31, 2022, the Company had $2.3 billion outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility"). In April 2023, the Company executed an amendment to the Revolving Credit Facility to extend the maturity by six months to November 18, 2024 and replaced the adjusted LIBOR reference rate with an adjusted Term Secured Overnight Financing Rate ("SOFR"). In June 2023, the Company executed an amendment of the First Lien Term Loan to replace the adjusted LIBOR reference rate with SOFR plus a credit spread adjustment (as defined in the credit agreement). In addition, in July 2023, the Company repaid $32.0 million of the First Lien Term Loan.

The financial debt covenant of the 2014 Credit Facilities did not apply as of June 30, 2023 and December 31, 2022 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $19.5 million and $19.4 million as of June 30, 2023 and December 31, 2022, respectively.

Zuffa Credit Facilities

As of June 30, 2023 and December 31, 2022, the Company has $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa. In April 2023, the Company executed an amendment on the Zuffa Revolving Credit Facility to extend the maturity by six months to October 29, 2024 and the adjusted LIBOR reference rate with SOFR. In June 2023, the Company executed an amendment of the Zuffa First Lien Term Loan to replace the adjusted LIBOR reference rate with SOFR plus a credit spread adjustment (as defined in the Zuffa credit agreement).

The financial debt covenants of the Zuffa Credit Facilities did not apply as of June 30, 2023 and December 31, 2022 as Zuffa had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Under the Zuffa Credit Facilities, Zuffa had $10.0 million and no outstanding letters of credit as of June 30, 2023 and December 31, 2022, respectively.

Other Debt

On Location Revolver

The On Location ("OL") revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. The financial debt covenant of the OL Revolving Credit Facility did not apply as of June 30, 2023 and December 31, 2022 as OL's borrowings were less than forty percent.

OL had $16.9 million and no amounts outstanding under the revolving credit facility as of June 30, 2023 and December 31, 2022, respectively. No letters of credit were outstanding under the revolving credit agreement as of June 30, 2023 and December 31, 2022. In June 2023, the Company executed an amendment of the OL Revolving Credit Facility to replace LIBOR with SOFR.

In July 2023, the Company repaid $16.9 million for borrowings outstanding under the OL revolving credit agreement as well as paid $18.0 million outstanding under other debt arrangements.

Receivables Purchase Agreement

As of June 30, 2023 and December 31, 2022, the debt outstanding under these arrangements was $11.9 million and $28.2 million, respectively.

Zuffa Secured Commercial Loans

As of June 30, 2023 and December 31, 2022, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of June 30, 2023, EGH held long-term deferred tax benefits of $794.7 million, income taxes payable of $116.3 million and a TRA liability of $993.4 million, of which $154.9 million was classified as current and $838.5 million was classified as long-term. As of December 31, 2022, EGH held long-term deferred income taxes of $756.4 million, as well as a TRA of $1,011.7 million, of which $50.1 million was classified as current and $961.6 million was classified as long-term. Otherwise, EGH has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.0 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

11. REDEEMABLE NON-CONTROLLING INTERESTS

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson Holdings, LLC ("Barrett-Jackson") in August 2022, the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett- Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of June 30, 2023 and December 31, 2022, the estimated redemption value was below the carrying value of $220.6 million and $207.9 million, respectively.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of June 30, 2023 and December 31, 2022, the estimated redemption value was $9.9 million and $9.7 million, respectively.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provided the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also had a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option was equal to Frieze’s prior year’s EBITDA multiplied by 7.5. In May 2023, the Company exercised its call option to purchase the remaining 30% interest for $16.5 million.

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

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the periods is presented below (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Basic earnings per share
Numerator
Consolidated net income	$666,535	$42,220	$702,790	$559,886
Net income attributable to NCI (Endeavor Operating Company)	226,096	14,289	252,655	185,232
Net income attributable to NCI (Endeavor Manager)	37,265	2,125	38,930	29,302
Net income attributable to the Company	403,174	25,806	411,205	345,352
Adjustment to net income attributable to the Company	—	—	(5,608)	3,090
Net income attributable to EGH common shareholders	$403,174	$25,806	$405,597	$348,442
Denominator
Weighted average Class A Common Shares outstanding - Basic	301,011,276	281,623,228	296,499,094	275,092,484
Basic earnings per share	$1.34	$0.09	$1.37	$1.27

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Diluted earnings per share
Numerator
Consolidated net income	$666,535	$42,220	$702,790	$559,886
Net income attributable to NCI (Endeavor Operating Company)	227,668	1,302	253,269	6,709
Net income attributable to NCI (Endeavor Manager)	37,265	—	40,498	—
Net income attributable to the Company	401,602	40,918	409,023	553,177
Adjustment to net income attributable to the Company	—	—	(5,608)	—
Net income attributable to EGH common shareholders	$401,602	$40,918	$403,415	$553,177

Denominator
Weighted average Class A Common Shares outstanding - Basic	301,011,276	281,623,228	296,499,094	275,092,484
Additional shares assuming exchange of all EOC Profits Units	1,031,047	681,521	872,989	2,450,488
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	2,244,297	1,395,693	2,438,915	2,129,737
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	—	166,033,523	—	166,746,315
Additional shares assuming redemption of redeemable non-controlling interests	6,759,515	—	—	—
Weighted average number of shares used in computing diluted earnings per share	311,046,135	449,733,965	299,810,998	446,419,024

Diluted earnings per share	$1.29	$0.09	$1.35	$1.24

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Securities that are anti-dilutive for the period
Stock Options	4,119,175	4,177,407	4,119,175	2,512,767
Unvested RSUs	2,830,955	4,065,048	2,830,955	1,283,010
Manager LLC Units	22,313,733	—	22,313,733	—
EOC Common Units	135,005,310	—	135,005,310	—
EOC Profits Interest & Phantom Units	—	12,587,251	—	—
Redeemable Non-Controlling Interests	—	—	6,903,763	—

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

In accordance with ASC Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company would record income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and six months ended June 30, 2023 and 2022 based upon the AETR.

The provision for income taxes for the three months ended June 30, 2023 and 2022 is $140.4 million and $2.7 million, respectively, based on pretax income of $820.0 million and $84.8 million, respectively. The effective tax rate is 17.1% and 3.2% for the three months ended June 30, 2023 and 2022, respectively. The provision for (benefit from) income taxes for the six months ended June 30, 2023 and 2022 is $175.9 million and $(14.5) million, respectively, based on pretax income of $898.2 million and $605.9 million, respectively. The effective tax rate is 19.6% and (2.4)% for the six months ended June 30, 2023 and 2022, respectively. The provision for income taxes for the three and six months ended June 30, 2023 differs from the same periods in 2022 primarily due to the tax effects of increased earnings in 2023, largely driven by the gain on sale of the Academy, and an increase in the tax rate at EGH, which had a valuation allowance in 2022, partially offset by $22.8 million resulting from a valuation allowance release on certain foreign tax credits. During the six months ended June 30, 2022, the Company released a $53.7 million valuation allowance on certain deferred tax assets while retaining a valuation allowance on a majority of other deferred tax assets. Any tax balances reflected on the June 30, 2023 balance sheet would be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2023.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to partnership income not subject to income tax; state and local income taxes; withholding taxes in foreign jurisdictions that are not based on net income; a partial release of a valuation allowance on certain foreign tax credit carryforwards; and income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate as well as the relative amount of income earned in those jurisdictions.

As of June 30, 2023 and December 31, 2022, the Company had unrecognized tax benefits of $44.7 million and $42.4 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

The Company records valuation allowances against its net deferred tax assets when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including historical results, reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. For the six months ended June 30, 2023, a valuation allowance was released due to expected partial realizability of foreign tax credits related to the sale of the Academy business.

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

14. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$181,690	$111,114	$—	$98,556	$391,360
Technology platforms and services	—	14,214	—	32,009	46,223
Media production, distribution and content	1,670	71,696	80,438	—	153,804
Events and performance	156,728	394,054	—	—	550,782
Talent representation and licensing	—	—	224,490	—	224,490
Marketing	—	—	76,221	—	76,221
Eliminations	—	—	—	—	(6,668)
Total	$340,088	$591,078	$381,149	$130,565	$1,436,212

	Six Months Ended June 30, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$370,732	$235,114	$—	$167,619	$773,465
Technology platforms and services	—	29,482	—	63,805	93,287
Media production, distribution and content	3,636	134,008	149,573	—	287,217
Events and performance	319,009	993,260	—	—	1,312,269
Talent representation and licensing	—	—	427,352	—	427,352
Marketing	—	—	154,464	—	154,464
Eliminations	—	—	—	—	(15,005)
Total	$693,377	$1,391,864	$731,389	$231,424	$3,033,049

	Three Months Ended June 30, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$172,068	$113,703	$—	$60,371	$346,142
Technology platforms and services	—	23,536	—	—	23,536
Media production, distribution and content	1,824	55,548	64,010	—	121,382
Events and performance	158,038	375,021	—	—	533,059
Talent representation and licensing	—	—	222,388	—	222,388
Marketing	—	—	71,557	—	71,557
Eliminations	—	—	—	—	(5,549)
Total	$331,930	$567,808	$357,955	$60,371	$1,312,515

	Six Months Ended June 30, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$329,033	$231,788	$—	$105,414	$666,235
Technology platforms and services	—	45,907	—	—	45,907
Media production, distribution and content	4,124	118,559	137,753	—	260,436
Events and performance	295,462	952,489	—	—	1,247,951
Talent representation and licensing	—	—	421,559	—	421,559
Marketing	—	—	155,964	—	155,964
Eliminations	—	—	—	—	(11,774)
Total	$628,619	$1,348,743	$715,276	$105,414	$2,786,278

In the three months ended June 30, 2023 and 2022, there was revenue recognized of $13.9 million and $16.7 million, respectively, from performance obligations satisfied in prior periods. In the six months ended June 30, 2023 and 2022, there was revenue recognized of $26.3 million and $30.7 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of June 30, 2023 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2023	$887,828
2024	1,487,376
2025	1,290,102
2026	353,227
2027	263,692
Thereafter	535,348
$4,817,573

Contract Liabilities

The Company records deferred revenue when cash payments are received or due in advance of its performance. The Company’s deferred revenue balance primarily relates to advance payments received related to advertising and sponsorship agreements, and event advanced ticket sales. Deferred revenue is included in the current liabilities section and in other long-term liabilities in the consolidated balance sheets.

The following table presents the Company’s contract liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

Description	December 31, 2022	Additions	Deductions	Acquisitions	Divestitures	Foreign Exchange	June 30, 2023
Deferred revenue - current	$716,147	$1,625,001	$(1,628,396)	$10,516	$(143,011)	$1,836	$582,093
Deferred revenue - noncurrent	$91,838	$80,663	$(17,072)	$—	$(35,195)	$283	$120,517

15. SEGMENT INFORMATION

Subsequent to the acquisition of OpenBet and effective January 1, 2023, the Company created a fourth segment, Sports Data & Technology, to align with how the Company's chief operating decision maker ("CODM") manages the businesses. This segment consists of the Company's sports data and technology business, IMG ARENA, and OpenBet, the Company's sports betting content, platform and service provider business, acquired in September 2022, both of which were previously included in the Company's Events, Experiences & Rights segment. As a result, the Company now has the following four reportable segments: Owned Sports Properties, Events, Experiences & Rights, Representation, and Sports Data & Technology. The Company also reports the results for the "Corporate" group. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The profitability measure employed by the Company’s CODM for allocating resources and assessing operating performance is Adjusted EBITDA. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Owned Sports Properties	$340,088	$331,930	$693,377	$628,619
Events, Experiences & Rights	591,078	567,808	1,391,864	1,348,743
Representation	381,149	357,955	731,389	715,276
Sports Data & Technology	130,565	60,371	231,424	105,414
Eliminations	(6,668)	(5,549)	(15,005)	(11,774)
Total consolidated revenue	$1,436,212	$1,312,515	$3,033,049	$2,786,278

Reconciliation of segment profitability

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Owned Sports Properties	$179,234	$161,270	$364,905	$310,011
Events, Experiences & Rights	76,583	92,563	184,574	218,564
Representation	107,149	111,221	191,355	212,926
Sports Data & Technology	13,737	15,554	18,209	22,036
Corporate	(71,786)	(74,253)	(147,734)	(142,733)
Adjusted EBITDA	304,917	306,355	611,309	620,804
Reconciling items:
Equity losses (earnings) of affiliates	6,417	(1,644)	4,440	(5,393)
Interest expense, net	(90,307)	(62,505)	(175,404)	(121,777)
Depreciation and amortization	(61,078)	(65,612)	(127,829)	(131,606)
Equity-based compensation expense	(61,760)	(60,607)	(140,451)	(111,463)
Merger, acquisition and earn-out costs	(16,381)	(14,568)	(30,915)	(27,362)
Certain legal costs	(1,489)	(8,598)	(3,911)	(9,600)
Restructuring, severance and impairment	(13,736)	(1,442)	(21,936)	(1,960)
Fair value adjustment - equity investments	68	11,691	781	13,344
Net gain on sale of the restricted Endeavor Content business	—	—	—	463,641
Net gain on sale of the Academy business	736,978	—	736,978	—
Tax receivable agreement liability adjustment	10,174	2,405	12,518	(51,092)
Other	6,170	(20,689)	32,664	(31,663)
Income before income taxes and equity losses of affiliates	$819,973	$84,786	$898,244	$605,873

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

17. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Other current assets	$17,379	$17,827
Other assets	30,000	—
Investments	3,322	2,146
Accrued liabilities	1,500	—
Deferred revenue	809	825
Other current liabilities	4,670	3,801

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$15,310	$9,842	$30,054	$17,581
Direct operating costs	4,175	(354)	8,669	4,342
Selling, general and administrative expenses	1,594	605	2,548	2,466
Other (expense) income, net	(4,629)	875	(5,254)	(13,250)

As of June 30, 2023, the Company has an equity-method investment in Euroleague, a related party. For the three and six months ended June 30, 2023 and 2022, the Company recognized revenue of $2.0 million, $5.8 million, $(0.4) million and $3.4 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three and six months ended June 30, 2023 and 2022, the Company recognized revenue of $2.5 million, $6.5 million, $2.6 million and $5.4 million respectively, for production services provided to Euroleague as well as direct operating costs of $1.1 million, $4.8 million, $1.0 million and $2.5 million respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Sports Data & Technology segment. As of June 30, 2023 and December 31, 2022, the Company had a receivable of $10.7 million and $8.4 million, respectively, and a payable of $2.0 million and $1.0 million, respectively.

During the three months ended June 30, 2023, the Company provided a loan of $30.0 million to one of its equity method investees, which has been recorded in other assets in the consolidated balance sheet. The loan matures in 2026.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three and six months ended June 30, 2023 and 2022, the Company recorded expenses of $5.5 million and $7.0 million, $15.0 million and $15.0 million, respectively, in transaction costs with Raine for investment banking services in connection with the sale of certain businesses (Note 4). In addition, as of June 30, 2023 and December 31, 2022, the Company had investments of $3.3 million and $2.1 million, respectively, in a non-marketable fund maintained by Raine.

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize (Note 13). As of June 30, 2023 and December 31, 2022, the Company had $993.4 million and $1,011.7 million recorded, respectively, of which $363.2 million and $390.1 million, respectively, is due to related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our 2022 Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" of our 2022 Annual Report, as updated by Part II, Item 1A. "Risk Factors" of this Quarterly Report, or in other sections of the 2022 Annual Report and this Quarterly Report.

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

Segments

Subsequent to the acquisition of OpenBet and effective January 1, 2023, we created a fourth segment, Sports Data & Technology, to align with how our chief operating decision maker manages our businesses. As a result, we now operate our business in four segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; (iii) Representation and (iv) Sports Data & Technology. All prior period amounts related to the segment changes have been retrospectively reclassified to conform to the current presentation.

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

In April 2023, we entered into a transaction agreement with World Wrestling Entertainment, Inc. (“WWE”) to, among other things, form a new publicly traded company ("New PubCo") consisting of the UFC and WWE businesses where (A) EGH and/or its subsidiaries will hold (1) a 51.0% controlling non-economic voting interest in New PubCo and (2) a 51.0% economic interest in an operating subsidiary ("HoldCo"), which will own all of the assets of the UFC and WWE businesses, and (B) the stockholders of WWE will hold (1) a 49.0% voting interest in New PubCo and (2) a 100.0% economic interest in New PubCo, which will in turn hold a 49.0% economic interest in HoldCo (the "Transactions"). Subject to and upon closing of the Transactions, which is expected in the second half of 2023, New PubCo is expected to be included in our Owned Sports Properties segment.

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

Additionally, we previously owned and operated IMG Academy, a leading sports and education brand with an innovative suite of on-campus and online programming, including its Bradenton, Florida boarding school and sports camps, IMG Academy+ online coaching, as well as Next College Student Athlete, which provided recruiting and admissions services to high school student athletes and college athletic departments and admissions officers (collectively, the "Academy"). In June 2023, we sold all of the Academy business.

Representation

Our Representation segment provides services to more than 7,000 talent and corporate clients. Our Representation business deploys a subset of our integrated capabilities on behalf of our clients.

Through our client representation businesses, including the WME talent agency and IMG Models, we represent a diverse group of talent across entertainment, sports, and fashion, including actors, directors, writers, athletes, models, musicians, and other artists, in a variety of mediums, such as film, television, books, and live events. Through our 160over90 business, we provide brand strategy, marketing, advertising, public relations, analytics, digital, activation, and experiential services to many of the world’s largest brands. Through IMG Licensing, we provide IP licensing services to a large portfolio of entertainment, sports, and consumer product brands, including representing these clients in the licensing of their logos, trade names and trademarks.

Previously, our Representation segment included our restricted Endeavor Content business (which now operates under the name Fifth Season), which provided a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In January 2022, we sold 80% of the restricted Endeavor Content business in connection with a franchise agreement and side letter that we signed directly with the Writer's Guild of America ("WGA"). Our retained 20% interest is accounted for as an equity method investment and is not part of the Representation segment.

The collective bargaining agreement between (i) the WGA, of which many of WME’s writer clients are members, on the one hand, and the Alliance of Motion Picture and Television Producers (“AMPTP”), on the other hand, and (ii) the Screen Actors Guild-American Federation of Television and Radio Artists ("SAG-AFTRA"), of which many of WME's actor clients are members, on the one hand, and AMPTP, on the other hand, expired May 1, 2023 and June 12, 2023, respectively, without agreement on new terms. As a result, the WGA and SAG-AFTRA instructed our WGA and SAG-AFTRA member clients to strike AMPTP companies until new respective agreements are reached. As agents for these writers and actors, WME cannot negotiate for struck work on behalf of its WGA and SAG-AFTRA member clients during the duration of their respective strikes. The ultimate impact these strikes will have on our representation business as well as our financial condition and consolidated results will depend on, among other factors, their scope and duration.

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

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Endeavor Manager and Endeavor Operating Company, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreement ("TRA"). The Company entered into the TRA with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreement."

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2023 and 2022. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$1,436,212	$1,312,515	$3,033,049	$2,786,278
Operating expenses:
Direct operating costs	584,014	508,385	1,308,296	1,203,026
Selling, general and administrative expenses	632,671	587,499	1,301,884	1,127,705
Insurance recoveries	—	—	—	(993)
Depreciation and amortization	61,078	65,612	127,829	131,606
Total operating expenses	1,277,763	1,161,496	2,738,009	2,461,344
Operating income	158,449	151,019	295,040	324,934
Other (expense) income:
Interest expense, net	(90,307)	(62,505)	(175,404)	(121,777)
Tax receivable agreement liability adjustment	10,174	2,405	12,518	(51,092)
Other income (expense), net	741,657	(6,133)	766,090	453,808
Income before income taxes and equity losses of affiliates	819,973	84,786	898,244	605,873
Provision for (benefit from) income taxes	140,441	2,699	175,911	(14,535)
Income before equity losses of affiliates	679,532	82,087	722,333	620,408
Equity losses of affiliates, net of tax	(12,997)	(39,867)	(19,543)	(60,522)
Net income	666,535	42,220	702,790	559,886
Less: Net income attributable to non-controlling interests	263,361	16,414	291,585	214,534
Net income attributable to Endeavor Group Holdings, Inc.	$403,174	$25,806	$411,205	$345,352

Revenue

Revenue increased $123.7 million, or 9.4%, to $1,436.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

•
Owned Sports Properties increased by $8.2 million, or 2.5%. The increase was driven by higher live event revenue from having two more events in the current year with live audiences, higher media rights fees and sponsorships, and an increase in commercial pay-per-view ("PPV") at UFC. This increase was partially offset by $30 million of revenue related to the DBH business recorded in the prior year, which was sold in September 2022.
•
Events, Experiences & Rights increased by $23.3 million, or 4.1%. The increase was primarily driven by event and performance revenue due to Barrett-Jackson, which was acquired in August 2022, increases from the Madrid Open, and growth at the Academy partially offset by a decrease in On Location's music business. The increase was also due to new media production deals. These increases were offset by a decrease in technology platforms and services due to the migration of certain Endeavor Streaming clients.
•
Representation increased by $23.2 million, or 6.5%. The increase was primarily driven by an increase in our nonscripted content production business due to content deliveries. The remainder of the increase was due to our marketing and experiential business due to new projects and increased corporate spending as well as an increase in our fashion business partially offset by the impact of the writers' strike on our talent business.
•
Sports Data & Technology increased by $70.2 million, or 116.3%. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in existing betting data contracts at IMG ARENA.

Revenue increased $246.8 million, or 8.9%, to $3,033.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

•
Owned Sports Properties increased by $64.8 million, or 10.3%. The increase was driven by higher media rights fees, sponsorship, commercial PPV and event related revenue primarily due to one additional PPV event, as well as three more events with live audiences this year at UFC. Additionally, at PBR, the increase was driven by higher ticket sales due to greater demand and an increase in revenue from the team series. These increases were partially offset by $31 million of revenue related the DBH business recorded in the prior year, which was sold in September 2022.
•
Events, Experiences & Rights increased by $43.1 million, or 3.2%. The increase was primarily driven by event and performance revenue due to Barrett-Jackson, which was acquired in August 2022, increases from tennis events, including the Madrid Open and Miami Open, and growth at the Academy partially offset by a decrease in On Location's music business. The increase was also due to new media production deals and to a lesser extent media rights fees. These increases were offset by a decrease in technology platforms and services due to the migration of certain Endeavor Streaming clients.
•
Representation increased by $16.1 million, or 2.3%. The increase was primarily driven by an increase in our nonscripted content production business due to content deliveries as well as an increase in our agency business driven primarily by fashion partially offset by the impact of the writers' strike. These increases were also partially offset by the revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022.
•
Sports Data & Technology increased by $126.0 million, or 119.5%. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in existing betting data contracts at IMG ARENA.

Direct operating costs

Direct operating costs increased $75.6 million, or 14.9%, to $584.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase of $37 million for betting data costs, $17 million in connection with the event revenue increases mentioned above, $15 million related to production deals and $15 million related to content deliveries mentioned above. These increases were partially offset by the sale of the DBH business in September 2022.

Direct operating costs increased $105.3 million, or 8.8%, to $1,308.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily attributable to an increase of $64 million for betting data costs, $32 million in connection with the event revenue increases mentioned above, $16 million related to production deals and $14 million related to content deliveries mentioned above. These increases were partially offset by a decrease related to the sales of the restricted Endeavor Content business and the DBH business recorded in the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $45.2 million, or 7.7%, to $632.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was principally due to higher cost of personnel driven by growth in the business, the inclusion of Barrett-Jackson and OpenBet, and the continued investment ahead of the Olympics, which began in the second half of 2022.

Selling, general and administrative expenses increased $174.2 million, or 15.4%, to $1,301.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was principally due to higher cost of personnel, including equity-based compensation of $29 million, driven by growth in the business, the inclusion of Barrett-Jackson and OpenBet, and the continued ramp up ahead of the Olympics, as well as increases in professional fees and travel expenses.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the six months ended June 30, 2022, we recognized $1.0 million of insurance recoveries, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization decreased $4.5 million, or 6.9%, to $61.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Depreciation and amortization decreased $3.8 million, or 2.9%, to $127.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by certain intangible assets becoming fully amortized partially offset by intangibles acquired through acquisitions.

Interest expense, net

Interest expense, net increased $27.8 million, or 44.5% to $90.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest expense, net increased $53.6 million, or 44.0% to $175.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by higher interest rates offset by lower indebtedness.

Tax receivable agreement liability adjustment

For the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, we recorded adjustments of $10.2 million, $2.4 million, $12.5 million and $(51.1) million, respectively, for the tax receivable agreement liability. The adjustments for the three and six months ended June 30, 2023 related to a change in estimates related to future TRA payments. The adjustments for the three and six months ended June 30, 2022 related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRA.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2023 was income of $741.7 million compared to expense of $6.1 million for the three months ended June 30, 2022. The income for the three months ended June 30, 2023 included a net gain of $737.0 million from the sale of our Academy business and $4.8 million for foreign currency transaction gains. The expense for the three months ended June 30, 2022 included $16.1 million for foreign currency transaction losses offset by $11.7 million of gains from changes in fair value of equity investments.

Other income (expense), net for the six months ended June 30, 2023 was income of $766.1 million compared to income of $453.8 million for the six months ended June 30, 2022. The income for the six months ended June 30, 2023 included net gains of $743.1 million from the sales of certain businesses, of which $737.0 million was from the sale of our Academy business, $14.4 million for foreign currency transaction gains and $6.5 million for the change in the fair value of forward foreign exchange contracts. The income for the six months ended June 30, 2022 included a gain of $463.6 million for the sale of the restricted Endeavor Content business and $13.3 million of gains from changes in fair value of equity investments partially offset by $20.8 million for foreign currency transaction losses.

Provision for (benefit from) income taxes

For the three months ended June 30, 2023, we recorded a provision for income taxes of $140.4 million compared to a provision for income taxes of $2.7 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, we recorded a provision for income taxes of $175.9 million compared to a benefit from income taxes of $14.5 million for the six months ended June 30, 2022. The provision for income taxes for the three and six months ended June 30, 2023 differs from the same periods in 2022 primarily due to the tax effects of increased earnings in 2023, largely driven by the gain on sale of the Academy, and an increase in the tax rate at EGH, which had a valuation allowance in 2022 partially offset by $22.8 million resulting from a valuation allowance release on certain foreign tax credits. During the six months ended June 30, 2022, the Company released a $53.7 million valuation allowance on certain deferred tax assets while retaining a valuation allowance on a majority of other deferred tax assets.

Equity losses of affiliates, net of tax

Equity losses of affiliates decreased $26.9 million to $13.0 million and decreased $41.0 million to $19.5 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The losses recorded for the three and six months ended June 30, 2023 related primarily to an other-than-temporary impairment charge recorded for one of our equity method investments and our 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022. The losses recorded for the three and six months ended June 30, 2022 related primarily to our investment in Learfield IMG College.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests was $263.4 million for the three months ended June 30, 2023 compared to net income attributable to non-controlling interests of $16.4 million for the three months ended June 30, 2022. The change was primarily driven by the significant increase in net income in the current period due to the recognition of the gain on the sale of the Academy business.

Net income attributable to non-controlling interests was $291.6 million for the six months ended June 30, 2023 compared to net income attributable to non-controlling interests of $214.5 million for the six months ended June 30, 2022. The change was primarily driven by the significant increase in net income in the current period due to the higher gain recognized for the sale of the Academy business.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Owned Sports Properties	$340,088	$331,930	$693,377	$628,619
Events, Experiences & Rights	591,078	567,808	1,391,864	1,348,743
Representation	381,149	357,955	731,389	715,276
Sports Data & Technology	130,565	60,371	231,424	105,414
Eliminations	(6,668)	(5,549)	(15,005)	(11,774)
Total Revenue	$1,436,212	$1,312,515	$3,033,049	$2,786,278
Adjusted EBITDA:
Owned Sports Properties	$179,234	$161,270	$364,905	$310,011
Events, Experiences & Rights	76,583	92,563	184,574	218,564
Representation	107,149	111,221	191,355	212,926
Sports Data & Technology	13,737	15,554	18,209	22,036
Corporate	(71,786)	(74,253)	(147,734)	(142,733)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$340,088	$331,930	$693,377	$628,619
Direct operating costs	$105,751	$102,849	$221,524	$197,565
Selling, general and administrative expenses	$55,050	$67,492	$107,704	$120,364
Adjusted EBITDA	$179,234	$161,270	$364,905	$310,011
Adjusted EBITDA margin	52.7%	48.6%	52.6%	49.3%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenue for the three months ended June 30, 2023 increased $8.2 million, or 2.5%, to $340.1 million, compared to the three months ended June 30, 2022. The increase was driven primarily by an increase in UFC of $37 million, which was due to higher live event revenue from having two more events in the current year with live audiences, higher media rights fees and sponsorships, and an increase in commercial PPV. This increase was partially offset by $30 million of revenue related to the DBH business recorded in the prior year, which was sold in September 2022.

Direct operating costs for the three months ended June 30, 2023 increased $2.9 million, or 2.8%, to $105.8 million, compared to the three months ended June 30, 2022. The increase was attributable to increases in athlete costs due to different matchups and higher marketing and event expenses primarily from having two additional events with fan attendance in 2023 at UFC and an increase in direct operating costs at PBR. These increases were partially offset by the sale of the DBH business in September 2022.

Selling, general and administrative expenses for the three months ended June 30, 2023 decreased $12.4 million, or 18.4%, to $55.1 million, compared to the three months ended June 30, 2022. The decrease was primarily attributable to $14 million of costs associated with the DBH business, which was sold in September 2022, partially offset by a slight increase in cost of personnel to support the growth of the business.

Adjusted EBITDA for the three months ended June 30, 2023 increased $18.0 million, or 11.1%, to $179.2 million, compared to the three months ended June 30, 2022. The increase in Adjusted EBITDA was primarily driven by an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in direct operating costs.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenue for the six months ended June 30, 2023 increased $64.8 million, or 10.3%, to $693.4 million, compared to the six months ended June 30, 2022. The increase was driven primarily by an increase in UFC of $84 million, which was due to higher media rights fees, sponsorship, commercial PPV and event related revenue due to one additional PPV event, as well as three more events with live audiences this year. PBR revenue increased $9 million primarily due to an increase in ticket sales due to greater demand and an increase in revenue from the teams series. These increases were partially offset by $31 million of revenue related to the DBH business recorded in the prior year, which was sold in September 2022.

Direct operating costs for the six months ended June 30, 2023 increased $24.0 million, or 12.1%, to $221.5 million, compared to the six months ended June 30, 2022. The increase at UFC was attributable to increases in athlete costs due to different matchups and higher production, marketing and event expenses from having an additional PPV event, more events held internationally and more events with live audiences than in the prior year. PBR direct operating costs also increased driven by event growth. These increases were partially offset by the sale of the DBH business in September 2022.

Selling, general and administrative expenses for the six months ended June 30, 2023 decreased $12.7 million, or 10.5%, to $107.7 million, compared to the six months ended June 30, 2022. The decrease was primarily attributable to $23 million of costs associated with the DBH business, which was sold in September 2022, partially offset by an increase in cost of personnel to support the growth of the business.

Adjusted EBITDA for the six months ended June 30, 2023 increased $54.9 million, or 17.7%, to $364.9 million, compared to the six months ended June 30, 2022. The increase in Adjusted EBITDA was primarily driven by an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in direct operating costs.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$591,078	$567,808	$1,391,864	$1,348,743
Direct operating costs	$342,419	$325,797	$851,394	$835,428
Selling, general and administrative expenses	$174,615	$151,588	$360,286	$301,888
Adjusted EBITDA	$76,583	$92,563	$184,574	$218,564
Adjusted EBITDA margin	13.0%	16.3%	13.3%	16.2%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenue for the three months ended June 30, 2023 increased $23.3 million, or 4.1%, to $591.1 million, compared to the three months ended June 30, 2022. Event and performance revenue increased $19 million primarily due to Barrett-Jackson, which was acquired in August 2022, increases from the Madrid Open, and growth at the Academy, partially offset primarily by a decrease in On Location's music business. Media production revenue increased $16 million primarily due to new contracts, including with Major League Soccer. These increases were offset by a decrease in technology platforms and services of $9 million due to the migration of certain Endeavor Streaming clients.

Direct operating costs for the three months ended June 30, 2023 increased $16.6 million, or 5.1%, to $342.4 million, compared to the three months ended June 30, 2022. The increase was due to the increases in related revenue described above.

Selling, general and administrative expenses for the three months ended June 30, 2023 increased $23.0 million, or 15.2%, to $174.6 million, compared to the three months ended June 30, 2022. The increase was primarily driven by increased cost of personnel related to the inclusion of Barrett-Jackson in the current year, the continued investment ahead of the Olympics, which began in the second half of 2022 and the growth of the business.

Adjusted EBITDA for the three months ended June 30, 2023 decreased $16.0 million, or 17.3%, to $76.6 million, compared to the three months ended June 30, 2022. The decrease in Adjusted EBITDA was primarily driven by an increase in selling, general and administrative expenses and direct operating costs, partially offset by an increase in revenue.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenue for the six months ended June 30, 2023 increased $43.1 million, or 3.2%, to $1,391.9 million, compared to the six months ended June 30, 2022. Event and performance revenue increased $41 million primarily due to Barrett-Jackson, which was acquired in August 2022, increases from tennis events, including the Madrid Open and Miami Open, and growth at the Academy, partially offset by a decrease in On Location's music business. Media production revenue and Media rights fees increased $19 million primarily due to new contracts, including with Major League Soccer. These increases were offset by a decrease in technology platforms and services of $16 million due to the migration of certain Endeavor Streaming clients.

Direct operating costs for the six months ended June 30, 2023 increased $16.0 million, or 1.9%, to $851.4 million, compared to the six months ended June 30, 2022. The increase was due to the increases in related revenue described above.

Selling, general and administrative expenses for the six months ended June 30, 2023 increased $58.4 million, or 19.3%, to $360.3 million, compared to the six months ended June 30, 2022. The increase was primarily driven by increased cost of personnel related to the inclusion of Barrett-Jackson in the current year, the continued investment ahead of the Olympics, which began in the second half of 2022 and the growth of the business.

Adjusted EBITDA for the six months ended June 30, 2023 decreased $34.0 million, or 15.6%, to $184.6 million, compared to the six months ended June 30, 2022. The decrease in Adjusted EBITDA was primarily driven by an increase selling, general and administrative expenses and direct operating costs, partially offset by an increase in revenue.

Representation

The following table sets forth our Representation segment results for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$381,149	$357,955	$731,389	$715,276
Direct operating costs	$73,346	$51,678	$127,858	$121,451
Selling, general and administrative expenses	$200,220	$194,953	$411,959	$380,835
Adjusted EBITDA	$107,149	$111,221	$191,355	$212,926
Adjusted EBITDA margin	28.1%	31.1%	26.2%	29.8%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenue for the three months ended June 30, 2023 increased $23.2 million, or 6.5%, to $381.1 million, compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase of $19 million related to our nonscripted content production business due primarily to the delivery of season 5 of The Wall. The remainder of the increase was due to our marketing and experiential business due to new projects and increased corporate spending as well as an increase in our fashion business partially offset by the impact of the writers’ strike on our talent business.

Direct operating costs for the three months ended June 30, 2023 increased $21.7 million, or 41.9%, to $73.3 million, compared to the three months ended June 30, 2022. The increase was primarily due to the increases in related revenue described above.

Selling, general and administrative expenses for the three months ended June 30, 2023 increased $5.3 million, or 2.7%, to $200.2 million, compared to the three months ended June 30, 2022. The increase was primarily driven by cost of personnel to support the growth of the business.

Adjusted EBITDA for the three months ended June 30, 2023 decreased $4.1 million, or 3.7%, to $107.1 million, compared to the three months ended June 30, 2022. The decrease in Adjusted EBITDA was driven by the increases in selling, general and administrative expenses and direct operating costs, partially offset by an increase in revenue, which includes the impact of the writers' strike.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenue for the six months ended June 30, 2023 increased $16.1 million, or 2.3%, to $731.4 million, compared to the six months ended June 30, 2022. The increase was primarily attributable to the $16 million related to our nonscripted content production business due to deliveries of shows such as season 5 of The Wall, as well as an increase of $12 million related to our agency business driven primarily by fashion partially offset by the impact of the writers' strike. These increases were partially offset by the $14 million of revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022.

Direct operating costs for the six months ended June 30, 2023 increased $6.4 million, or 5.3%, to $127.9 million, compared to the six months ended June 30, 2022. The increase was primarily attributable to the above mentioned increases in revenue in our non-scripted and fashion businesses partially offset by the sale of the restricted Endeavor Content business.

Selling, general and administrative expenses for the six months ended June 30, 2023 increased $31.1 million, or 8.2%, to $412.0 million, compared to the six months ended June 30, 2022. The increase was primarily driven by cost of personnel and increased travel expenses.

Adjusted EBITDA for the six months ended June 30, 2023 decreased $21.6 million, or 10.1%, to $191.4 million, compared to the six months ended June 30, 2022. The decrease in Adjusted EBITDA was driven by the increases in selling, general and administrative expenses and direct operating costs, partially offset by an increase in revenue, which includes the impact of the writers' strike.

Sports Data & Technology

The following table sets forth our Sports Data & Technology segment results for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$130,565	$60,371	$231,424	$105,414
Direct operating costs	$70,134	$33,607	$124,286	$60,295
Selling, general and administrative expenses	$46,695	$11,202	$88,700	$23,074
Adjusted EBITDA	$13,737	$15,554	$18,209	$22,036
Adjusted EBITDA margin	10.5%	25.8%	7.9%	20.9%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenue for the three months ended June 30, 2023 increased $70.2 million, or 116.3%, to $130.6 million, compared to the three months ended June 30, 2022. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in existing betting data contracts at IMG ARENA.

Direct operating costs for the three months ended June 30, 2023 increased $36.5 million, or 108.7%, to $70.1 million, compared to the three months ended June 30, 2022. The increase was primarily driven by costs associated with the revenue growth described above, as well as new betting data costs in advance of the sales cycle at IMG ARENA.

Selling, general and administrative expenses for the three months ended June 30, 2023 increased $35.5 million, or 316.8%, to $46.7 million, compared to the three months ended June 30, 2022. The increase was primarily due to the inclusion of OpenBet, which was acquired in September 2022.

Adjusted EBITDA for the three months ended June 30, 2023 decreased $1.8 million, or 11.7%, to $13.7 million, compared to the three months ended June 30, 2022. Adjusted EBITDA benefited from the inclusion of OpenBet but was more than offset by the new betting data costs at IMG ARENA that were incurred in advance of the sales cycle.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenue for the six months ended June 30, 2023 increased $126.0 million, or 119.5%, to $231.4 million, compared to the six months ended June 30, 2022. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in existing betting data contracts at IMG ARENA.

Direct operating costs for the six months ended June 30, 2023 increased $64.0 million, or 106.1%, to $124.3 million, compared to the six months ended June 30, 2022. The increase was primarily driven by costs associated with the revenue growth described above, as well as new betting data costs in advance of the sales cycle at IMG ARENA.

Selling, general and administrative expenses for the six months ended June 30, 2023 increased $65.6million, or 284.4%, to $88.7 million, compared to the six months ended June 30, 2022. The increase was primarily due to the inclusion of OpenBet, which was acquired in September 2022.

Adjusted EBITDA for the six months ended June 30, 2023 decreased $3.8 million, or 17.4%, to $18.2 million, compared to the six months ended June 30, 2022. Adjusted EBITDA benefited from the inclusion of OpenBet but was more than offset by the new betting data costs at IMG ARENA that were incurred in advance of the sales cycle.

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

The following table sets forth our results for Corporate for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Adjusted EBITDA	$(71,786)	$(74,253)	$(147,734)	$(142,733)

Adjusted EBITDA for the three months ended June 30, 2023 improved $2.5 million, or 3.3%, to $(71.8) million, compared to the three months ended June 30, 2022. The improvement was driven by lower cost of personnel.

Adjusted EBITDA for the six months ended June 30, 2023 decreased $5.0 million, or 3.5%, to $(147.7) million, compared to the six months ended June 30, 2022. The decline was driven by an increase in travel and entertainment expenses and other administrative expenses.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings, net gains on the sale of businesses, tax receivable agreement liability adjustment, and certain other items, when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$666,535	$42,220	$702,790	$559,886
Provision for (benefit from) income taxes	140,441	2,699	175,911	(14,535)
Interest expense, net	90,307	62,505	175,404	121,777
Depreciation and amortization	61,078	65,612	127,829	131,606
Equity-based compensation expense (1)	61,760	60,607	140,451	111,463
Merger, acquisition and earn-out costs (2)	16,381	14,568	30,915	27,362
Certain legal costs (3)	1,489	8,598	3,911	9,600
Restructuring, severance and impairment (4)	13,736	1,442	21,936	1,960
Fair value adjustment - equity investments (5)	(68)	(11,691)	(781)	(13,344)
Equity method losses - Learfield IMG College and Endeavor Content (6)	6,580	41,511	15,103	65,915
Net gain on sale of the restricted Endeavor Content business(7)	—	—	—	(463,641)
Net gain on sale of the Academy business(8)	(736,978)	—	(736,978)	—
Tax receivable agreement liability adjustment (9)	(10,174)	(2,405)	(12,518)	51,092
Other (10)	(6,170)	20,689	(32,664)	31,663
Adjusted EBITDA	$304,917	$306,355	$611,309	$620,804
Net income margin	46.4%	3.2%	23.2%	20.1%
Adjusted EBITDA margin	21.2%	23.3%	20.2%	22.3%
(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans. Equity-based compensation was recognized in all segments and Corporate for three and six months ended June 30, 2023 and 2022.
(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the three months ended June 30, 2023 primarily related to professional advisor costs, which were approximately $14 million and primarily related to our Owned Sport Properties segment. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $2 million, which primarily related to our Representation and Sports Data & Technology segments.

Such costs for the three months ended June 30, 2022 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $8 million, which primarily related to our Representation segment. Professional advisor costs were approximately $7 million and related to all of our segments.

Such costs for the six months ended June 30, 2023 primarily related to professional advisor costs, which were approximately $25 million and primarily related to our Owned Sport Properties segment and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $6 million, which primarily related to our Events, Experiences & Rights, Representation and Sports Data & Technology segments.

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

Such costs for the three and six months ended June 30, 2023 primarily relates to a loss of approximately $9 million due to an other-than-temporary impairment for one of our equity method investments, which related to our Events, Experiences & Rights segment; and the restructuring expenses in our Events, Experiences & Rights and Representation segments and Corporate.

Such costs for the three and six months ended June 30, 2022 primarily relates to a write off of an asset in Corporate and the restructuring expenses in our Events, Experiences & Rights and Representation segments.

(5)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.
(6)
Relates to equity method losses from the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022. For the three months and six months ended June 30, 2022, also related to equity method losses from our investment in Learfield IMG College.
(7)
Relates to the gain recorded for the sale of the restricted Endeavor Content business, net of transactions costs of $15.0 million, which were contingent on the sale closing.
(8)
Relates to the gain recorded for the sale of the Academy business, net of transactions costs of $5.5 million, which were contingent on the sale closing.
(9)
For the three and six months ended June 30, 2023, the adjustment for the tax receivable agreement liability related to a change in estimates of future TRA payments.

For the three and six months ended June 30, 2022, the adjustment for the tax receivable agreement liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRA.

(10)
For the three months ended June 30, 2023, other costs were comprised of gains of approximately $5 million on foreign currency exchange transactions, which related to all of our segments and Corporate; and a gain of approximately $3 million related to the change in the fair value of forward foreign exchange contracts, which related primarily to our Events, Experiences & Rights segment and Corporate.

For the three months ended June 30, 2022, other costs were comprised primarily of losses of approximately $17 million on foreign currency exchange transactions, which related to all of our segments and Corporate and approximately $2 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment.

For the six months ended June 30, 2023, other costs were comprised primarily of gains of approximately $14 million on foreign currency exchange transactions, which related to all of our segments and Corporate; a gain of approximately $6 million related to the change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate; gains of approximately $6 million on the sales of certain businesses, which relates to our Events, Experiences & Rights segment; and a gain of approximately $5 million from the resolution of a contingency.

For the six months ended June 30, 2022, other costs were comprised primarily of losses of approximately $22 million on foreign currency exchange transactions, which related to all of our segments and Corporate, approximately $1 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related primarily to our Events, Experiences & Rights segment and an approximately $1 million loss on disposal of an asset related to our Events, Experiences & Rights segment.

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

Debt facilities

As of June 30, 2023, we had an aggregate of $5.0 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of June 30, 2023, we had total borrowing capacity of $405 million under the Senior Credit Facilities, of which approximately $376 million was available to borrow.

Credit Facilities

As of June 30, 2023, we have borrowed an aggregate of $2.3 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the "ABR") plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. In June 2023, we executed an amendment of the First Lien Term Loan to replace adjusted LIBOR with SOFR plus a credit spread adjustment (as defined in the credit agreement). The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025. In July 2023, we repaid $32.0 million of term loans under the Credit Facilities.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility had been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. In June 2023, we executed amendments to transition the interest rate swaps from LIBOR to SOFR with a new average fixed coupon of approximately 2.05% effective July 31, 2023. In August 2022, we entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility had been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. In June 2023, we executed an amendment to transition the interest rate swap from LIBOR to SOFR with a new fixed coupon of approximately 3.10% effective July 31, 2023. As of June 30, 2023, approximately 98% of our term loans under the Credit Facilities are hedged. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of June 30, 2023, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. In April 2023, we executed an amendment to replace adjusted LIBOR with SOFR. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of June 30, 2023, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $19.5 million. The revolving facility matures on November 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on June 30, 2023, as we had no borrowings outstanding under this revolving credit facility.

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

UFC Credit Facilities

As of June 30, 2023, we have borrowed an aggregate of $2.7 billion of first lien term loans under the UFC Credit Facilities. Borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. In June 2023, we executed an amendment of the First Lien Term Loans to replace adjusted LIBOR with SOFR plus a credit spread adjustment (as defined in the UFC credit agreement). The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of June 30, 2023, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. In April 2023, we executed an amendment to replace adjusted LIBOR with SOFR. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of June 30, 2023, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. The revolving facility under the UFC Credit Facilities matures on October 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on June 30, 2023, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of June 30, 2023, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which $34.9 million was outstanding and $28.0 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2025, bearing interest at rates of 2.75% plus LIBOR. In June 2023, we executed amendments to the other revolving line of credit facilities to replace LIBOR with SOFR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the "OL Credit Facility"). As of June 30, 2023, we had $16.9 million outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

The OL Credit Facility is subject to a financial covenant if greater than 40% of the borrowing capacity is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $2.0 million) at the end of each quarter. This covenant was not applicable on June 30, 2023, as borrowings were less than 40%.

In July 2023, we repaid $16.9 million for borrowings outstanding under the OL revolving credit agreement as well as paid $18.0 million outstanding under other debt arrangements.

Cash Flows Overview

Six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$193,313	$213,046
Net cash provided by investing activities	$861,398	$123,154
Net cash (used in) provided by financing activities	$(163,869)	$7,196

Cash provided in operating activities decreased from $213.0 million of cash provided in the six months ended June 30, 2022 to $193.3 million of cash provided in the six months ended June 30, 2023. Cash provided in the six months ended June 30, 2023 was primarily due to net income of $702.8 million, which included the gain on sale of the Academy business and non-cash items of $326.0 million offset by increases in other assets of $150.1 million and other current assets of $120.3 million primarily due to the advanced payments made by us in the buildup to the Olympics. Cash provided in the six months ended June 30, 2022 was primarily due to net income of $559.9 million, which included non-cash items of $97.6 million offset by the increase in accounts receivable of $242.3 million due to the timing of events and the decrease in deferred revenue of $95.5 million due to events taking place in 2022, such as Super Bowl LVI and various music events.

Investing activities changed from $123.2 million of cash provided in the six months ended June 30, 2022 to $861.4 million of cash provided in the six months ended June 30, 2023. Cash provided in the six months ended June 30, 2023 primarily reflects net cash proceeds received from the sale of businesses of $1.077 billion, primarily driven by the sale of the Academy business, offset by payments for acquisitions of businesses, capital expenditures and investments in non-controlled affiliates totaling $221.1 million. Cash provided in the six months ended June 30, 2022 primarily reflects net cash proceeds received from the sale of the restricted Endeavor Content business of $649.7 million offset by payments for acquisitions of businesses, capital expenditures and investments in non-controlled affiliates totaling $528.1 million.

Financing activities changed from $7.2 million of cash provided in the six months ended June 30, 2022 to $(163.9) million of cash used in the six months ended June 30, 2023. Cash used in the six months ended June 30, 2023 primarily reflects payments for debt, acquisition of non-controlling interests, the tax receivable agreement and distributions of $78.0 million, $43.8 million, $37.5 million, and $33.7 million, respectively, partially offset by borrowings of debt of $49.9 million. Cash provided in the six months ended June 30, 2022 primarily reflects net cash proceeds received in connection with the acquisition of non-controlling interests of $92.5 million offset by net payments on debt of $39.9 million, as well as distributions, payments of contingent consideration related to acquisitions and redemption of certain of our equity interests totaling $44.7 million.

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

We may also use our cash to effect equity repurchases of our Class A common stock under our stock repurchase authorization and/or to pay cash dividends. On May 7, 2023, we approved an event-driven repurchase authorization that permits us to repurchase shares of our Class A common stock in an aggregate amount of up to $300 million, subject to and contingent upon the sale of our Academy business and the receipt of proceeds therefrom. Any such repurchases may be made at any time and from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. This share repurchase authorization has no expiration and may be modified, suspended or terminated at any time at our discretion and does not obligate us to acquire any particular amount of shares. We also anticipate making quarterly cash dividends of up to $25 million. The dividends would be paid from Endeavor Operating Company to its common unit holders, including EGH, which, in turn, would dividend its portion of such dividends to holders of shares of our Class A common stock. Any future declaration, amount and payment of dividends will be at our sole discretion and depend upon factors, such as our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends, we cannot provide any assurances that any regular dividends will be paid in any specified amount or at any particular frequency, if at all.

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

Tax Receivable Agreement

Generally, we are required under the tax receivable agreement to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreement will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreement will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of June 30, 2023, we had a tax receivable agreement liability of $993.4 million recorded for all exchanges that have occurred as of this date.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report. During the six months ended June 30, 2023, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2022 Annual Report.

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. During the second quarter, we performed an interim impairment test for one of our reporting units included in the Events, Experiences & Rights segment, the result of which was the fair value not substantially exceeding the carrying value. A continued decline in the results of this reporting unit could result in an impairment charge in the future.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $2.25 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of June 30, 2023, a 1% increase in the effective interest rates would have increased our annual interest expense by $28 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the six months ended June 30, 2023, revenues would have decreased by approximately $66.3 million and operating income would have improved by approximately $2.2 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2022 Annual Report and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as supplemented by the risk factors below. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

Risks Related to Our Business

Our clients are members of certain unions and guilds that are signatories to collective bargaining agreements. Any expiration, termination, revocation or non-renewal of these collective bargaining agreements and any work stoppages or labor disturbances has adversely affected and will continue to adversely affect our business.

Certain of our clients are members of certain unions and guilds that are signatories to collective bargaining agreements. These collective bargaining agreements and other labor agreements regularly expire and require renegotiation of their terms. Upon the expiration of any of these collective bargaining agreements, however, our clients' unions may be unable to negotiate new collective bargaining agreements on satisfactory terms or at all. Certain of such unions and guilds have in the past gone on strike, and in the future may do so again. For example, the collective bargaining agreements between (i) the Writer’s Guild of America (“WGA”), of which many of WME’s writer clients are members, on the one hand, and the Alliance of Motion Picture and Television Producers (“AMPTP”), on the other hand, and (ii) the Screen Actors Guild-American Federation of Television and Radio Artists ( “SAG-AFTRA”), of which many of WME’s actor clients are members, on the one hand, and AMPTP, on the other hand, expired on May 1, 2023 and June 12, 2023, respectively, without agreement on new terms. As a result, the WGA and SAG-AFTRA instructed our WGA and SAG-AFTRA member clients to strike AMPTP companies until new respective agreements are reached. As agents for these writers and actors, WME cannot negotiate for struck work on behalf of its WGA and SAG-AFTRA member clients for the duration of their respective strikes. The outcome of these disputes and any future similar disputes with unions or guilds that represent our clients, including the commercial landscape that will exist in the future with our clients after such disputes, have had and will continue to have an adverse effect on our business. The ultimate impact these strikes may have on our representation business and our financial condition and results operations will depend on, among other factors, their scope and duration, which are not currently estimable.

The amendments to the Endeavor Operating Company LLC Agreement that allow us to limit tax distributions that would otherwise be made could result in conflicts of interest.

On June 27, 2023, we amended the Endeavor Operating Company LLC Agreement to permit us to limit the amount of tax distributions that would otherwise be required to be paid by Endeavor Operating Company with respect to a given taxable period. As a result of (among other considerations) potential differences in the amount of net taxable income allocable to us and to Endeavor Operating Company’s other members and the fact that tax distributions made in respect of Endeavor Operating Company Units will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement, we expect that the aggregate tax distributions paid by Endeavor Operating Company to its members will, in many cases, exceed the aggregate cash tax liabilities of such members. In order to limit the amount of such excess tax distributions that might be made in certain circumstances, we adopted an amendment to the Endeavor Operating Company LLC Agreement that permits us to limit the aggregate amount of tax distributions that Endeavor Operating Company pays with respect to a particular taxable period to a “cap” in an amount equal to or greater than the aggregate amount of taxable income and gain of Endeavor Operating Company that is allocated to its members for such period multiplied by an assumed tax rate, as set forth in the Endeavor Operating Company LLC Agreement. Certain direct or indirect equity holders in Endeavor Operating Company such as the Silver Lake Equityholders, Messrs. Emanuel and Whitesell, and other members of our senior management may have interests that are different from (and/or in addition to) the interests of holders of Class A common stock with respect to these provisions. The Silver Lake Equityholders, Messrs. Emanuel and Whitesell, and such other persons may influence the extent to which (or the conditions upon which) the limitations on tax distributions included in the Endeavor Operating Company LLC Agreement will be invoked, which could result in conflicts of interest and result in aggregate tax distribution payments and liquidity considerations that are different than those that would have existed in the absence of such potential conflicts of interest.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

In April 2023, we issued (i) 265,332 shares of our Class A common stock in connection with our acquisition of a minority interest in a subsidiary, and (ii) 32,673 shares of our Class A common stock in connection with our acquisition of a business. In each case, the shares were offered and sold pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchase of Equity Securities

In May 2023, we approved an event-driven repurchase authorization that permits us to repurchase shares of our Class A common stock in an aggregate amount of up to $300 million, subject to and contingent upon the sale our Academy business and the receipt of proceeds therefrom. Any such repurchases may be made at any time and from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. This share repurchase authorization has no expiration and may be modified, suspended or terminated at any time at our discretion and does not obligate us to acquire any particular amount of shares. During the three months ended June 30, 2023, we did not repurchase any shares of our Class A common stock under this repurchase authorization.

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended June 30, 2023, the following directors and "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

Ariel Emanuel, Chief Executive Officer and Director

On June 9, 2023, Mr. Emanuel entered into a Rule 10b5-1 trading arrangement, which is a sell-to-cover instruction letter (the “Emanuel Sell-to-Cover 10b5-1 Instruction”) that provides for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units or restricted stock previously granted or that could in the future be granted under the Company’s 2021 Incentive Award Plan, including under any successor plan. The Emanuel Sell-to-Cover 10b5-1 Instruction will remain in effect so long as taxes are required to be paid upon the vesting or settlement of restricted stock units or restricted stock awarded or to be awarded, unless the instruction letter is earlier terminated. The total number of Class A shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. During the three months ended June 30, 2023, no shares of Class A common stock were sold pursuant to the Emanuel Sell-to-Cover 10b5-1 Instruction. The Emanuel Sell-to-Cover 10b5-1 Instruction replaced and superseded the sell-to-cover instruction then in effect and intended to satisfy the affirmative defense of Rule 10b5-1(c) and which applied to equity awards covering 3,783,992 shares of Class A common stock, of which 309,941 shares remained unvested at the time of termination.

Patrick Whitesell, Executive Chairman and Director

On May 31, 2023, Mr. Whitesell terminated a then-existing trading arrangement, originally adopted on March 17, 2022 and intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2022 Whitesell Trading Arrangement”). The 2022 Whitesell Trading Arrangement provided for the sale of up to 3,468,514 shares of Class A common stock with a plan end date of October 31, 2023. In connection with the termination of the 2022 Whitesell Trading Arrangement, on June 9, 2023, Mr. Whitesell entered into a Rule 10b5-1 trading arrangement for the sale of up to 4,036,458 shares of Class A common stock and which has a plan end date of June 9, 2024.

On June 9, 2023, Mr. Whitesell entered into a Rule 10b5-1 trading arrangement, which is a sell-to-cover instruction letter (the “Whitesell Sell-to-Cover 10b5-1 Instruction”) that provides for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units or restricted stock previously granted or that could in the future be granted under the Company’s 2021 Incentive Award Plan, including under any successor plan. The Whitesell Sell-to-Cover 10b5-1 Instruction will remain in effect so long as taxes are required to be paid upon the vesting or settlement of restricted stock units or restricted stock awarded or to be awarded, unless the instruction letter is earlier terminated. The total number of Class A shares that may be sold pursuant to the sell-to-cover instruction letter is not determinable. During the three months ended June 30, 2023, no shares of Class A common stock were sold pursuant to the Whitesell Sell-to-Cover 10b5-1 Instruction. The Whitesell Sell-to-Cover 10b5-1 Instruction replaced and superseded the sell-to-cover instruction then in effect and intended to satisfy the affirmative defense of Rule 10b5-1(c) and which applied to an equity award providing for future issuances of shares of Class A common stock upon the achievement of certain stock price milestones (and under which Mr. Whitesell had not yet earned any shares) at the time of termination.

Jason Lublin, Chief Financial Officer

On May 17, 2023, Mr. Lublin adopted a Rule 10b5-1 trading arrangement for the sale of up to 250,000 shares of Class A common stock and which has a plan end date of July 31, 2024.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.	8-K	001-40373	2.1	04/03/2023

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1	Stockholders Agreement, dated April 2, 2023, by and between Endeavor Group Holdings, Inc. and Vincent K. McMahon.	8-K	001-40373	10.1	04/03/2023

10.2†	Amendment No. 10, dated as of April 10, 2023, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	10-Q	001-40373	10.3	05/09/2023

10.3	Third Refinancing Amendment dated as of April 10, 2023, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-40373	10.4	05/09/2023

10.4	Endeavor Group Holdings, Inc. Amended and Restated 2021 Incentive Award Plan	8-K	001-40373	10.1	06/16/2023

10.5†

Amendment No. 11, dated as of June 26, 2023, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.

						*

10.6†

Tenth Amendment, dated as of June 26, 2023, to the First Lien Credit Agreement, dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.

						*

10.7	Amendment No. 1, effective as of June 27, 2023, to the Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021					*

10.8†

Amendment No. 2, dated as of June 29, 2023, to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

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

* Filed herewith

** Furnished herewith

† Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: August 8, 2023	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)