Form 10-Q
period 2023-09-30
Endeavor Group Holdings, Inc.
filed 2023-11-08
CIK 1766363

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 300,472,993 shares of the registrant’s Class A common stock outstanding, 167,250,856 shares of the registrant’s Class X common stock outstanding and 226,211,475 shares of the registrant’s Class Y common stock outstanding.

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

•
risks related to the Transactions (as defined below);
•
risks related to the Company's evaluation of strategic alternatives;
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

You also can find more information about us online at our investor relations website located at www.investor.endeavorco.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Quarterly Report.

Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference calls and webcasts, and by postings on our investor relations site at investor.endeavorco.com. We may also use our website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about Endeavor when you enroll your email address by visiting the "Investor Email Alerts" option under the Resources tab on investor.endeavorco.com.

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
•
"Endeavor Phantom Units" refers to the phantom units outstanding, which, subject to certain conditions and limitations, entitle the holder to cash equal to the value of a number of Endeavor Manager Units, Endeavor Operating Company Units, or Endeavor Profits Units, or of equity settled to the equivalent number of Endeavor Manager Units, Endeavor Operating Company Units, or Endeavor Profits Units.

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
•
"fully-diluted basis" means on a basis calculated assuming the full cash exercise (and not net settlement but, for the avoidance of doubt, including the conversion of the Convertible Notes (to the extent not converted prior to closing of the Transactions)) of all outstanding options, warrants, restricted stock units, performance stock units, dividend equivalent rights and other rights and obligations (including any promised equity awards and assuming the full issuance of the shares underlying such awards) to acquire voting interests of TKO Group Holdings (without regard to any vesting provisions and, with respect to any promised awards whose issuance is conditioned in full or in part based on achievement of performance goals or metrics, assuming achievement at target performance) and the full conversion, exercise, exchange, settlement of all issued and outstanding securities convertible into or exercisable, exchangeable or settleable for voting interests of TKO Group Holdings, not including any voting interests of TKO Group Holdings reserved for issuance pursuant to future awards under any option, equity bonus, share purchase or other equity incentive plan or arrangement of TKO Group Holdings (other than promised awards described above), and any other interests or shares, as applicable, that may be issued or exercised. For the avoidance of doubt, this definition assumes no net settlement or other reduction in respect of withholding tax obligations in connection with the issuance, conversion, exercise, exchange or settlement of such rights or obligations to acquire interests of TKO Group Holdings as described in the foregoing.
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
•
"TKO" refers to TKO Group Holdings, Inc., a consolidated subsidiary of the Company, which, following the Transactions, owns and operates the UFC and WWE.
•
The "Transactions" refer to the combination of the UFC and WWE businesses into a new publicly listed company, TKO.
•
"UFC" refers to the Ultimate Fighting Championship, the professional mixed martial arts ("MMA") organization.
•
"UFC Parent" refers to Zuffa Parent LLC (n/k/a TKO Operating Company, LLC or "TKO OpCo").
•
"WWE" refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
"Zuffa" refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC).

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,337,665	$767,828
Restricted cash	310,667	278,165
Accounts receivable (net of allowance for doubtful accounts of $54,286 and $54,766, respectively)	1,083,125	917,000
Deferred costs	512,164	268,524
Assets held for sale	7,500	12,013
Other current assets	436,016	293,206
Total current assets	3,687,137	2,536,736
Property and equipment, net	891,323	696,302
Operating lease right-of-use assets	330,429	346,550
Intangible assets, net	5,342,618	2,205,583
Goodwill	10,119,121	5,284,697
Investments	386,994	336,973
Deferred income taxes	569,065	771,382
Other assets	574,938	325,619
Total assets	$21,901,625	$12,503,842
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$590,078	$600,605
Accrued liabilities	707,219	525,239
Current portion of long-term debt	63,013	88,309
Current portion of operating lease liabilities	73,293	65,381
Deferred revenue	751,313	716,147
Deposits received on behalf of clients	293,304	258,414
Liabilities held for sale	—	2,672
Current portion of tax receivable agreement liability	156,514	50,098
Other current liabilities	288,084	107,675
Total current liabilities	2,922,818	2,414,540
Long-term debt	4,983,404	5,080,237
Long-term operating lease liabilities	301,101	327,888
Long-term tax receivable agreement liability	871,922	961,623
Deferred tax liabilities	561,250	171,571
Other long-term liabilities	391,407	241,411
Total liabilities	10,031,902	9,197,270
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	223,514	253,079
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 300,309,972 and 290,541,729 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	2
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class X common stock, $0.00001 par value; 4,983,448,411 and 4,987,036,068 shares authorized; 171,330,617 and 182,077,479 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class Y common stock, $0.00001 par value; 989,681,838 and 997,261,325 shares authorized; 226,211,475 and 227,836,134 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	4,849,404	2,120,794
Accumulated deficit	(52,235)	(216,219)
Accumulated other comprehensive loss	(34,100)	(23,736)
Total Endeavor Group Holdings, Inc. shareholders' equity	4,763,075	1,880,844
Nonredeemable non-controlling interests	6,883,134	1,172,649
Total shareholders' equity	11,646,209	3,053,493
Total liabilities, redeemable interests and shareholders' equity	$21,901,625	$12,503,842

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,344,395	$1,221,416	$4,377,444	$4,007,694
Operating expenses:
Direct operating costs	487,886	398,518	1,796,182	1,601,544
Selling, general and administrative expenses	715,231	601,469	2,017,115	1,729,174
Insurance recoveries	—	—	—	(993)
Depreciation and amortization	81,207	63,571	209,036	195,177
Impairment charges	28,196	689	28,196	689
Total operating expenses	1,312,520	1,064,247	4,050,529	3,525,591
Operating income	31,875	157,169	326,915	482,103
Other (expense) income:
Interest expense, net	(81,956)	(75,608)	(257,360)	(197,385)
Tax receivable agreement liability adjustment	(20,297)	(10,405)	(7,779)	(61,497)
Other (expense) income, net	(12,863)	9,325	753,227	463,133
(Loss) income before income taxes and equity losses of affiliates	(83,241)	80,481	815,003	686,354
Provision for (benefit from) income taxes	29,995	8,515	205,906	(6,020)
(Loss) income before equity losses of affiliates	(113,236)	71,966	609,097	692,374
Equity losses of affiliates, net of tax	(2,748)	(84,504)	(22,291)	(145,026)
Net (loss) income	(115,984)	(12,538)	586,806	547,348
Less: Net (loss) income attributable to non-controlling interests	(46,776)	(2,499)	244,809	212,035
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(69,208)	$(10,039)	$341,997	$335,313

(Loss) earnings per share of Class A common stock:
Basic	$(0.23)	$(0.04)	$1.14	$1.22
Diluted	$(0.25)	$(0.04)	$1.12	$1.19
Weighted average number of shares used in computing (loss) earnings per share:
Basic	301,876,322	285,870,317	298,311,200	278,724,574
Diluted	300,640,142	289,806,633	301,305,267	450,758,061

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(115,984)	$(12,538)	$586,806	$547,348
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized losses on forward foreign exchange contracts	—	(1,023)	—	(1,036)
Reclassification of gains to net (loss) income for forward foreign exchange contracts	—	(38)	—	(824)
Unrealized gains on interest rate swaps	6,353	45,083	24,384	107,308
Reclassification of (gains) losses to net (loss) income for interest rate swaps	(16,330)	5	(42,687)	14,497
Foreign currency translation adjustments	(43,030)	(42,890)	(1,714)	(82,716)
Reclassification of foreign currency translation losses (gains) to net (loss) income for business divestiture	—	—	3,270	(127)
Total comprehensive (loss) income, net of tax	(168,991)	(11,401)	570,059	584,450
Less: Comprehensive (loss) income attributable to non-controlling interests	(65,573)	(2,084)	238,085	226,299
Comprehensive (loss) income attributable to Endeavor Group Holdings, Inc.	$(103,418)	$(9,317)	$331,974	$358,151

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30, 2023

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income/(Loss)	Holdings, Inc.	Interests	Equity

Balance at July 1, 2023	$231,340	302,912,176	$3	174,400,744	$1	227,073,690	$2	$2,309,320	$194,986	$36	$2,504,348	$1,361,510	$3,865,858
Comprehensive loss	(6,476)	—	—	—	—	—	—	—	(69,208)	(34,210)	(103,418)	(59,097)	(162,515)
Equity-based compensation	—	—	—	—	—	—	—	41,594	—	—	41,594	22,289	63,883
Issuance of Class A common stock due to exchanges	—	3,072,693	—	(3,070,127)	—	(862,215)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	852,653	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	5,729	—	—	—	—	—	132	—	—	132	—	132
Distributions	(1,350)	—	—	—	—	—	—	—	—	—	—	(24,549)	(24,549)
Dividends ($0.06 per share)	—	—	—	—	—	—	—	—	(18,013)	—	(18,013)	(9,394)	(27,407)
Repurchase of Class A common stock, including payment for equity forward contract	—	(6,533,279)	—	—	—	—	—	(40,000)	(160,000)	—	(200,000)	—	(200,000)
Effects of acquisition and reorganization due to TKO Transactions	—	—	—	—	—	—	—	2,518,087	—	—	2,518,087	5,613,784	8,131,871
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	21,335	—	74	21,409	(21,409)	—
Equity impact of tax receivable agreement and deferred taxes arising from EOC units and Endeavor Manager units exchanges	—	—	—	—	—	—	—	(1,064)	—	—	(1,064)	—	(1,064)
Balance at September 30, 2023	$223,514	300,309,972	$3	171,330,617	$1	226,211,475	$2	$4,849,404	$(52,235)	$(34,100)	$4,763,075	$6,883,134	$11,646,209

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2023

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2023	$253,079	290,541,729	$2	182,077,479	$1	227,836,134	$2	$2,120,794	$(216,219)	$(23,736)	$1,880,844	$1,172,649	$3,053,493
Comprehensive income	12,457	—	—	—	—	—	—	—	341,997	(10,023)	331,974	225,628	557,602
Equity-based compensation	(1,527)	—	—	—	—	—	—	168,922	—	—	168,922	42,614	211,536
Issuance of Class A common stock due to exchanges	—	10,775,321	1	(10,746,862)	—	(1,624,659)	—	—	—	—	1	—	1
Issuance of Class A common stock due to releases of RSUs	—	5,222,467		—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	5,729	—	—	—	—	—	132	—	—	132	—	132
Distributions	(7,917)	—	—	—	—	—	—	—	—	—	—	(51,638)	(51,638)
Dividends ($0.06 per share)	—	—	—	—	—	—	—	—	(18,013)	—	(18,013)	(9,394)	(27,407)
Repurchase of Class A common stock, including payment for equity forward contract	—	(6,533,279)	—	—	—	—	—	(40,000)	(160,000)	—	(200,000)	—	(200,000)
Accretion of redeemable non- controlling interests	(6,465)	—	—	—	—	—	—	6,465	—	—	6,465	—	6,465
Issuance of Class A common stock due to an acquisition	—	32,673	—	—	—	—	—	781	—	—	781	—	781
Acquisition of non-controlling interests	(17,286)	265,332	—	—	—	—	—	(18,855)	—	—	(18,855)	(10,503)	(29,358)
Effects of acquisition and reorganization due to TKO Transactions	—	—	—	—	—	—	—	2,518,087	—	—	2,518,087	5,613,784	8,131,871
Non-controlling interests for sale of businesses	(8,827)	—	—	—	—	—	—	—	—	—	—	(86)	(86)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	100,261	—	(341)	99,920	(99,920)	—
Equity impact of tax receivable agreement and deferred taxes arising from EOC units and Endeavor Manager units exchanges	—	—	—	—	—	—	—	(7,183)	—	—	(7,183)	—	(7,183)
Balance at September 30, 2023	$223,514	300,309,972	$3	171,330,617	$1	226,211,475	$2	$4,849,404	$(52,235)	$(34,100)	$4,763,075	$6,883,134	$11,646,209
See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2022
										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Equity

Balance at July 1, 2022	$48,630	285,731,884	$2	183,897,784	$1	235,001,875	$2	$1,962,051	$—	$(61,265)	$1,900,791	$1,175,928	$3,076,719
Comprehensive income	(921)	—	—	—	—	—	—	—	(10,039)	722	(9,317)	(1,163)	(10,480)
Equity-based compensation	—	—	—	—	—	—	—	43,754	—	—	43,754	1,373	45,127
Issuance of Class A common stock due to exchanges	—	658,573	—	(724,356)	—	(5,126,227)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	70,718	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	(329)	(329)
Accretion of redeemable non- controlling interests	(3,160)	—	—	—	—	—	—	3,160	—	—	3,160	—	3,160
Issuance of Class A common stock due to an acquisition	—	2,869,729	—	—	—	—	—	59,240	—	—	59,240	—	59,240
Establishment and acquisition of non-controlling interests	210,150	—	—	—	—	—	—	—	—	—	—	—	—
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	(4,644)	(4,644)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	(6,489)	—	(680)	(7,169)	7,169	—
Tax receivable agreement in connection with exchanges	—	—	—	—	—	—	—	44	—	—	44	—	44
Balance at September 30, 2022	$254,699	289,330,904	$2	183,173,428	$1	229,875,648	$2	$2,061,760	$(10,039)	$(61,223)	$1,990,503	$1,178,334	$3,168,837

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

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

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$586,806	$547,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,036	195,177
Amortization and write-off of original issue discount and deferred financing cost	13,961	16,986
Amortization of content costs	32,752	18,535
Impairment charges	28,196	689
Net gain on sale/disposal and impairment of assets	(1,100)	(607)
Gain on business divestiture	(750,398)	(506,953)
Equity-based compensation expense	202,555	159,851
Change in fair value of contingent liabilities	(163)	2,243
Change in fair value of equity investments with and without readily determinable fair value	(812)	(13,833)
Change in fair value of financial instruments	(49,110)	20,793
Equity losses of affiliates	22,291	145,026
Net (benefit from) provision for allowance for doubtful accounts	(283)	12,173
Net (gain) loss on foreign currency transactions	(11,795)	28,353
Distributions from affiliates	3,977	5,205
Tax receivable agreement liability adjustment	7,779	61,497
Income taxes	175,640	(29,024)
Other, net	2,854	(869)
Changes in operating assets and liabilities - net of acquisitions and divestitures:
Increase in receivables	(57,977)	(299,431)
Increase in other current assets	(75,660)	(51,176)
Increase in other assets	(42,023)	(39,479)
(Increase)/decrease in deferred costs	(174,636)	2,964
Increase/(decrease) in deferred revenue	20,180	(43,626)
Increase in accounts payable and accrued liabilities	88,353	92,752
Decrease in tax receivable agreement liability	(12,559)	—
Increase in other liabilities	69,977	80,575
Net cash provided by operating activities	287,841	405,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(16,414)	(1,434,518)
Purchases of property and equipment	(164,715)	(94,757)
Proceeds from business divestiture, net of cash sold	1,076,737	910,845
Proceeds from sale of assets	9,515	3,448
Investments in affiliates	(104,172)	(46,730)
Other, net	2,359	663
Net cash provided by (used in) investing activities	803,310	(661,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	73,163	10,033
Payments on borrowings	(173,794)	(324,017)
Payments under tax receivable agreement	(37,534)	—
Distributions	(59,555)	(26,283)
Repurchase of Class A common stock, including payment of equity forward contract	(200,000)	—
Dividends	(27,407)	—
Redemption payments related to pre-IPO units	(1,500)	(7,765)
Acquisition of non-controlling interests	(43,804)	92,487
Payments of contingent and deferred consideration related to acquisitions	(18,953)	(11,644)
Other, net	(438)	(982)
Net cash used in financing activities	(489,822)	(268,171)
Change in cash, cash equivalents and restricted cash balances held for sale	4,062	25,952
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,052)	(29,952)
Increase (decrease) in cash, cash equivalents and restricted cash	602,339	(528,051)
Cash, cash equivalents and restricted cash at beginning of year	1,045,993	1,793,036
Cash, cash equivalents and restricted cash at end of period	$1,648,332	$1,264,985

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to the current year presentation, including impacts for changes in the Company’s reportable segments as described in Note 16.

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

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). This ASU amends or supersedes various SEC paragraphs within the FASB Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. The Company adopted this guidance on July 1, 2023 with no material effect on the Company’s financial position or results of operations.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The amendments in this update are effective to all joint venture formations with a formation date on or after January 1, 2025. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective dates of this ASU depend on the specific codification subtopic and the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4.
ACQUISITIONS AND DIVESTITURES

2023 ACQUISITIONS

World Wrestling Entertainment

On September 12, 2023, the Company completed the transactions involving the business combination of World Wrestling Entertainment, Inc. ("WWE"), which is a media and entertainment company, and TKO Operating Company ("TKO OpCo"), which owns and operates the Ultimate Fighting Championship ("UFC") (the "Transactions"). As part of the Transactions, among other things, a new, publicly listed company, TKO Group Holdings, Inc. ("TKO"), was formed. Upon closing, Endeavor holds a controlling interest in TKO, which became a consolidated subsidiary of the Company.

As a result of the Transactions, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses after the closing of the Transactions, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

WWE is an integrated media and entertainment company that has been involved in the sports entertainment business for four decades. WWE is principally engaged in the production and distribution of unique and creative content through various channels, including content rights agreements for its flagship programs, Raw and SmackDown, premium live event programming, monetization across social media outlets, live events, and licensing of various WWE themed products.

The purchase price was $8.4 billion, which consisted of 83,161,123 shares of TKO Class A common stock valued at $8.0 billion, cash consideration of $321.0 million and replacement awards valued at $49.3 million. The cash consideration was paid after closing in September in the form of a dividend. The replacement awards consisted of the WWE restricted stock units and performance stock units outstanding immediately prior to the closing of the Transactions that converted into awards of TKO restricted stock units and performance stock units, respectively, on the same terms and conditions as were applicable immediately prior to the closing of the Transactions. The portion of the fair-value-based measure of the replacement awards that was attributable to pre-combination vesting was purchase consideration.

The Company incurred $87.5 million in transaction related costs, including transaction bonuses, in connection with this acquisition. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for the WWE business combination was assigned to the Owned Sports Properties segment. The goodwill is not deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired as part of the WWE business combination is 20.2 years.

The results of WWE have been included in the consolidated financial statements since the date of acquisition. For the nine months ended September 30, 2023, the consolidated revenue and net loss attributable to WWE and included in the consolidated statement of operations from the acquisition date were $51.5 million and $45.0 million, respectively.

Preliminary Allocation of Purchase Price

The acquisition was accounted for as a business combination and the preliminary fair values of the assets acquired and liabilities assumed in the business combination are as follows (in thousands):

WWE
Cash and cash equivalents	$381,153
Accounts receivable	105,237
Assets held for sale	7,500
Other current assets	89,885
Property and equipment	392,077
Right of use assets	12,690
Investments	12,007
Other assets	263,288
Intangible assets:
Trade Names	2,188,500
Customer Relationships	935,700
Internally developed technology	30,000
Other	98,300
Goodwill	5,041,414
Accounts payable and accrued expenses	(123,858)
Operating lease liability	(12,696)
Deferred revenue	(54,190)
Deferred tax liabilities	(677,880)
Debt	(16,934)
Other liabilities	(240,132)
Net assets acquired	$8,432,061

The estimated fair values of assets acquired and liabilities assumed are preliminary and subject to change as we finalize purchase price allocations, which is expected within one year of the acquisition date.

As of September 30, 2023, WWE had finance lease right of use assets of $236.3 million, finance lease short term liabilities of $6.4 million, and finance lease long term liabilities of $233.0 million recorded in other assets, other current liabilities, and other long-term liabilities in the consolidated balance sheet.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the WWE acquisition had occurred as of January 1, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pro forma revenue	$1,573,901	$1,519,888	$5,312,339	$4,965,213
Pro forma net (loss) income	(22,568)	(50,772)	650,193	132,456

The pro forma information includes the historical results of WWE prior to the Transactions and adjustments directly attributable to the business combination. Pro forma adjustments are primarily related to the nonrecurring transaction costs incurred in connection with the Transactions, incremental intangible asset amortization to be incurred based on the fair values and useful lives of each intangible asset, incremental compensation expense for two key executives, including salaries, bonuses and TKO equity awards granted, and incremental equity-based compensation related to the WWE replacement awards.

Other 2023 Acquisitions

During the nine months ended September 30, 2023, the Company completed ten other acquisitions for a total purchase price of $105.6 million, which included cash of $89.0 million, contingent consideration with a fair value of $8.2 million, deferred purchase price of $7.6 million, and the issuance of EGH Class A common stock valued at $0.8 million. The Company recorded $50.7 million of goodwill and $58.2 million of intangible assets, of which the weighted average useful life ranges from 3.0 to 10.8 years. The goodwill was assigned to the Events, Experiences & Rights, Representation and Sports Data & Technology segments and is partially deductible for tax purposes.

2023 DIVESTITURE

In the second quarter of 2023, the Company closed the sale of its IMG Academy business ("Academy"), which was an academic and sports training institute and provided recruiting and admissions services to high school student athletes and college athletic departments and admissions officers. The Company received cash proceeds of $1.1 billion and divested $38.6 million of cash and restricted cash. The Company recorded a net gain of $737.0 million, inclusive of $5.5 million of transaction costs, which were contingent on the sale closing, in other (expense) income, net during the nine months ended September 30, 2023. The Academy was included in the Company's Events, Experiences & Rights segment prior to the sale.

2022 ACQUISITIONS

Diamond Baseball Holdings, Madrid Open, Barrett-Jackson, and OpenBet

In January 2022, the Company acquired four additional Professional Development League clubs (the "PDL Clubs"), which were being operated under the Diamond Baseball Holdings ("DBH") umbrella. DBH supported the PDL Clubs' commercial activities, content strategy and media rights. The combined aggregate purchase price for these four additional PDL Clubs was $64.2 million. In September 2022, the Company sold the PDL Clubs.

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

In September 2022, the Company acquired the OpenBet business ("OpenBet") of Light & Wonder, Inc. (formerly known as Scientific Games Corporation) ("Light & Wonder"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. The Company paid consideration to Light & Wonder of $843.8 million, consisting of $797.1 million of cash and 2,305,794 newly-issued shares of the Company's Class A common stock valued at $46.7 million.

The Company incurred $31.6 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

The goodwill for the PDL Clubs was assigned to the Owned Sports Properties segment and the goodwill for the Madrid Open, Barrett-Jackson, and OpenBet acquisitions was initially assigned to the Events, Experiences & Rights segment and OpenBet was reclassified to the Sports Data & Technology segment effective January 1, 2023. The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for these four PDL Clubs was 18.7 years and the intangibles acquired for Madrid Open are indefinite-lived. The intangibles acquired for Barrett-Jackson and OpenBet include both finite-lived intangibles, which have a weighted average life of 6.2 and 11.6 years, respectively, and indefinite-lived intangibles.

Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	DBH	Madrid Open	Barrett-Jackson	OpenBet
Cash and cash equivalents	$—	$18,659	$10,783	$49,795
Accounts receivable	89	2,123	1,706	50,170
Deferred costs	—	1,124	—	—
Other current assets	491	470	1,386	12,237
Property and equipment	4,403	162	4,290	4,961
Right of use assets	7,270	—	6,828	8,401
Investments	—	—	—	1,100
Deferred Income taxes	—	—	—	1,281
Other assets	103	381	—	5,971
Intangible assets:
Trade Names	—	—	120,900	67,000
Customer relationships	1,960	—	12,300	134,000
Internally developed software	—	—	1,300	139,000
Owned Events	—	407,070	—	—
Other	35,410	—	—	14,300
Goodwill	25,585	14,419	331,150	470,029
Accounts payable and accrued expenses	(93)	(1,609)	(7,009)	(13,324)
Other current liabilities	(56)	—	—	(13,085)
Operating lease liability	(9,470)	—	(4,458)	(8,401)
Deferred revenue	(1,455)	(20,780)	(667)	(3,756)
Debt	—	—	(11,439)	—
Other liabilities	—	(3,508)	—	(75,892)
Redeemable non-controlling interests	—	—	(210,150)	—
Net assets acquired	$64,237	$418,511	$256,920	$843,787

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

2022 DIVESTITURES

Endeavor Content

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. As a result, in the third quarter of 2021, the Company began marketing the restricted Endeavor Content business for sale. The sale of 80% of the restricted Endeavor Content business closed in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is reflected as an equity method investment as of September 30, 2023 and December 31, 2022, and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other (expense) income, net during the nine months ended September 30, 2022. The restricted Endeavor Content business was included in the Company’s Representation segment prior to the sale.

Diamond Baseball Holdings

In September 2022, the Company closed the sale of the ten PDL Clubs that operated under the DBH umbrella to Silver Lake, stockholders of the Company, for an aggregate purchase price of $280.1 million in cash. The Company recorded a net gain of $23.3 million in other (expense) income, net during the nine months ended September 30, 2022. The business was included in the Company's Owned Sports Properties segment.

2022 HELD FOR SALE

In the third quarter of 2022, the Company began marketing a business for sale and due to the progression of the sale process, determined that it met all of the criteria to be classified as held for sale as of December 31, 2022. This business is included in the Company's Events, Experiences & Rights reporting segment. The assets and liabilities of this business held for sale were $12.0 million and $2.7 million, respectively, as of December 31, 2022, which were not material to the Company’s overall financial position.

5. SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Accrued operating expenses	$325,027	$254,737
Payroll, bonuses and benefits	269,461	176,315
Other	112,731	94,187
Total accrued liabilities	$707,219	$525,239

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged				Balance at
	Beginning	to Costs and		Foreign		End of
	of Year	Expenses, Net	Deductions	Exchange	Divestitures	Period
Nine Months Ended September 30, 2023	$54,766	$17,782	$(11,266)	$(197)	$(6,799)	$54,286

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental information:
Cash paid for interest	$254,685	$160,217
Cash payments for income taxes	55,227	33,309

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$33,457	$8,037
Contingent consideration provided in connection with acquisitions	8,160	1,500
Establishment and acquisition of non-controlling interests	6,331	414,985
Accretion of redeemable non-controlling interests	(6,465)	83,849
Investment in affiliates retained from a business divestiture	—	202,220
Deferred consideration in connection with acquisitions	6,567	31,770
Issuance of Class A common stock due to an acquisition	781	70,254
Acquisition of WWE, net of deferred consideration	8,111,055	—
Items arising from EOC units and Endeavor Manager units exchanges:
Establishment of liabilities under tax receivable agreement	59,028	4,639
Deferred tax asset	51,845	5,458

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Balance — December 31, 2022	$2,674,038	$2,112,403	$498,256	$—	$5,284,697
Acquisitions	5,041,414	20,465	18,064	12,258	5,092,201
Reclassification	—	(607,427)	—	607,427	—
Impairment	—	(14,496)	—	—	(14,496)
Foreign currency translation and other	—	747	(414)	(8,238)	(7,905)
Divestiture	—	(235,376)	—	—	(235,376)
Balance — September 30, 2023	$7,715,452	$1,276,316	$515,906	$611,447	$10,119,121

The reclassification of goodwill during the nine months ended September 30, 2023 reflects the relative fair value allocation of the goodwill related to the businesses that were reclassified into the new segment, Sports Data & Technology, as described in Note 16.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2023 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.5	$3,225,437	$(389,746)	$2,835,691
Customer and client relationships	8.6	2,415,187	(1,119,646)	1,295,541
Internally developed technology	6.3	308,481	(95,213)	213,268
Other	4.0	148,805	(46,162)	102,643
		$6,097,910	$(1,650,767)	$4,447,143
Indefinite-lived:
Trade names		415,929	—	415,929
Owned events		14,387	—	14,387
Other		465,159	—	465,159
Total intangible assets		$6,993,385	$(1,650,767)	$5,342,618

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2022 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.1	$1,048,530	$(343,895)	$704,635
Customer and client relationships	6.9	1,464,584	(1,073,017)	391,567
Internally developed technology	6.5	276,094	(92,573)	183,521
Other	4.2	45,255	(44,654)	601
		$2,834,463	$(1,554,139)	$1,280,324
Indefinite-lived:
Trade names		447,559	—	447,559
Owned events		463,481	—	463,481
Other		14,219	—	14,219
Total intangible assets		$3,759,722	$(1,554,139)	$2,205,583

Intangible asset amortization expense was $55.6 million and $39.1 million for the three months ended September 30, 2023 and 2022, respectively, and $135.7 million and $123.4 million for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, the Company recorded a $13.7 million impairment charge for an indefinite-lived tradename.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	September 30,	December 31,
	2023	2022
Equity method investments	$189,380	$209,523
Equity investments without readily determinable fair values	197,349	127,297
Equity investments with readily determinable fair values	265	153
Total investments	$386,994	$336,973

Equity Method Investments

As of September 30, 2023 and December 31, 2022, the Company held various investments in non-marketable equity instruments of private companies. As of September 30, 2023, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business (now called Fifth Season) and Sports News Television Limited. The Company’s ownership of its equity method investments ranged from 6% to 50% as of September 30, 2023.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business (now called Fifth Season). The investment is accounted for as an equity method investment. The Company’s share of the net loss of Fifth Season for the three and nine months ended September 30, 2023 and 2022 was $4.6 million, $19.7 million, $4.4 million and $9.5 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations.

In September 2023, Learfield IMG College underwent a recapitalization transaction that resulted in the Company’s ownership interest in Learfield, the recapitalized Learfield IMG College, being reduced from approximately 42% to approximately 1%. Subsequent to the recapitalization transaction, the Company accounts for its interest in Learfield as an investment without readily determinable fair value. The Company’s share of the net loss of Learfield IMG College for the three and nine months ended September 30, 2023 was none, and for three and nine months ended September 30, 2022 was $78.7 million and $137.5 million, respectively, and is recognized within equity losses of affiliates in the consolidated statements of operations. The Company's share of the results of Learfield IMG College for the three and nine months ended September 30, 2022 included a $56.1 million charge as a result of its annual goodwill and indefinite lived intangibles asset impairment test, primarily due to continued losses.

During the nine months ended September 30, 2023, the Company recorded an other-than-temporary impairment of $9.2 million for one of its equity method investments.

Equity Investments without Readily Determinable Fair Values

As of September 30, 2023 and December 31, 2022, the Company held various investments in non-marketable equity instruments of private companies.

The Company performed its assessment on its investments without readily determinable fair values and recorded an increase in fair value of none and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $14.5 million for the nine months ended September 30, 2023 and 2022, respectively, in other (expense) income, net in the consolidated statements of operations. The net increases were due to observable price changes partially offset by impairments. For the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the Company sold investments for net proceeds of none, $2.3 million, $3.0 million, and $3.3 million, respectively, and a related gain of none, $1.1 million, $3.0 million and $3.3 million, respectively.

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

As of September 30, 2023, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from September 30, 2023) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD

British Pound Sterling	£ 46,846	in exchange for	$57,644	£ 0.81
Euro	€ 4,884	in exchange for	$5,400	€ 0.90
Singapore Dollar	S$ 4,800	in exchange for	$3,679	S$ 1.30

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains of $0.3 million in accumulated other comprehensive income (loss) for the nine months ended September 30, 2022. The Company did not recognize any gains or losses in accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and the three months ended September 30, 2023 and 2022. The Company reclassified net gains of $0.8 million into net income for the nine months ended September 30, 2022 in connection with the sale of the restricted Endeavor Content business and is included in the gain as described in Note 4. The Company did not reclassify any gains or losses into net (loss) income for the nine months ended September 30, 2023 and for the three months ended September 30, 2023 and 2022.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net loss of $3.4 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively, and a net gain (loss) of $3.0 million and $(7.4) million for the nine months ended September 30, 2023 and 2022, respectively, in other (expense) income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain (loss) of $1.0 million and $(7.7) million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $(8.8) million for the nine months ended September 30, 2023 and 2022, respectively, in other (expense) income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. In June 2023, the Company executed amendments to transition the interest rate swaps on its 2014 Credit Facilities from LIBOR to Term Secured Overnight Financing Rate ("SOFR") with a new average fixed coupon of approximately 2.05% for $1.5 billion of interest rate swaps and approximately 3.10% for $750 million of interest rate swaps. For the three months ended September 30, 2023 and 2022, the Company recorded gains of $6.4 million and $45.1 million in accumulated other comprehensive income (loss) and reclassified gains of $16.3 million and none into net income (loss), respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded gains of $24.4 million and $107.3 million in accumulated other comprehensive income (loss) and reclassified gains (losses) of $42.7 million and $(12.4) million into net income (loss), respectively.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	September 30, 2023
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$265	$—	$—	$265
Interest rate swaps	—	53,657	—	53,657
Forward foreign exchange contracts	—	656	—	656
Total	$265	$54,313	$—	$54,578
Liabilities:
Contingent consideration	$—	$—	$9,485	$9,485
Forward foreign exchange contracts	—	4,957	—	4,957
Total	$—	$4,957	$9,485	$14,442

	Fair Value Measurements as of
	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$153	$—	$—	$153
Interest rate swaps	—	75,865	—	75,865
Total	$153	$75,865	$—	$76,018
Liabilities:
Contingent consideration	$—	$—	$4,524	$4,524
Forward foreign exchange contracts	—	11,107	—	11,107
Total	$—	$11,107	$4,524	$15,631

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three and nine months ended September 30, 2023.

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

Foreign Currency Derivatives

The Company classifies its foreign currency derivatives within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of September 30, 2023 and December 31, 2022, the Company had $0.6 million and none in other current assets, $3.5 million and $6.0 million in other current liabilities, and $1.5 million and $5.1 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s foreign currency derivatives.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of September 30, 2023 and December 31, 2022, the Company had $53.7 million and $75.9 million in other assets, respectively, recorded in the consolidated balance sheets related to the Company’s interest rate swaps.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	September 30,	December 31,
	2023	2022
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,251,947	$2,305,916
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,736,517	2,759,767
Other debt (3.25%-14.50% Notes due at various dates through 2033)	94,966	153,490
Total principal	5,083,430	5,219,173
Unamortized discount	(12,642)	(17,523)
Unamortized issuance costs	(24,371)	(33,104)
Total debt	5,046,417	5,168,546
Less: current portion	(63,013)	(88,309)
Total long-term debt	$4,983,404	$5,080,237

2014 Credit Facilities

As of September 30, 2023 and December 31, 2022, the Company had $2.3 billion and $2.3 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the "First Lien Term Loan") and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility"). In April 2023, the Company executed an amendment to the Revolving Credit Facility to extend the maturity by six months to November 18, 2024 and replaced the adjusted LIBOR reference rate with an adjusted Term Secured Overnight Financing Rate ("SOFR"). In June 2023, the Company executed an amendment of the First Lien Term Loan to replace the adjusted LIBOR reference rate with SOFR plus a credit spread adjustment (as defined in the credit agreement). In addition, in July 2023, the Company repaid $32.0 million of the First Lien Term Loan.

The financial debt covenant of the 2014 Credit Facilities did not apply as of September 30, 2023 and December 31, 2022 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $29.0 million and $19.4 million as of September 30, 2023 and December 31, 2022, respectively.

Zuffa Credit Facilities

As of September 30, 2023 and December 31, 2022, the Company had $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million, letters of credit in an aggregate face amount not in excess of $40.0 million and swingline loans in an aggregate principal amount not in excess of $15.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa, including WWE. In April 2023, the Company executed an amendment on the Zuffa Revolving Credit Facility to extend the maturity by six months to October 29, 2024 and the adjusted LIBOR reference rate with SOFR. In June 2023, the Company executed an amendment of the Zuffa First Lien Term Loan to replace the adjusted LIBOR reference rate with SOFR plus a credit spread adjustment (as defined in the Zuffa credit agreement).

The financial debt covenant of the Zuffa Credit Facilities did not apply as of September 30, 2023 and December 31, 2022 as TKO had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Under the Zuffa Credit Facilities, TKO had $10.0 million and no outstanding letters of credit as of September 30, 2023 and December 31, 2022, respectively.

Other Debt

On Location Revolver

The On Location ("OL") revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. The financial debt covenant of the OL Revolving Credit Facility did not apply as of September 30, 2023 and December 31, 2022 as OL's borrowings were less than forty percent.

OL had no amounts outstanding under the revolving credit facility as of September 30, 2023 and December 31, 2022. No letters of credit were outstanding under the revolving credit agreement as of September 30, 2023 and December 31, 2022. In June 2023, the Company executed an amendment of the OL Revolving Credit Facility to replace LIBOR with SOFR.

In July 2023, the Company repaid $16.9 million for borrowings outstanding under the OL revolving credit agreement as well as paid $18.0 million outstanding under other debt arrangements.

Receivables Purchase Agreement

As of September 30, 2023 and December 31, 2022, the debt outstanding under these arrangements was $4.7 million and $28.2 million, respectively.

Zuffa Secured Commercial Loans

As of September 30, 2023 and December 31, 2022, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of September 30, 2023, EGH held long-term deferred tax benefits of $563.5 million, income taxes payable of $150.2 million and a TRA liability of $1,028.4 million, of which $156.5 million was classified as current and $871.9 million was classified as long-term. As of December 31, 2022, EGH held long-term deferred income taxes of $756.4 million, as well as a TRA of $1,011.7 million, of which $50.1 million was classified as current and $961.6 million was classified as long-term. Otherwise, EGH has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.0 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

11. SHAREHOLDERS' EQUITY

Stock Repurchases

In May 2023, the Company approved an event-driven repurchase authorization that permits the Company to repurchase shares of our Class A common stock in an aggregate amount of up to $300.0 million, with the proceeds from the sale of the Academy. In September 2023, the Company expanded the repurchase authorization to also include repurchases of Endeavor Operating Company units. Any such repurchases may be made at any time and from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at the discretion of the Company's management, depending on market conditions and corporate needs. This share repurchase authorization has no expiration and may be modified, suspended or terminated at any time and does not obligate the Company to acquire any particular amount of shares.

In August 2023, the Company entered into an accelerated share repurchase agreement with a financial institution. During the three and nine months ended September 30, 2023, the Company repurchased 6.5 million shares of its Class A common stock for an aggregate amount of $200.0 million under this share repurchase agreement. The accelerated share repurchase agreement was accounted for as a repurchase, which was recognized in accumulated deficit, and as an equity forward contract indexed to the Company’s Class A common stock. The equity forward contract was classified as an equity instrument and was recognized in additional paid in capital. The Company’s share repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rules 10b5-1 or 10b-18 under the Securities Exchange Act of 1934, as amended.

In October 2023, the Company redeemed 4.0 million EOC common units for $93.6 million.

Dividend

In September 2023, the Company declared and paid a quarterly cash dividend of $27.4 million. The dividends were paid from Endeavor Operating Company to its common unit holders, including EGH, which, in turn, paid its portion as dividends to holders of shares of the Company's Class A common stock.

Nonredeemable Non-controlling Interests

As discussed in Note 4, in September 2023, the Company completed the Transactions. As a result, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in TKO OpCo, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis. The Company's nonredeemable non-controlling interests has been adjusted to reflect the Transactions.

12. REDEEMABLE NON-CONTROLLING INTERESTS

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson Holdings, LLC ("Barrett-Jackson") in August 2022, the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett- Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of September 30, 2023 and December 31, 2022, the estimated redemption value was below the carrying value of $213.1 million and $207.9 million, respectively.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of September 30, 2023 and December 31, 2022, the estimated redemption value was $9.9 million and $9.7 million, respectively.

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

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the periods is presented below (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Basic (loss) earnings per share
Numerator
Consolidated net (loss) income	$(115,984)	$(12,538)	$586,806	$547,348
Net (loss) income attributable to NCI (Endeavor Operating Company)	(43,968)	(1,879)	208,687	183,353
Net (loss) income attributable to NCI (Endeavor Manager)	(2,808)	(620)	36,122	28,682
Net (loss) income attributable to the Company	(69,208)	(10,039)	341,997	335,313
Adjustment to net (loss) income attributable to the Company	—	—	(2,452)	4,348
Net (loss) income attributable to EGH common shareholders	$(69,208)	$(10,039)	$339,545	$339,661
Denominator
Weighted average Class A Common Shares outstanding - Basic	301,876,322	285,870,317	298,311,200	278,724,574
Basic (loss) earnings per share	$(0.23)	$(0.04)	$1.14	$1.22

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Diluted (loss) earnings per share
Numerator
Consolidated net (loss) income	$(115,984)	$(12,538)	$586,806	$547,348
Net (loss) income attributable to NCI (Endeavor Operating Company)	(37,078)	(1,879)	209,215	8,645
Net (loss) income attributable to NCI (Endeavor Manager)	(2,808)	(620)	37,372	—
Net (loss) income attributable to the Company	(76,098)	(10,039)	340,219	538,703
Adjustment to net (loss) income attributable to the Company	—	(1,422)	(2,452)	(1,803)
Net (loss) income attributable to EGH common shareholders	$(76,098)	$(11,461)	$337,767	$536,900

Denominator
Weighted average Class A Common Shares outstanding - Basic	301,876,322	285,870,317	298,311,200	278,724,574
Additional shares assuming exchange of all EOC Profits Units	—	—	828,375	1,884,386
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	—	—	2,165,692	1,875,609
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	—	—	—	167,046,923
Additional shares assuming redemption of redeemable non-controlling interests	—	3,936,316	—	1,226,569
Shares to be received under the accelerated share repurchase agreement	(1,236,180)	—	—	—
Weighted average number of shares used in computing diluted (loss) earnings per share	300,640,142	289,806,633	301,305,267	450,758,061

Diluted (loss) earnings per share	$(0.25)	$(0.04)	$1.12	$1.19

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Securities that are anti-dilutive for the period
Stock Options	4,094,349	4,131,574	4,094,349	2,512,767
Unvested RSUs	8,708,363	6,925,143	2,243,987	1,261,040
Manager LLC Units	22,615,094	24,524,798	22,615,094	—
EOC Common Units	133,522,244	143,438,952	133,149,753	—
EOC Profits Interest & Phantom Units	15,520,567	15,777,736	—	—
Redeemable Non-Controlling Interests	—	—	5,860,749	—
Accelerated share repurchase agreement	—	—	(412,060)	—

14. INCOME TAXES

EGH was incorporated as a Delaware corporation in January 2019. It was formed as a holding company for the purpose of completing an IPO and other related transactions. As the sole managing member of Endeavor Manager, which is the sole managing member of EOC, EGH operates and controls all the business and affairs of EOC, and through EOC and its subsidiaries, conducts the Company’s business. EGH is subject to corporate income tax on its share of taxable income or loss of EOC derived through Endeavor Manager. EOC is treated as a partnership for U.S. federal income tax purposes and is therefore not subject to U.S. corporate income tax. However, certain of EOC’s subsidiaries are subject to U.S. or foreign corporate income tax. In addition, TKO, which is a consolidated subsidiary of EGH, is subject to corporate income tax.

In accordance with ASC Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and nine months ended September 30, 2023 and 2022 based upon the AETR.

The provision for income taxes for the three months ended September 30, 2023 and 2022 is $30.0 million and $8.5 million, respectively, based on pretax (loss) income of $(83.2) million and $80.5 million, respectively. The effective tax rate is (36.0)% and 10.6% for the three months ended September 30, 2023 and 2022, respectively. The provision for income taxes for the three months ended September 30, 2023 differs from the same period in 2022 primarily due to a dividend received from a subsidiary; the acquisition of WWE, which results in additional income subject to corporate tax; and an increase in the tax rate at EGH due to 2022 having a significant valuation allowance, which reduced the applicable rate in 2022. In addition, during the three months ended September 30, 2022, the Company released a $12.2 million valuation allowance on certain deferred tax assets while retaining a valuation allowance on a majority of other deferred tax assets.

The provision for (benefit from) income taxes for the nine months ended September 30, 2023 and 2022 is $205.9 million and $(6.0) million, respectively, based on pretax income of $815.0 million and $686.4 million, respectively. The effective tax rate is 25.3% and (0.9)% for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes for the nine months ended September 30, 2023 differs from the same period in 2022 primarily due to increased earnings in 2023, largely driven by the gain on sale of the Academy; the acquisition of WWE, which results in additional income subject to corporate tax; and an increase in the tax rate at EGH due to 2022 having a significant valuation allowance, which reduced the applicable rate in 2022. These increases in the provision for income taxes were partially offset by $18.3 million resulting from a 2023 valuation allowance release on certain foreign tax credits. In addition, during the nine months ended September 30, 2022, the Company released a $65.9 million valuation allowance on certain deferred tax assets while retaining a valuation allowance on a majority of other deferred tax assets. Any tax balances reflected on the September 30, 2023 balance sheet would be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company had unrecognized tax benefits of $50.2 million and $42.4 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

The Company records valuation allowances against its net deferred tax assets when it is more likely than not that all, or a portion, of a deferred tax asset will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing the likelihood that its deferred tax assets will be recovered based on all available positive and negative evidence, including historical results, reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. For the nine months ended September 30, 2023, a valuation allowance was released due to expected partial realizability of foreign tax credits.

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

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). While various jurisdictions are in the process of enacting legislation to adopt GloBE rules, South Korea, Japan, U.K. are among the larger jurisdictions that have enacted such legislation. Other countries are expected to adopt GloBE rules in 2023 with effective dates beginning in 2024. Changes in tax laws in the various countries in which the Company operates can negatively impact the Company's results of operations and financial position in future periods. The Company will continue to monitor legislative and regulatory developments in this area.

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

15. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$261,545	$88,002	$—	$77,284	$426,831
Technology platforms and services	—	13,996	—	47,563	61,559
Media production, distribution and content	1,180	82,648	71,591	—	155,419
Events and performance	217,023	182,418	—	—	399,441
Talent representation and licensing	—	—	227,389	—	227,389
Marketing	—	—	86,639	—	86,639
Eliminations	—	—	—	—	(12,883)
Total	$479,748	$367,064	$385,619	$124,847	$1,344,395

	Nine Months Ended September 30, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$632,277	$323,116	$—	$244,903	$1,200,296
Technology platforms and services	—	43,478	—	111,368	154,846
Media production, distribution and content	4,816	216,656	221,164	—	442,636
Events and performance	536,032	1,175,678	—	—	1,711,710
Talent representation and licensing	—	—	654,741	—	654,741
Marketing	—	—	241,103	—	241,103
Eliminations	—	—	—	—	(27,888)
Total	$1,173,125	$1,758,928	$1,117,008	$356,271	$4,377,444

	Three Months Ended September 30, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$200,310	$86,880	$—	$46,720	$333,910
Technology platforms and services	—	20,650	—	—	20,650
Media production, distribution and content	1,026	63,743	61,387	—	126,156
Events and performance	200,936	222,845	—	—	423,781
Talent representation and licensing	—	—	244,370	—	244,370
Marketing	—	—	82,578	—	82,578
Eliminations	—	—	—	—	(10,029)
Total	$402,272	$394,118	$388,335	$46,720	$1,221,416

	Nine Months Ended September 30, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$529,343	$318,668	$—	$152,134	$1,000,145
Technology platforms and services	—	66,557	—	—	66,557
Media production, distribution and content	5,150	182,302	199,140	—	386,592
Events and performance	496,398	1,175,334	—	—	1,671,732
Talent representation and licensing	—	—	665,929	—	665,929
Marketing	—	—	238,542	—	238,542
Eliminations	—	—	—	—	(21,803)
Total	$1,030,891	$1,742,861	$1,103,611	$152,134	$4,007,694

In the three months ended September 30, 2023 and 2022, there was revenue recognized of $16.2 million and $12.8 million, respectively, from performance obligations satisfied in prior periods. In the nine months ended September 30, 2023 and 2022, there was revenue recognized of $39.3 million and $42.4 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of September 30, 2023 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
Remainder of 2023	$659,357
2024	2,449,124
2025	1,994,888
2026	883,883
2027	757,563
Thereafter	1,340,380
$8,085,195

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

The following table presents the Company’s contract liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

Description	December 31, 2022	Additions	Deductions	Acquisitions	Divestitures	Foreign Exchange	September 30, 2023
Deferred revenue - current	$716,147	$2,288,189	$(2,186,943)	$79,988	$(143,011)	$(3,057)	$751,313
Deferred revenue - noncurrent	$91,838	$83,050	$(110,311)	$—	$(35,195)	$(1,676)	$27,706

16. SEGMENT INFORMATION

Subsequent to the acquisition of OpenBet and effective January 1, 2023, the Company created a fourth segment, Sports Data & Technology, to align with how the Company's chief operating decision maker ("CODM") manages the businesses. This segment consists of the Company's sports data and technology business, IMG ARENA, and OpenBet, the Company's sports betting content, platform and service provider business, acquired in September 2022, both of which were previously included in the Company's Events, Experiences & Rights segment. As a result, the Company now has the following four reportable segments: Owned Sports Properties (which includes the September 2023 acquisition of WWE), Events, Experiences & Rights, Representation, and Sports Data & Technology. The Company also reports the results for the "Corporate" group. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The profitability measure employed by the Company’s CODM for allocating resources and assessing operating performance is Adjusted EBITDA. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Owned Sports Properties	$479,748	$402,272	$1,173,125	$1,030,891
Events, Experiences & Rights	367,064	394,118	1,758,928	1,742,861
Representation	385,619	388,335	1,117,008	1,103,611
Sports Data & Technology	124,847	46,720	356,271	152,134
Eliminations	(12,883)	(10,029)	(27,888)	(21,803)
Total consolidated revenue	$1,344,395	$1,221,416	$4,377,444	$4,007,694

Reconciliation of segment profitability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Owned Sports Properties	$237,417	$195,749	$602,322	$505,760
Events, Experiences & Rights	29,846	45,506	214,420	264,070
Representation	96,325	132,923	287,680	345,849
Sports Data & Technology	23,994	4,162	42,203	26,198
Corporate	(75,965)	(75,258)	(223,699)	(217,991)
Adjusted EBITDA	311,617	303,082	922,926	923,886
Reconciling items:
Equity (earnings) losses of affiliates	(1,846)	1,333	2,594	(4,060)
Interest expense, net	(81,956)	(75,608)	(257,360)	(197,385)
Depreciation and amortization	(81,207)	(63,571)	(209,036)	(195,177)
Equity-based compensation expense	(62,104)	(48,388)	(202,555)	(159,851)
Merger, acquisition and earn-out costs	(76,584)	(30,529)	(107,499)	(57,891)
Certain legal costs	(8,322)	(1,604)	(12,233)	(11,204)
Restructuring, severance and impairment	(48,852)	(869)	(70,788)	(2,829)
Fair value adjustment - equity investments	148	291	929	13,635
Net gain on sale of the restricted Endeavor Content business	—	—	—	463,641
Net gain on sale of the Academy business	—	—	736,978	—
Tax receivable agreement liability adjustment	(20,297)	(10,405)	(7,779)	(61,497)
Other	(13,838)	6,749	18,826	(24,914)
(Loss) income before income taxes and equity losses of affiliates	$(83,241)	$80,481	$815,003	$686,354

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

Zuffa has five related class-action lawsuits filed against it in the United States District Court for the Northern District of California (the "District Court") between December 2014 and March 2015 by a total of eleven former UFC fighters. The complaints in the five lawsuits are substantially identical. Each alleges that Zuffa violated Section 2 of the Sherman Act by monopolizing the alleged market for the promotion of elite professional MMA bouts and monopsonizing the alleged market for elite professional MMA fighters’ services. Plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services and their intellectual property rights, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and injunctive relief. On December 14, 2020, the District Court orally indicated its intention to grant plaintiffs’ motion to certify a Bout Class (comprised of fighters who participated in bouts from December 16, 2010 to September 30, 2017) and to deny plaintiffs’ motion to certify the Identity Class (a purported class based upon the alleged expropriation and exploitation of fighter identities). On August 9, 2023, the Court issued a written order confirming this ruling. The Company filed a petition with the Ninth Circuit seeking to appeal this ruling under Rule 23(f) of the Federal Rules of Civil Procedure. The Ninth Circuit denied the appeal on November 1, 2023. The Court has set a trial date of April 8, 2024 for this case. On June 23, 2021, plaintiffs’ lawyers filed a new case against Zuffa and EGH alleging substantially similar claims but providing for a class period from July 1, 2017 to present; discovery has opened in this case after being stayed since the case was filed. The Company believes that the claims alleged lack merit and intends to defend itself vigorously against them.

On January 11, 2022, a complaint was filed against WWE by MLW Media LLC ("MLW"), captioned MLW Media LLC v. World Wrestling Entertainment, Inc., No. 5:22-cv-00179-EJD (N.D. Cal.) alleging that WWE interfered with MLW’s contractual relationship with Tubi, a streaming service owned by Fox Corp., and MLW’s prospective economic advantage with respect to its relationship with VICE TV, and engaged in unfair business practices in violation of the Sherman Antitrust Act and California law, including cutting off competitors’ access to licensing opportunities, interfering with contracts, poaching talent, and eliminating price competition. On February 13, 2023, the court dismissed all of MLW’s claims, allowing MLW leave to amend. On March 6, 2023, MLW filed its first amended complaint. On April 7, 2023, WWE moved to dismiss all claims asserted in the first amended complaint which was denied by the court on June 15, 2023. WWE filed its answer to the amended complaint on August 14, 2023 and the court lifted its stay on discovery. On August 25, 2023, MLW moved to strike WWE’s affirmative defenses. WWE opposed that motion on September 8, 2023, and requested leave to amend its answer. On October 31, 2023, the Court granted WWE's request for leave to amend and terminated MLW's motion to strike as moot. The Company believes that the claims alleged lack merit and intends to defend itself vigorously against them.

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the "Special Committee") was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon. Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chairman of the Board of Directors of TKO. Although the Special Committee investigation is complete, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters.

18. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Other current assets	$19,820	$17,827
Other assets	30,042	—
Investments	3,322	2,146
Deferred revenue	697	825
Other current liabilities	6,063	3,801

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$5,940	$9,365	$35,994	$26,946
Direct operating costs	3,486	9,661	12,155	14,003
Selling, general and administrative expenses	702	859	3,250	3,325
Other (expense) income, net	—	(9,925)	(5,254)	(23,175)

As of September 30, 2023, the Company has an equity-method investment in Euroleague, a related party. For the three and nine months ended September 30, 2023 and 2022, the Company recognized revenue of $0.1 million, $0.5 million, $6.0 million and $0.2 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three and nine months ended September 30, 2023 and 2022, the Company recognized revenue less than a hundred thousand, $(0.3) million, $6.5 million and $(0.1) million, respectively, for production services provided to Euroleague as well as direct operating costs of $0.2 million, $3.1 million, $5.0 million and less than a hundred thousand, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Sports Data & Technology segment. As of September 30, 2023 and December 31, 2022, the Company had a receivable of $13.3 million and $8.4 million, respectively, and a payable of $2.1 million and $1.0 million, respectively.

During the nine months ended September 30, 2023, the Company provided a loan of $30.0 million to one of its equity method investees, which has been recorded in other assets in the consolidated balance sheet. The loan matures in 2026.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three and nine months ended September 30, 2023 and 2022, the Company recorded expense of none, $10.8 million, $7.0 million and $25.8 million, respectively, in transaction costs with Raine for investment banking services in connection with the sale of certain businesses (Note 4). In addition, as of September 30, 2023 and December 31, 2022, the Company had investments of $3.3 million and $2.1 million, respectively, in a non-marketable fund maintained by Raine.

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize (Note 14). As of September 30, 2023 and December 31, 2022, the Company had $1,028.4 million and $1,011.7 million recorded, respectively, of which $374.8 million and $390.1 million, respectively, is due to related parties.

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

BUSINESS OVERVIEW

Endeavor is a global sports and entertainment company. We own and operate premium sports properties, including the UFC and WWE, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports and entertainment talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, brand licensing, sports data and technology, and experiential marketing. The addition of these new capabilities and insights transformed our business into an integrated global platform anchored by owned and managed premium intellectual property.

In October 2023, the Company announced the initiation of a formal review to evaluate strategic alternatives in order to maximize value for its stockholders. For a discussion of risks relating to the evaluation of strategic alternatives, see Part II, Item 1A. "Risk Factors — We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders."

Segments

Subsequent to the acquisition of OpenBet and effective January 1, 2023, we created a fourth segment, Sports Data & Technology, to align with how our chief operating decision maker manages our businesses. As a result, we now operate our business in four segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; (iii) Representation; and (iv) Sports Data & Technology. All prior period amounts related to the segment changes have been retrospectively reclassified to conform to the current presentation.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of premium sports properties, including UFC, WWE, PBR and Euroleague.

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

In September 2023, we completed the transactions involving the business combination of World Wrestling Entertainment, Inc. ("WWE") and TKO Operating Company ("TKO OpCo"), which owns and operates UFC (the "Transactions"). As part of the Transactions, among other things, a new, publicly listed company, TKO Group Holdings, Inc. ("TKO") was formed. As a result of the Transactions, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses after the closing of the Transactions, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100.0% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

WWE is an integrated media and entertainment company that has been involved in the sports entertainment business for four decades. WWE is principally engaged in the production and distribution of unique and creative content through various channels, including content rights agreements for its flagship programs, Raw and SmackDown, premium live event programming, monetization across social media outlets, live events, and licensing of various WWE themed products.

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

The collective bargaining agreement between (i) the WGA, of which many of WME’s writer clients are members, on the one hand, and the Alliance of Motion Picture and Television Producers ("AMPTP"), on the other hand, and (ii) the Screen Actors Guild-American Federation of Television and Radio Artists ("SAG-AFTRA"), of which many of WME's actor clients are members, on the one hand, and AMPTP, on the other hand, expired May 1, 2023 and June 12, 2023, respectively, without agreement on new terms. As a result, the WGA and SAG-AFTRA instructed our WGA and SAG-AFTRA member clients to strike AMPTP companies until new respective agreements are reached. In September 2023, the WGA and AMPTP reached an agreement. As a result, the writers’ strike has ended; however, the actors’ strike remains ongoing. As agents for these actors, WME cannot negotiate for struck work on behalf of its SAG-AFTRA member clients during the duration of its strike. The ultimate impact the actors' strikes will have on our representation business as well as our financial condition and consolidated results will depend on, among other factors, its scope and duration.

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

Provision for Income Taxes

EGH was incorporated as a Delaware corporation in January 2019. It was formed as a holding company for the purpose of completing an IPO and other related transactions. As the sole managing member of Endeavor Manager, which is the sole managing member of EOC, EGH operates and controls all the business and affairs of EOC, and through EOC and its subsidiaries, conducts the Company’s business. EGH is subject to corporate income tax on its share of taxable income or loss of EOC, derived from Endeavor Manager. EOC is treated as a partnership for U.S. federal income tax purposes and is therefore not subject to U.S. corporate income tax. However, certain of EOC’s subsidiaries are subject to U.S. or foreign corporate income tax. In addition, TKO, which is a consolidated subsidiary of EGH, is subject to corporate income tax.

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

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$1,344,395	$1,221,416	$4,377,444	$4,007,694
Operating expenses:
Direct operating costs	487,886	398,518	1,796,182	1,601,544
Selling, general and administrative expenses	715,231	601,469	2,017,115	1,729,174
Insurance recoveries	—	—	—	(993)
Depreciation and amortization	81,207	63,571	209,036	195,177
Impairment charges	28,196	689	28,196	689
Total operating expenses	1,312,520	1,064,247	4,050,529	3,525,591
Operating income	31,875	157,169	326,915	482,103
Other (expense) income:
Interest expense, net	(81,956)	(75,608)	(257,360)	(197,385)
Tax receivable agreement liability adjustment	(20,297)	(10,405)	(7,779)	(61,497)
Other (expense) income, net	(12,863)	9,325	753,227	463,133
(Loss) income before income taxes and equity losses of affiliates	(83,241)	80,481	815,003	686,354
Provision for (benefit from) income taxes	29,995	8,515	205,906	(6,020)
(Loss) income before equity losses of affiliates	(113,236)	71,966	609,097	692,374
Equity losses of affiliates, net of tax	(2,748)	(84,504)	(22,291)	(145,026)
Net (loss) income	(115,984)	(12,538)	586,806	547,348
Less: Net (loss) income attributable to non-controlling interests	(46,776)	(2,499)	244,809	212,035
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(69,208)	$(10,039)	$341,997	$335,313

Revenue

Revenue increased $123.0 million, or 10.1%, to $1,344.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

•
Owned Sports Properties increased by $77.5 million, or 19.3%. The increase was driven by higher media rights fees in contractual revenues and higher renewals, and two more Fight Night events in the current quarter, as well as higher live event revenue and sponsorships at UFC. The acquisition of WWE in September 2023 drove an increase in revenue of $52 million. These increases were partially offset by $33 million of revenue related to the DBH business recorded in the prior year, which was sold in September 2022.
•
Events, Experiences & Rights decreased by $27.1 million, or 6.9%. The decrease was primarily driven by lower event and performance revenue due to the sale of the Academy in June 2023, which contributed $72 million in the prior year, and a decrease in On Location's music business, partially offset by increases in events from new events, an acquisition and increases from college football. There was also a decrease in technology platforms and services at Endeavor Streaming. These decreases were offset by an increase in media production deals and the timing of events.
•
Representation decreased by $2.7 million, or 0.7%. The agency business revenue decreased primarily driven by the impact of the writers' and actors' strikes, partially offset by growth in the music and sports divisions. This decrease was further offset by an increase in our nonscripted content production business due primarily to content deliveries, as well as an increase in our marketing and experiential business primarily due to an acquisition.
•
Sports Data & Technology increased by $78.1 million, or 167.2%. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in betting data and streaming at IMG ARENA across a widening portfolio.

Revenue increased $369.8 million, or 9.2%, to $4,377.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

•
Owned Sports Properties increased by $142.2 million, or 13.8%. The increase was driven by higher media rights fees from increases in contractual revenues and higher renewals, and one additional pay-per-view ("PPV") event, as well as higher event revenue due to four more events with live audiences this year and an increase in sponsorships at UFC. The acquisition of WWE in September 2023 drove an increase in revenue of $52 million. Additionally, at PBR, the increase was driven by an increase in ticket sales due to greater demand and an increase in revenue from the team series. These increases were partially offset by $64 million of revenue related the DBH business recorded in the prior year, which was sold in September 2022.
•
Events, Experiences & Rights increased by $16.1 million, or 0.9%. The increase was primarily driven by new media production deals, partially offset by a decrease in technology platforms and services at Endeavor Streaming. Event and performance revenue was flat due to On Location's music business and the sale of the Academy in June 2023, partially offset by Barrett-Jackson, which was acquired in August 2022, increases from tennis events, including the Madrid Open and Miami Open, and growth from new and other existing events.
•
Representation increased by $13.4 million, or 1.2%. The increase was primarily driven by an increase in our nonscripted content production business due to content deliveries, as well as an increase in our licensing business. These increases were partially offset by the decrease in the revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022, as well as in our agency business driven primarily by the impact of the writers' and actors' strikes, partially offset by growth in our music and sports divisions and fashion.
•
Sports Data & Technology increased by $204.1 million, or 134.2%. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in betting data and streaming at IMG ARENA across a widening portfolio.

Direct operating costs

Direct operating costs increased $89.4 million, or 22.4%, to $487.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase of $32 million in connection with event revenue increases mentioned above, $26 million for betting data costs, $17 million related to content deliveries mentioned above, $13 million related to the acquisition of WWE in September 2023 and $12 million related to media production deals. These increases were partially offset by the sales of the DBH business in September 2022 and the Academy in June 2023.

Direct operating costs increased $194.6 million, or 12.2%, to $1,796.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily attributable to an increase of $87 million for betting data costs, $64 million in connection with the event revenue increases mentioned above, $34 million related to media production deals, $31 million related to content deliveries mentioned above and $13 million related to the acquisition of WWE in September 2023. These increases were partially offset by a decrease related to the sales of the restricted Endeavor Content business and the DBH business recorded in the prior year and the Academy in June 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $113.8 million, or 18.9%, to $715.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was principally due to professional advisor costs, bonuses and restructuring charges, including equity-based compensation expenses, related to the Transactions; the inclusion of OpenBet and WWE; and cost of personnel driven by growth in the business and the continued investment ahead of the Olympics, which began in the second half of 2022, partially offset by the sales of the Academy and DBH.

Selling, general and administrative expenses increased $287.9 million, or 16.7%, to $2,017.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was principally due to professional advisor costs, bonuses and restructuring charges, including equity-based compensation expenses, related to the Transactions; the inclusion of OpenBet, Barrett-Jackson and WWE; and cost of personnel, including equity-based compensation, driven by growth in the business and the continued investment ahead of the Olympics, which began in the second half of 2022, partially offset by the sales of the Academy and DBH.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the nine months ended September 30, 2022, we recognized $1.0 million of insurance recoveries, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization increased $17.6 million, or 27.7%, to $81.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Depreciation and amortization increased $13.9 million, or 7.1%, to $209.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by intangibles acquired through acquisitions partially offset by certain intangible assets becoming fully amortized.

Impairment charges

Impairment charges of $28.2 million for the three and nine months ended September 30, 2023, related to goodwill and intangibles in our Events, Experiences & Rights segment.

Impairment charges of $0.7 million for the three and nine months ended September 30, 2022, related to goodwill in our Events, Experiences & Rights segment.

Interest expense, net

Interest expense, net increased $6.3 million, or 8.4% to $82.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by higher interest rates partially offset by lower indebtedness and our interest rate swaps. Interest expense, net increased $60.0 million, or 30.4% to $257.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by higher interest rates offset by lower indebtedness.

Tax receivable agreement liability adjustment

For the three months ended September 30, 2023 and 2022 and for the nine months ended September 30, 2023 and 2022, we recorded adjustments of $(20.3) million, $(10.4) million, $(7.8) million and $(61.5) million, respectively, for the tax receivable agreement liability. The adjustments for the three and nine months ended September 30, 2023 related to a change in estimates related to future TRA payments. The adjustments for the three and nine months ended September 30, 2022 related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRA.

Other (expense) income, net

Other (expense) income, net for the three months ended September 30, 2023 was expense of $12.9 million compared to income of $9.3 million for the three months ended September 30, 2022. The expense for the three months ended September 30, 2023 primarily included a net loss of $13.5 million for foreign currency transaction losses. The income for the three months ended September 30, 2022 primarily included a gain of $23.3 million for the sale of DBH partially offset by $12.4 million for foreign currency transaction losses.

Other (expense) income, net for the nine months ended September 30, 2023 was income of $753.2 million compared to income of $463.1 million for the nine months ended September 30, 2022. The income for the nine months ended September 30, 2023 included net gains of $743.1 million from the sales of certain businesses, of which $737.0 million was from the sale of our Academy business, $3.1 million for the change in the fair value of forward foreign exchange contracts and $2.1 million of gains from changes in fair value of equity investments. The income for the nine months ended September 30, 2022 primarily included a gain of $463.6 million for the sale of the restricted Endeavor Content business, a gain of $23.3 million for the sale of DBH and $16.6 million of gains from changes in fair value of equity investments partially offset by $33.2 million for foreign currency transaction losses and $8.8 million of losses due to the change in the fair value of embedded foreign currency derivatives.

Provision for (benefit from) income taxes

For the three months ended September 30, 2023, we recorded a provision for income taxes of $30.0 million compared to a provision for income taxes of $8.5 million for the three months ended September 30, 2022. The provision for income taxes for the three months ended September 30, 2023 differs from the same period in 2022 primarily due to a dividend received from a subsidiary; the acquisition of WWE, which results in additional income subject to corporate tax; and an increase in the tax rate at EGH due to 2022 having a significant valuation allowance, which reduced the applicable rate in 2022. In addition, during the three months ended September 30, 2022, the Company released a $12.2 million valuation allowance on certain deferred tax assets while retaining a valuation allowance on a majority of other deferred tax assets.

For the nine months ended September 30, 2023, we recorded a provision for income taxes of $205.9 million compared to a benefit from income taxes of $6.0 million for the nine months ended September 30, 2022. The provision for income taxes for the nine months ended September 30, 2023 differs from the same period in 2022 primarily due to increased earnings in 2023, largely driven by the gain on sale of the Academy; the acquisition of WWE, which results in additional income subject to corporate tax; and an increase in the tax rate at EGH due to 2022 having a significant valuation allowance, which reduced the applicable rate in 2022. These increases in the provision for income taxes were partially offset by $18.3 million resulting from a 2023 valuation allowance release on certain foreign tax credits. In addition, during the nine months ended September 30, 2022, the Company released a $65.9 million valuation allowance on certain deferred tax assets while retaining a valuation allowance on a majority of other deferred tax assets.

Equity losses of affiliates, net of tax

Equity losses of affiliates were $2.7 million and $22.3 million for the three and nine months ended September 30, 2023, respectively. The losses related primarily to our 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022. Equity losses of affiliates were $84.5 million and $145.0 million for the three and nine months ended September 30, 2022, respectively, and related primarily to our investment in Learfield IMG College.

Net (loss) income attributable to non-controlling interests

Net loss attributable to non-controlling interests was $46.8 million for the three months ended September 30, 2023 compared to net loss attributable to non-controlling interests of $2.5 million for the three months ended September 30, 2022. The change was primarily driven by the higher net loss in the current period principally due to the Transactions.

Net income attributable to non-controlling interests was $244.8 million for the nine months ended September 30, 2023 compared to net income attributable to non-controlling interests of $212.0 million for the nine months ended September 30, 2022. The change was primarily driven by the higher net income in the current period due to the higher gain recognized for the sale of the Academy business.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Owned Sports Properties	$479,748	$402,272	$1,173,125	$1,030,891
Events, Experiences & Rights	367,064	394,118	1,758,928	1,742,861
Representation	385,619	388,335	1,117,008	1,103,611
Sports Data & Technology	124,847	46,720	356,271	152,134
Eliminations	(12,883)	(10,029)	(27,888)	(21,803)
Total Revenue	$1,344,395	$1,221,416	$4,377,444	$4,007,694
Adjusted EBITDA:
Owned Sports Properties	$237,417	$195,749	$602,322	$505,760
Events, Experiences & Rights	29,846	45,506	214,420	264,070
Representation	96,325	132,923	287,680	345,849
Sports Data & Technology	23,994	4,162	42,203	26,198
Corporate	(75,965)	(75,258)	(223,699)	(217,991)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$479,748	$402,272	$1,173,125	$1,030,891
Direct operating costs	$151,144	$131,537	$372,668	$329,102
Selling, general and administrative expenses	$89,218	$72,345	$196,922	$192,709
Adjusted EBITDA	$237,417	$195,749	$602,322	$505,760
Adjusted EBITDA margin	49.5%	48.7%	51.3%	49.1%

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenue for the three months ended September 30, 2023 increased $77.5 million, or 19.3%, to $479.7 million, compared to the three months ended September 30, 2022. The increase was driven primarily by an increase at UFC of $57 million, which was due to higher media rights fees from increases in contractual revenues and higher renewals, and two additional Fight Night events in the current quarter, as well as higher live event revenue and sponsorships. The acquisition of WWE in September 2023 drove an increase of $52 million in revenue. This increase was partially offset by $33 million of revenue related to the DBH business recorded in the prior year, which was sold in September 2022.

Direct operating costs for the three months ended September 30, 2023 increased $19.6 million, or 14.9%, to $151.1 million, compared to the three months ended September 30, 2022. The increase was attributable to an increase at UFC of $18 million, which was due to higher athlete costs due to different matchups, higher event expenses primarily from having two additional Fight Night events, the acquisition of WWE in September 2023 of $11 million and an increase in direct operating costs at PBR. These increases were partially offset by the sale of the DBH business in September 2022.

Selling, general and administrative expenses for the three months ended September 30, 2023 increased $16.9 million, or 23.3%, to $89.2 million, compared to the three months ended September 30, 2022. The increase was primarily attributable to $19 million of expenses incurred by WWE, which was acquired in September 2023 and an increase in travel expenses and cost of personnel at UFC partially offset by $14 million of costs associated with the DBH business, which was sold in September 2022.

Adjusted EBITDA for the three months ended September 30, 2023 increased $41.7 million, or 21.3%, to $237.4 million, compared to the three months ended September 30, 2022. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by increases in direct operating costs and selling, general and administrative expenses.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenue for the nine months ended September 30, 2023 increased $142.2 million, or 13.8%, to $1,173.1 million, compared to the nine months ended September 30, 2022. The increase was driven primarily by an increase in UFC of $141 million, which was due to higher media rights fees from increases in contractual revenues and higher renewals, and one additional PPV event and one additional Fight Night event; higher live event revenue due to four more events with live audiences this year; and an increase in sponsorships. The acquisition of WWE in September 2023 drove an increase in revenue of $52 million. PBR revenue increased $12 million primarily due to an increase in ticket sales due to greater demand and an increase in revenue from the teams series. These increases were partially offset by $64 million of revenue related to the DBH business recorded in the prior year, which was sold in September 2022.

Direct operating costs for the nine months ended September 30, 2023 increased $43.6 million, or 13.2%, to $372.7 million, compared to the nine months ended September 30, 2022. The increase was attributable to an increase at UFC of $46 million, which was due to higher athlete costs from different matchups, higher production, marketing and event expenses from having an additional PPV event and an additional Fight Night event, more events held internationally and more events with live audiences than in the prior year. The acquisition of WWE in September 2023 drove an increase of $11 million and PBR increased driven by the growth in revenue. These increases were partially offset by the sale of the DBH business in September 2022.

Selling, general and administrative expenses for the nine months ended September 30, 2023 increased $4.2 million, or 2.2%, to $196.9 million, compared to the nine months ended September 30, 2022. The increase was primarily attributable to $19 million of expenses incurred by WWE, which was acquired in September 2023, and an increase in travel expenses at UFC, as well as increased cost of personnel to support the growth of the business at UFC and PBR, partially offset by $37 million of costs associated with the DBH business, which was sold in September 2022.

Adjusted EBITDA for the nine months ended September 30, 2023 increased $96.6 million, or 19.1%, to $602.3 million, compared to the nine months ended September 30, 2022. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by increases in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$367,064	$394,118	$1,758,928	$1,742,861
Direct operating costs	$217,395	$193,338	$1,068,789	$1,028,766
Selling, general and administrative expenses	$124,447	$158,056	$484,733	$459,944
Adjusted EBITDA	$29,846	$45,506	$214,420	$264,070
Adjusted EBITDA margin	8.1%	11.5%	12.2%	15.2%

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenue for the three months ended September 30, 2023 decreased $27.1 million, or 6.9%, to $367.1 million, compared to the three months ended September 30, 2022. Event and performance revenue decreased $40 million primarily due to the sale of the Academy in June 2023, which contributed $72 million in the prior year quarter, and a decrease in On Location's music business, partially offset by increases in events from new events and an acquisition and increases from college football. The decrease was also due to a decrease in technology platforms and services of $7 million at Endeavor Streaming. These decreases were offset by an increase in media production deals of $19 million primarily due to new contracts, including with Major League Soccer, and the timing of events, including the Ryder Cup and the Rugby World Cup, which are biennial and quadrennial events, respectively.

Direct operating costs for the three months ended September 30, 2023 increased $24.1 million, or 12.4%, to $217.4 million, compared to the three months ended September 30, 2022. The increase is due to the increases in events and media production revenue described above partially offset by a decrease in costs related to the Academy, which was sold in June 2023.

Selling, general and administrative expenses for the three months ended September 30, 2023 decreased $33.6 million, or 21.3%, to $124.4 million, compared to the three months ended September 30, 2022. The decrease was primarily driven by the sale of the Academy in June 2023, partially offset by increased cost of personnel related to the continued investment ahead of the Olympics, which began in the second half of 2022.

Adjusted EBITDA for the three months ended September 30, 2023 decreased $15.7 million, or 34.4%, to $29.8 million, compared to the three months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily driven by the sale of the Academy in June 2023 and to a lesser extent the decrease in Endeavor Streaming.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenue for the nine months ended September 30, 2023 increased $16.1 million, or 0.9%, to $1,758.9 million, compared to the nine months ended September 30, 2022. The increase was primarily attributable to media production revenue increase of $39 million primarily due to new contracts, including with Major League Soccer. This increase was offset by a decrease in technology platforms and services of $23 million at Endeavor Streaming. Event and performance revenue was flat primarily due to a decrease in On Location's music business and a decrease of $53 million at the Academy due to the sale in June 2023, partially offset by Barrett-Jackson, which was acquired in August 2022, increases from tennis events, including the Madrid Open and Miami Open, and growth from new and other existing events.

Direct operating costs for the nine months ended September 30, 2023 increased $40.0 million, or 3.9%, to $1,068.8 million, compared to the nine months ended September 30, 2022. The increase was due to the net increases in related revenue described above.

Selling, general and administrative expenses for the nine months ended September 30, 2023 increased $24.8 million, or 5.4%, to $484.7 million, compared to the nine months ended September 30, 2022. The increase was primarily driven by increased cost of personnel related to the continued investment ahead of the Olympics, which began in the second half of 2022, the inclusion of Barrett-Jackson in the current year, and the growth of the business, partially offset by the sale of the Academy in June 2023.

Adjusted EBITDA for the nine months ended September 30, 2023 decreased $49.7 million, or 18.8%, to $214.4 million, compared to the nine months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily driven by increases in selling, general and administrative expenses and direct operating costs, partially offset by an increase in revenue.

Representation

The following table sets forth our Representation segment results for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$385,619	$388,335	$1,117,008	$1,103,611
Direct operating costs	$72,459	$52,163	$200,317	$173,614
Selling, general and administrative expenses	$216,684	$203,016	$628,643	$583,851
Adjusted EBITDA	$96,325	$132,923	$287,680	$345,849
Adjusted EBITDA margin	25.0%	34.2%	25.8%	31.3%

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenue for the three months ended September 30, 2023 decreased $2.7 million, or 0.7%, to $385.6 million, compared to the three months ended September 30, 2022. The agency business decreased $29 million primarily driven by the impact of the writers’ and actors' strikes, partially offset by growth in the music and sports divisions. This decrease was further offset by an increase of $19 million related to our nonscripted content production business due primarily to content deliveries, as well as an increase of $4 million in our marketing and experiential business due to an acquisition.

Direct operating costs for the three months ended September 30, 2023 increased $20.3 million, or 38.9%, to $72.5 million, compared to the three months ended September 30, 2022. The increase was primarily attributable to the above mentioned increases in revenue in our nonscripted content production and our marketing and experiential businesses.

Selling, general and administrative expenses for the three months ended September 30, 2023 increased $13.7 million, or 6.7%, to $216.7 million, compared to the three months ended September 30, 2022. The increase was primarily driven by cost of personnel.

Adjusted EBITDA for the three months ended September 30, 2023 decreased $36.6 million, or 27.5%, to $96.3 million, compared to the three months ended September 30, 2022. The decrease in Adjusted EBITDA was driven by the increases in selling, general and administrative expenses and direct operating costs, partially offset by an increase in revenue, which includes the impact of the writers' and actors' strikes.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenue for the nine months ended September 30, 2023 increased $13.4 million, or 1.2%, to $1,117.0 million, compared to the nine months ended September 30, 2022. The increase was primarily attributable to the $34 million related to our nonscripted content production business due to content deliveries, as well as an increase of $7 million related to our licensing business. These increases were partially offset by the $14 million of revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022, as well as a decrease of $17 million related to agency business driven by the impact of the writers' and actors' strikes partially offset by growth in the music and sports divisions and fashion.

Direct operating costs for the nine months ended September 30, 2023 increased $26.7 million, or 15.4%, to $200.3 million, compared to the nine months ended September 30, 2022. The increase was primarily attributable to the above mentioned increases in revenue in our nonscripted and fashion businesses partially offset by the sale of the restricted Endeavor Content business.

Selling, general and administrative expenses for the nine months ended September 30, 2023 increased $44.8 million, or 7.7%, to $628.6 million, compared to the nine months ended September 30, 2022. The increase was primarily driven by cost of personnel and increased travel expenses.

Adjusted EBITDA for the nine months ended September 30, 2023 decreased $58.2 million, or 16.8%, to $287.7 million, compared to the nine months ended September 30, 2022. The decrease in Adjusted EBITDA was driven by the increases in selling, general and administrative expenses and direct operating costs, partially offset by an increase in revenue, which includes the impact of the writers' and actors' strikes.

Sports Data & Technology

The following table sets forth our Sports Data & Technology segment results for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Revenue	$124,847	$46,720	$356,271	$152,134
Direct operating costs	$57,959	$31,492	$182,245	$91,787
Selling, general and administrative expenses	$42,852	$11,069	$131,552	$34,143
Adjusted EBITDA	$23,994	$4,162	$42,203	$26,198
Adjusted EBITDA margin	19.2%	8.9%	11.8%	17.2%

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenue for the three months ended September 30, 2023 increased $78.1 million, or 167.2%, to $124.8 million, compared to the three months ended September 30, 2022. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in betting data and streaming at IMG ARENA across a widening portfolio.

Direct operating costs for the three months ended September 30, 2023 increased $26.5 million, or 84.0%, to $58.0 million, compared to the three months ended September 30, 2022. The increase was primarily driven by costs associated with the revenue growth described above, as well as new betting data costs in advance of the sales cycle at IMG ARENA.

Selling, general and administrative expenses for the three months ended September 30, 2023 increased $31.8 million, or 287.1%, to $42.9 million, compared to the three months ended September 30, 2022. The increase was primarily due to the inclusion of OpenBet, which was acquired in September 2022.

Adjusted EBITDA for the three months ended September 30, 2023 increased $19.8 million, or 476.5%, to $24.0 million, compared to the three months ended September 30, 2022. Adjusted EBITDA increased due to the inclusion of OpenBet partially offset by the new betting data costs at IMG ARENA that were incurred in advance of the sales cycle.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenue for the nine months ended September 30, 2023 increased $204.1 million, or 134.2%, to $356.3 million, compared to the nine months ended September 30, 2022. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in betting data and streaming at IMG ARENA across a widening portfolio.

Direct operating costs for the nine months ended September 30, 2023 increased $90.5 million, or 98.6%, to $182.2 million, compared to the nine months ended September 30, 2022. The increase was primarily driven by costs associated with the revenue growth described above, as well as new betting data costs in advance of the sales cycle at IMG ARENA.

Selling, general and administrative expenses for the nine months ended September 30, 2023 increased $97.4 million, or 285.3%, to $131.6 million, compared to the nine months ended September 30, 2022. The increase was primarily due to the inclusion of OpenBet, which was acquired in September 2022.

Adjusted EBITDA for the nine months ended September 30, 2023 increased $16.0 million, or 61.1%, to $42.2 million, compared to the nine months ended September 30, 2022. Adjusted EBITDA increased due to the inclusion of OpenBet partially offset by the new betting data costs at IMG ARENA that were incurred in advance of the sales cycle.

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

The following table sets forth our results for Corporate for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Adjusted EBITDA	$(75,965)	$(75,258)	$(223,699)	$(217,991)

Adjusted EBITDA for the three months ended September 30, 2023 decreased $0.7 million, or 0.9%, to $(76.0) million, compared to the three months ended September 30, 2022.

Adjusted EBITDA for the nine months ended September 30, 2023 decreased $5.7 million, or 2.6%, to $(223.7) million, compared to the nine months ended September 30, 2022. The decrease was primarily driven by an increase in other general and administrative expenses.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(115,984)	$(12,538)	$586,806	$547,348
Provision for (benefit from) income taxes	29,995	8,515	205,906	(6,020)
Interest expense, net	81,956	75,608	257,360	197,385
Depreciation and amortization	81,207	63,571	209,036	195,177
Equity-based compensation expense (1)	62,104	48,388	202,555	159,851
Merger, acquisition and earn-out costs (2)	76,584	30,529	107,499	57,891
Certain legal costs (3)	8,322	1,604	12,233	11,204
Restructuring, severance and impairment (4)	48,852	869	70,788	2,829
Fair value adjustment - equity investments (5)	(148)	(291)	(929)	(13,635)
Equity method losses - Learfield IMG College and Endeavor Content (6)	4,594	83,171	19,697	149,086
Net gain on sale of the restricted Endeavor Content business (7)	—	—	—	(463,641)
Net gain on sale of the Academy business (8)	—	—	(736,978)	—
Tax receivable agreement liability adjustment (9)	20,297	10,405	7,779	61,497
Other (10)	13,838	(6,749)	(18,826)	24,914
Adjusted EBITDA	$311,617	$303,082	$922,926	$923,886
Net (loss) income margin	(8.6%)	(1.0%)	13.4%	13.7%
Adjusted EBITDA margin	23.2%	24.8%	21.1%	23.1%
(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans. Equity-based compensation was recognized in all segments and Corporate for three and nine months ended September 30, 2023 and 2022.
(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the three months ended September 30, 2023 primarily related to professional advisor costs and bonuses related to the Transactions, which were approximately $74 million, and primarily related to our Owned Sport Properties segment. The bonuses and certain professional advisor costs were contingent on the closing of the Transactions. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $3 million, which primarily related to our Representation and Sports Data & Technology segments.

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

Such costs for the nine months ended September 30, 2023 primarily related to professional advisor costs and bonuses related to the Transactions, which were approximately $98 million, and primarily related to our Owned Sport Properties segment and Corporate. The bonuses and certain professional advisor costs were contingent on the closing of the Transactions. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $9 million, which primarily related to our Events, Experiences & Rights, Representation and Sports Data & Technology segments.

Such costs for the nine months ended September 30, 2022 primarily related to professional advisor costs of approximately $33 million and related to all of our segments. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $25 million, which primarily related to our Representation segment.

(3)
Includes costs related to certain litigation or regulatory matters, which related to our Owned Sports Properties and Events, Experiences & Rights segments and Corporate.
(4)
Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the three months ended September 30, 2023 primarily relates to approximately $28 million due to the impairments of intangible assets and goodwill in our Events, Experiences & Rights segment; and approximately $21 million due to the restructuring expenses in our Owned Sports Properties, Events, Experiences & Rights and Representation segments and Corporate.

Such costs for the three and nine months ended September 30, 2022 primarily relates to a write off of an asset in Corporate and the restructuring expenses in our Events, Experiences & Rights and Representation segments.

Such costs for the nine months ended September 30, 2023 primarily relates to approximately $28 million due to the impairments of intangible assets and goodwill in our Events, Experiences & Rights segment; a loss of approximately $9 million due to an other-than-temporary impairment for one of our equity method investments, which related to our Events, Experiences & Rights segment; and approximately $31 million due to the restructuring expenses in our Owned Sports Properties, Events, Experiences & Rights and Representation segments and Corporate.

(5)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.
(6)
Relates to equity method losses from the 20% interest we retained in the restricted Endeavor Content business, which we sold in January 2022. For the three and nine months ended September 30, 2022, also related to equity method losses from our investment in Learfield IMG College.
(7)
Relates to the gain recorded for the sale of the restricted Endeavor Content business, net of transactions costs of $15.0 million, which were contingent on the sale closing.
(8)
Relates to the gain recorded for the sale of the Academy business, net of transactions costs of $5.5 million, which were contingent on the sale closing.
(9)
For the three and nine months ended September 30, 2023, the adjustment for the tax receivable agreement liability related to a change in estimates of future TRA payments.

For the three and nine months ended September 30, 2022, the adjustment for the tax receivable agreement liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the terms of the TRA.

(10)
For the three months ended September 30, 2023, other costs were comprised of losses of approximately $13 million on foreign currency exchange transactions, which related to all of our segments and Corporate; a loss of approximately $3 million related to the change in the fair value of forward foreign exchange contracts, which related primarily to our Events, Experiences & Rights segment and Corporate; and a $3 million release of an indemnity reserve recorded in connection with an acquisition, which related to our Events, Experiences & Rights segment.

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

For the nine months ended September 30, 2023, other costs were comprised primarily of gains of approximately $2 million on foreign currency exchange transactions, which related to all of our segments and Corporate; a gain of approximately $3 million related to the change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate; gains of approximately $6 million on the sales of certain businesses, which relates to our Events, Experiences & Rights segment; a gain of approximately $5 million from the resolution of a contingency; and a $3 million release of an indemnity reserve recorded in connection with an acquisition, which related to our Events, Experiences & Rights segment.

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

Debt facilities

As of September 30, 2023, we had an aggregate of $5.0 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of September 30, 2023, we had total borrowing capacity of $405 million under the Senior Credit Facilities, of which approximately $366 million was available to borrow.

Credit Facilities

As of September 30, 2023, we have borrowed an aggregate of $2.3 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the Alternate Base Rate (the "ABR") plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to adjusted LIBOR plus 2.75%, with a LIBOR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. In June 2023, we executed an amendment of the First Lien Term Loan to replace adjusted LIBOR with SOFR plus a credit spread adjustment (as defined in the credit agreement). The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025. In July 2023, we repaid $32.0 million of term loans under the Credit Facilities.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility had been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. In June 2023, we executed amendments to transition the interest rate swaps from LIBOR to SOFR with a new average fixed coupon of approximately 2.05% effective July 31, 2023. In August 2022, we entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. The LIBOR portion of the facility had been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. In June 2023, we executed an amendment to transition the interest rate swap from LIBOR to SOFR with a new fixed coupon of approximately 3.10% effective July 31, 2023. As of September 30, 2023, approximately 99.9% of our term loans under the Credit Facilities are hedged. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of September 30, 2023, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up to $75.0 million and $20.0 million, respectively. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to adjusted LIBOR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. In April 2023, we executed an amendment to replace adjusted LIBOR with SOFR. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of September 30, 2023, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $29.0 million. The revolving facility matures on November 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on September 30, 2023, as we had no borrowings outstanding under this revolving credit facility.

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

UFC Credit Facilities

As of September 30, 2023, we have borrowed an aggregate of $2.7 billion of first lien term loans under the UFC Credit Facilities. Borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or the ABR plus, in each case, an applicable margin. LIBOR term loans accrue interest at a rate equal to an adjusted LIBOR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. In June 2023, we executed an amendment of the First Lien Term Loans to replace adjusted LIBOR with SOFR plus a credit spread adjustment (as defined in the UFC credit agreement). The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of September 30, 2023, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $40.0 million and $15.0 million, respectively. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, adjusted LIBOR or ABR plus, in each case, an applicable margin. LIBOR revolving loans accrue interest at a rate equal to an adjusted LIBOR plus 3.50-4.00%, depending on the First Lien Leverage Ratio, in each case with a LIBOR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) adjusted LIBOR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. In April 2023, we executed an amendment to replace adjusted LIBOR with SOFR. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of September 30, 2023, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. The revolving facility under the UFC Credit Facilities matures on October 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on September 30, 2023, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of September 30, 2023, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which none was outstanding and $60.9 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2025, bearing interest at rates of 2.75% plus LIBOR. In June 2023, we executed amendments to the other revolving line of credit facilities to replace LIBOR with SOFR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit and swingline loan sub-limits of up to $3.0 million each (the "OL Credit Facility"). As of September 30, 2023, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

The OL Credit Facility is subject to a financial covenant if greater than 40% of the borrowing capacity is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $2.0 million) at the end of each quarter. This covenant was not applicable on September 30, 2023, as borrowings were less than 40%.

In July 2023, we repaid $16.9 million for borrowings outstanding under the OL revolving credit agreement as well as paid $18.0 million outstanding under other debt arrangements.

Cash Flows Overview

Nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$287,841	$405,169
Net cash provided by (used in) investing activities	$803,310	$(661,049)
Net cash used in financing activities	$(489,822)	$(268,171)

Cash provided in operating activities decreased from $405.2 million of cash provided in the nine months ended September 30, 2022 to $287.8 million of cash provided in the nine months ended September 30, 2023. Cash provided in the nine months ended September 30, 2023 was primarily due to net income of $586.8 million, which included the gain on sale of the Academy business and non-cash items of $114.6 million offset by increases in deferred costs of $174.6 million primarily due to the advanced payments made by us in the buildup to the Olympics. Cash provided in the nine months ended September 30, 2022 was primarily due to net income of $547.3 million, which included non-cash items of $121.8 million offset by the increase in accounts receivable of $299.4 million due to the timing of events and the decrease in deferred revenue of $43.6 million due to events taking place in 2022, such as Super Bowl LVI and various music events.

Investing activities changed from $661.0 million of cash used in the nine months ended September 30, 2022 to $803.3 million of cash provided in the nine months ended September 30, 2023. Cash provided in the nine months ended September 30, 2023 primarily reflects net cash proceeds received from the sale of businesses of $1.077 billion, primarily driven by the sale of the Academy business, offset by payments for capital expenditures and investments in non-controlled affiliates totaling $268.9 million. Cash used in the nine months ended September 30, 2022 primarily reflects payments for acquisitions of businesses, primarily for OpenBet, Madrid Open and Barrett Jackson, of $1,434.5 million, as well as capital expenditures and investments in non-controlled affiliates totaling $141.5 million offset by net cash proceeds received from the sale of the restricted Endeavor Content business and the sale of DBH of $910.8 million.

Financing activities increased from $268.2 million of cash used in the nine months ended September 30, 2022 to $489.8 million of cash used in the nine months ended September 30, 2023. Cash used in the nine months ended September 30, 2023 primarily reflects repurchase of Class A common stock, payments for debt, distributions, acquisition of non-controlling interests, payments under the tax receivable agreement, and dividends of $200.0 million, $173.8 million, $59.6 million, $43.8 million, $37.5 million, and $27.4 million, respectively, partially offset by borrowings of debt of $73.2 million. Cash used in the nine months ended September 30, 2022 primarily reflects net payments on debt of $314.0 million, as well as distributions, payments of contingent consideration related to acquisitions and redemption of certain of our equity interests totaling $45.7 million offset by net cash proceeds received in connection with the acquisition of non-controlling interests of $92.5 million.

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

We may also use our cash to effect equity repurchases of our Class A common stock under our stock repurchase authorization and/or to pay cash dividends. On May 7, 2023, we approved an event-driven repurchase authorization that permits us to repurchase shares of our Class A common stock in an aggregate amount of up to $300.0 million, subject to and contingent upon the sale of our Academy business, which was completed in June 2023. Any such repurchases may be made at any time and from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. This share repurchase authorization has no expiration and may be modified, suspended or terminated at any time at our discretion and does not obligate us to acquire any particular amount of shares. In August 2023, the Company entered into an accelerated share repurchase agreement, based on which, the Company repurchased 6.5 million shares of its Class A common stock for an aggregate amount of $200.0 million. In addition, in October 2023, the Company redeemed 4.0 million EOC common units for $93.6 million.

In September 2023, the Company declared and paid a quarterly cash dividend of $27.4 million. The dividends were paid from Endeavor Operating Company to its common unit holders, including EGH, which, in turn, paid its portion as dividends to holders of shares of the Company's Class A common stock. We anticipate making quarterly cash dividends of up to $25.0 million. Any future declaration, amount and payment of dividends will be at our sole discretion and depend upon factors, such as our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends, we cannot provide any assurances that any regular dividends will be paid in any specified amount or at any particular frequency, if at all.

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

Tax Receivable Agreement

Generally, we are required under the tax receivable agreement to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreement will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreement will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of September 30, 2023, we had a tax receivable agreement liability of $1,028.4 million recorded for all exchanges that have occurred as of this date.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report. During the nine months ended September 30, 2023, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2022 Annual Report.

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. During the third quarter, we performed an interim impairment test for one of our reporting units included in the Events, Experiences & Rights segment, the result of which was an impairment charge of $14.5 million. A continued decline in the results of this reporting unit could result in an additional impairment charge in the future.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $2.25 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of September 30, 2023, a 1% increase in the effective interest rates would have increased our annual interest expense by $27 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the nine months ended September 30, 2023, revenues would have decreased by approximately $91.2 million and operating income would have improved by approximately $4.4 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

On September 12, 2023, we completed the transactions involving the business combination of UFC with WWE, which, among other things, formed a separate public company, TKO. As we focus on integrating WWE into the Company as appropriate, we will continue to evaluate our internal control over financial reporting as we execute on integration activities. During the quarter ended September 30, 2023, except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 17 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report.

On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. No charges have been brought in these investigations. WWE has received voluntary and compulsory legal demands for documents, including from federal law enforcement and regulatory agencies, concerning the investigation and related subject matters.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2022 Annual Report and see Part II, Item 1A. "Risk Factors" in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, which risk factors from such Quarterly Reports are incorporated herein by reference, as supplemented by the risk factors below. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

Risk Related to Our Business

We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders.

In October 2023, we announced that we authorized the initiation of a formal review to evaluate strategic alternatives for the Company. We have not set a deadline or definitive timetable for the completion of the strategic review process, nor have we made any decisions relating to any strategic alternatives at this time other than we will not consider the sale or disposition of our interest in TKO. No assurance can be given as to the outcome of the process, including whether the process will result in any particular outcome. Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. We may also determine that no transaction is in the best interest of our stakeholders. We do not intend to comment further regarding the review of strategic alternatives until we determine disclosure is necessary or advisable. Accordingly, speculation regarding any developments associated with our review of strategic alternatives and any perceived uncertainties related to the Company or its business could cause the price of our Class A common stock to fluctuate significantly.

Risks Related to the Combination of WWE and UFC into TKO

Combining the businesses of WWE and UFC may be more difficult, time-consuming or costly than expected, and the actual benefits of combining the businesses of WWE and UFC may be less than expected, either or both of which may adversely affect our future results.

On September 12, 2023, we completed the Transactions, pursuant to which WWE and UFC were combined into TKO, a separate, publicly traded company and consolidated subsidiary of Endeavor. The anticipated benefits from the completion of the Transactions may not be achieved if the businesses of WWE and UFC are not successfully combined. WWE and UFC have been operated as independent businesses, and our management may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at WWE and UFC, managing the increased scale and scope of the combined businesses, identifying and eliminating duplicative programs, and retaining key personnel. If TKO as a combined company is not successfully integrated, the anticipated benefits of the Transactions may not be realized fully or at all or may take longer to realize than expected. Actual synergies, if achieved, may be less than expected and may take longer to achieve than anticipated.

The integration of the businesses of WWE and UFC may also be complex and time consuming and require substantial resources and effort. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized as a result. The integration process and other disruptions resulting from the Transactions may also disrupt WWE’s or UFC’s ongoing businesses operations and/or adversely affect WWE’s or UFC’s relationships with employees, customers, clients, partners, regulators and others with whom WWE and UFC have business or other dealings. Such consequences of the integration process may adversely affect our business and results of our operations, or our ability to maintain an effective system of internal control over financial reporting.

Some of TKO’s executive officers and directors may have actual or potential conflicts of interest because of their equity interest in us. Also, certain of TKO’s current executive officers are our directors and officers, which may create conflicts of interest or the appearance of conflicts of interest.

Some of TKO’s executive officers and directors own equity interests in us. Continuing ownership of shares of our capital stock and equity awards could create, or appear to create, potential conflicts of interest if we and TKO face decisions that could have implications for both TKO and us. In addition, certain of TKO’s current executive officers and directors are also our executive officers and directors, and this could create, or appear to create, potential conflicts of interest when we and TKO encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such officers’ or directors’ time between TKO and us.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Repurchase of Equity Securities

In May 2023, we approved an event-driven repurchase authorization that permits us to repurchase shares of our Class A common stock in an aggregate amount of up to $300.0 million with the proceeds from the sale our Academy business. In September 2023, we expanded the repurchase authorization to also include repurchases of Endeavor Operating Company units. Any such repurchases may be made at any time and from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. This share repurchase authorization has no expiration and may be modified, suspended or terminated at any time at our discretion and does not obligate us to acquire any particular amount of shares.

The following table sets forth our purchases of shares of our Class A common stock made during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
July 1 – 31, 2023	—	$—	—	$—
August 1 – 31, 2023	6,533,279	$30.61	6,533,279	$—
September 1 – 30, 2023	—	$—	—	$—
Total	6,533,279		6,533,279

(1) See Note 11, "Shareholders’ Equity" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the accelerated share repurchase agreement the Company entered into in August 2023.

Item 5. Other Information

(a) We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Jason Lublin, Chief Financial Officer

On November 3, 2023, the employment agreement, dated as of April 19, 2021, as amended on February 23, 2023, with Jason Lublin, our Chief Financial Officer, was amended to extend his term of employment and the applicable terms and conditions of his employment for an additional two years, such that they will now expire on May 3, 2026 (the "Amendment").

The foregoing summary of the Amendment is not complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.5 and incorporated herein by reference.

(b) None

(c) During the three months ended September 30, 2023, the following directors and "officers" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated "Rule 10b5-1 trading arrangements" and/or "non-Rule 10b5-1 trading arrangements" (each as defined in Item 408 of Regulation S-K).

Ariel Emanuel, Chief Executive Officer and Director

On August 31, 2023, Mr. Emanuel adopted a Rule 10b5-1 trading arrangement for the sale of up to 1,200,000 shares of Class A common stock, which has a plan end date of November 29, 2024.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1	Amended and Restated Operating Agreement of TKO Operating Company, LLC	8-K	001-41797	10.1	09/12/2023

10.2	Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vince McMahon	8-K	001-41797	10.2	09/12/2023

10.3	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Ariel Emanuel	8-K	001-41797	10.16	09/12/2023

10.4	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Mark Shapiro	8-K	001-41797	10.17	09/12/2023

10.5	Amendment No.2 to Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated November 3, 2023					*

10.6	TKO Group Holdings, Inc. 2023 Incentive Award Plan	S-8	333-274480	4.3	09/12/2023

10.7	TKO Group Holdings, Inc. Form of Stock Option Grant Notice and Stock Option Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan	8-K	001-41797	10.20	09/12/2023

10.8	TKO Group Holdings, Inc. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Sell to Cover)	8-K	001-41797	10.21	09/12/2023

10.9	TKO Group Holdings, Inc. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Net Settlement)	8-K	001-41797	10.22	09/12/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101	*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: November 8, 2023	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)