Form 10-K
period 2023-12-31
Endeavor Group Holdings, Inc.
filed 2024-02-28
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2023, was $4,997,201,639. Solely for the purposes of this disclosure, shares of common stock held by the registrant’s executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of January 31, 2024, there were 300,310,961 shares of the registrant’s Class A common stock outstanding, 166,204,174 shares of the registrant's Class X common stock outstanding and 225,960,405 shares of the registrant's Class Y common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Definitive Proxy Statement for the registrant's 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report, including without limitation, statements regarding our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, future events or expected performance, are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms "aim," "anticipate," "believe," "could," "mission," "may," "will," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," "target," "predict," "potential," "contemplate," or, in each case, their negative, or other, variations or comparable terminology and expressions. The forward-looking statements in this Annual Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:

•
risks related to the Company's evaluation of strategic alternatives;
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
•
failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks;
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
•
our compliance with certain franchise and licensing requirements of unions and guilds and dependence on unionized labor, which exposes us to risks of work stoppages or labor disturbances;
•
our ability to obtain additional financing;
•
risks related to our sports betting businesses and applicable regulatory requirements;
•
risks related to successful integration of the businesses of WWE and UFC;
•
our control by Messrs. Emanuel and Whitesell, the Executive Holdcos, and the Silver Lake Equityholders;
•
risk related to our organization and structure;

•
conflicts of interests that could result due to the amendments to the Endeavor Operating Company LLC Agreement;
•
our substantial indebtedness;
•
risks related to tax matters;
•
risks related to our Class A common stock;
•
risks related to the Transactions (as defined below);
•
risks related to our paying quarterly cash dividends; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report and in our subsequent filings with the Securities and Exchange Commission ("SEC").

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
•
"Endeavor Partial Catch-Up Profits Units" refer to the Endeavor Profits Units that are designated as "catchup" units. Endeavor Partial Catch-Up Profits Units have a per unit hurdle price and are entitled to receive a preference on distributions once the hurdle price applicable to such unit has been met. Upon our achievement of a price per share that would have fully satisfied such preference on distributions, the Endeavor Partial Catch-Up Profits Units were converted into Endeavor Profits Units (without any such preference) with a reduced per unit hurdle price to take into account such prior preference.
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

•
"Governing Body" means the Company’s governing body, which is exclusively vested with all of the powers of our board of directors (under applicable Delaware law) in the management of our business and affairs and that acts in lieu of our board of directors to the fullest extent permitted under Delaware law, SEC rules and the rules of the New York Stock Exchange ("NYSE"). Prior to a Triggering Event, the Executive Committee is the Governing Body and, any action by our board of directors requires the prior approval of the Executive Committee, except for matters that are required to be approved by the Audit Committee (or both the Executive Committee and the Audit Committee), or by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act for purposes of exempting transactions pursuant to Section 16b-3 thereunder, or as required under Delaware law, SEC rules and NYSE rules.
•
"Other UFC Holders" refers to the other persons that hold equity interests in UFC Parent and certain of their affiliates.
•
"Post-IPO TRA Holders" refers to certain of our pre-IPO investors and certain affiliates of our pre-IPO investors, including certain members of pre-IPO management holding vehicles, and certain of the Other UFC Holders or their affiliates.
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
•
"Triggering Event" means the earlier of (i) the date on which neither Messrs. Emanuel nor Whitesell is employed as our Chief Executive Officer or Executive Chairman and (ii) the date on which neither Messrs. Emanuel nor Whitesell own shares of our Class A common stock representing, and/or own securities representing the right to own (including Endeavor Profits Units), at least 25% of the shares of our Class A common stock and securities representing the right to own shares of our Class A common stock owned by Messrs. Emanuel and Whitesell, respectively, as of the completion of the IPO.
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
•
"WWE" refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).
•
"Zuffa" refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC).

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report. You should carefully consider these risks and uncertainties when investing in our securities. Principal risks and uncertainties affecting our business include the following:

•
we cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders;
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
•
our failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition;
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
•
combining the businesses of WWE and UFC may be more difficult, time-consuming or costly than expected, and the actual benefits of combining the businesses of WWE and UFC may be less than expected, either or both of which may adversely affect our future results;
•
some of TKO’s executive officers and directors may have actual or potential conflicts of interest because of their equity interest in us. Also, certain of TKO’s current executive officers are our directors and officers, which may create conflicts of interest or the appearance of conflicts of interest;
•
amendments to the Endeavor Operating Company LLC Agreement that allow us to limit tax distributions that would otherwise be made could result in conflicts of interest;
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
•
we are required to pay certain of our pre-IPO investors, including certain Other UFC Holders, for certain tax benefits we may claim (or are deemed to realize) in the future, and the amounts we may pay could be significant; and
•
we cannot guarantee we will continue to pay dividends in any specified amounts or a particular frequency.

PART I

Item 1. Business

Endeavor Group Holdings, Inc. is a global sports and entertainment company. We own and operate premium sports and entertainment properties, including UFC and WWE through our majority ownership of TKO, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports, entertainment and fashion talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, sports data and technology, brand licensing, and experiential marketing. Today, the integration of our broad range of capabilities, along with our owned and managed premium sports and entertainment properties, drives network effects across the Endeavor flywheel, which is the way we connect and utilize multiple divisions of Endeavor to maximize the power of our platform, creating value for our business, clients and employees. We measure these effects by evaluating the impact that activity in one business segment has on growth in another.

We believe that our unique business model gives us a competitive advantage in the industries in which we operate. Our ownership of premium sports properties allows us to benefit from the generally rising value and increasing scarcity of ownable, scalable sports assets. Our dual role as an intellectual property owner and a trusted advisor to clients and rights holders allows us to make connections across the Endeavor flywheel, increasing the earnings of our clients and the value of our sports and entertainment properties. We generally participate in the upside related to the commercial success of content with limited risk and we benefit from demand from both traditional and next generation distributors. We own and manage a diverse mix of premium live events and experiences in the sports, entertainment, fashion, culinary and art categories. The insights we gain from our connectivity across the sports and entertainment ecosystem may enable us to spot trends before they emerge and make strategic investments to enhance our growth.

In September 2023, we completed the transactions involving the business combination of WWE and TKO OpCo, which owns and operates UFC (the "Transactions"). As part of the Transactions, among other things, a new, publicly listed company, TKO was formed, and Endeavor Group Holdings and/or its subsidiaries received a majority ownership interest in TKO. See "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview" for greater detail.

We operate across four segments: (i) Owned Sports Properties, (ii) Events, Experiences & Rights, (iii) Representation, and (iv) Sports Data & Technology, which are covered in greater detail in "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview." Our segments are presented in the table below with select businesses:

We generate revenue in both a principal and an agency capacity and use risk mitigation strategies including pre-sales and licensing when we take on investment risk in content or sports rights. Our business has benefited from strong revenue visibility via sports rights fee payments, predictable client commissions, content rights payments, recurring annual, biennial, quadrennial or more frequent events, corporate client retainers, and licensing agreements. We believe that visibility into our performance provides us with a stable and growing revenue base.

Our Integrated Global Business

Across our segments, our global portfolio of premium owned assets and integrated set of capabilities, including client representation, media production & distribution, cultural and experiential marketing, and brand licensing drive revenue generation opportunities, improve client retention, and increase the flow of acquisition and investment opportunities.

Our integrated global business allows us to drive powerful network effects that reinforce the value of the Endeavor flywheel. We believe the greater the depth of our capabilities and global reach, the greater our ability to retain clients and drive new signings and business wins. The more top-tier clients we bring to market, the more relevant we become to streamers, linear networks, and corporate partners. The more premium sports, events, and experiences inventory we have, the more opportunity we can deliver to our global sponsors and media companies. We also believe that our growing global insights enhance our judgment on investments made. Also, the more we are able to learn from our clients, the more we can enhance the value and growth we deliver long term.

Owned Sports Properties

We believe that our Company is distinguished by our ownership of intellectual property, including UFC, a global sports property and the premier mixed martial arts sports organization, and WWE, an integrated media organization and the recognized global leader in sports entertainment. UFC is among the most popular sports organizations in the world. As of December 31, 2023, UFC has more than 700 million fans who skew young and diverse, as well as approximately 260 million social media followers, and broadcasts its content to over 900 million households across more than 170 countries. As of the same period, WWE has over 700 million fans and over 360 million social media followers, inclusive of talent pages. WWE counts nearly 100 million YouTube subscribers, making it one of the most viewed YouTube channels globally, and its year-round programming is available in over one billion households across approximately 160 countries. In total, our more than 350 live events have attracted nearly two million attendees on an annual basis and serve as the foundation of our global content distribution strategy. In addition, we own PBR, the world's premier bull riding circuit, featuring more than 800 bull riders competing in more than 200 events each year. PBR’s live event attendance has increased by more than 40% since PBR was acquired by Endeavor in 2015. In 2023, PBR entertained approximately 1.25 million fans across its tour events and grossed its highest ever annual consumer ticketing revenue. We also have an up to 20-year strategic partnership with Euroleague, consisting of an initial 10-year term that began in 2016 with a potential 10-year renewal provision. As owners, we retain control over the organization, promotion and marketing of UFC, WWE, and PBR, as well as the monetization of their events, media distribution, licensing, and partnership sales.

Events, Experiences & Rights

We own, operate, or represent hundreds of global events annually, including live sports events covering more than 15 sports globally (e.g., Association of Tennis Professionals (ATP) and Women's Tennis Association (WTA) 1000 Tour Events, such as the Miami Open and Madrid Open), international fashion weeks (e.g., New York Fashion Week), art fairs (e.g., Frieze Los Angeles, The Armory Show, and EXPO CHICAGO), music, culinary, and lifestyle festivals (e.g., The Big Feastival), and major attractions (e.g., Hyde Park Winter Wonderland and Barrett-Jackson). On Location, a leading provider of global premium live event experiences across sports and music, services more than 1,200 events and experiences built around major events, including the Super Bowl, the Aer Lingus Classic college football game, the Ryder Cup, the NCAA Final Four, Coachella and the 2024, 2026, and 2028 Olympic and Paralympic Games.

As one of the largest independent global distributors of sports programming, we manage, advise on, and sell media rights globally on behalf of more than 150 rights holders, such as the International Olympic Committee, the ATP and WTA Tours, and the National Hockey League ("NHL"), as well as for our owned assets, including UFC, WWE, and PBR. Our production business is one of the largest creators of sports programming in the world, responsible for thousands of hours of content on behalf of more than 200 federations, associations and events, including the English Premier League, Major League Soccer ("MLS"), The R&A, DP World Tour, and our owned assets, like UFC and WWE, as well as owned channel Sport 24. Our digital team builds strategies and digital ecosystems, and runs and monetizes digital channels for clients, including the National Football League ("NFL"), the NHL, and multiple English Premier League clubs. We believe that our collective offering is more important than ever, as the demand for premium content and live experiences continues to be strong. Additionally, we previously owned and operated IMG Academy, a leading sports and education brand, including its Bradenton, Florida boarding school and sports camps, IMG Academy+ online coaching, as well as Next College Student Athlete, which provided recruiting and admissions services to high school student athletes and college athletic departments and admissions officers (collectively, the "Academy"). In June 2023, we sold all of the Academy business.

Representation

We represent many of the world’s greatest actors, writers, musicians, athletes, content creators, and notable figures across entertainment, sports, and fashion. In 2023, WME clients were involved in six of the top 10 grossing films at the U.S. box office, including critically acclaimed "Oppenheimer" directed by Christopher Nolan, which landed among the top three. WME clients played a critical role in nearly 300 scripted series, including Emmy award winning "The Bear," "BEEF," and "Succession." Similarly, WME sold more than 200 nonscripted series across broadcast, cable, and streaming platforms. In the process, our clients garnered 37 Emmy award nominations and 11 Emmy wins, including for "Welcome To Wrexham," "Queer Eye," and "The 1619 Project." WME closed more than 300 deals for books adapted into film/television, and projects aired including "Daisy Jones and the Six" and "Are You There, God? It’s Me, Margaret."

In 2023, WME closed more than 100 audio deals with major podcast networks, including "On Purpose with Jay Shetty," which has more than 20 million monthly listeners, for iHeartMedia. WME also closed deals for more than 300 new books, and 48 books debuted on The New York Times Best Seller list. In theater, WME represented talent involved in more than 60% of the productions that opened during the 2022-2023 Broadway season.

WME also had a strong presence at major music festivals in 2023, with more than 30 clients performing at Stagecoach, accounting for nearly half the lineup, and more than 20 clients performing at Austin City Limits. WME also launched Adele’s third and final sold-out run of her Las Vegas residency, ‘Weekends with Adele,’ which has had two sold out runs.

In sports, WME had five first-round picks, including three lottery picks, in the 2023 NBA Draft – the most of any agency – and negotiated $1.1 billion in NFL contracts, including record-breaking deals for Cincinnati Bengals’ quarterback Joe Burrow, making him the highest paid player in NFL history, and San Francisco 49ers defensive lineman Nick Bosa, who became the highest paid defensive player ever. In tennis, WME represented a champion at every Grand Slam this year, including both men’s and women’s champions at the Australian Open and Roland-Garros.

In 2023, WME executed more than 4,000 brand partnerships deals, and Harry Walker Agency (HWA), WME’s speaking division, signed more than 250 new speakers from the world of sports, entertainment, thought leadership, and geopolitics.

We are dedicated to helping our clients increase the monetization potential of their intellectual property, build enduring brands, diversify and grow their businesses, and expand their geographic reach.

We are also a leading provider of licensing services to entertainment, sports, lifestyle, and consumer products brands with more than $15 billion in total retail sales. For the fifth year in a row, our licensing business ranked No. 1 according to License Global magazine. We license our owned intellectual property, including the UFC, WWE, and PBR, and represent third party brands and corporate trademarks across categories including automotive, fashion, lifestyle, entertainment, sports, legends, corporate, sports league, and event categories. Our clients include Anheuser-Busch InBev, Dolly Parton, Millie Bobbie Brown, Volkswagen, Jeep, Lamborghini, Transport for London, Lionsgate, Epic Games (Fortnite), Gap, and the NFL.

Meanwhile, marketing services are delivered by 160over90, our full-service, global cultural marketing agency specializing in integrated marketing services spanning advertising and branding, content and video production, creator marketing, digital services, entertainment marketing, experiential, media planning, partnerships, public relations/communications, and social media. 160over90 works on behalf of some of the world’s largest brands, including Amazon, Capital One, AB InBev, DP World, Marriott International, USAA and Visa. Through our owned and operated events and represented clients, 160over90 clients have access to unique content and activation opportunities, which we believe provides us with a competitive advantage.

Sports Data & Technology

Our Sports Data & Technology segment includes OpenBet and IMG ARENA. Our OpenBet business specializes in betting engine products, services and technology for leading participants in the sports betting industry. These products and services process billions of bets annually. OpenBet’s offerings include trading, pricing and risk management tools, including Neccton’s responsible gaming capabilities; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre.

Our Competitive Strengths

Ownership of Intellectual Property

We believe that our Company is distinguished by ownership of intellectual property, including UFC, WWE, PBR and Euroleague. UFC posted its best financial year ever for the fifth consecutive year in 2023, including signing a landmark partnership deal with Anheuser-Busch and setting multiple records for highest-grossing events at arenas in the U.S., Europe, and Australia. PBR live attendance, sponsorship revenue and licensing revenue are all up significantly since our 2015 acquisition. In 2023, nearly 1.25 million fans attended PBR's Unleash the Beast, Pendleton Whisky Velocity Tour and Team Series events, achieving approximately 48 paid ticket records and 37 sold out events in 2023. Attendance for PBR Team Series’ second season grew double-digits over its inaugural season in 2022. In addition to these sports properties, we also own marquee global events including the Miami Open and Madrid Open tennis tournaments; Frieze Los Angeles, Frieze Seoul and The Armory Show art fairs; Barrett-Jackson; and Hyde Park Winter Wonderland, and we are uniquely positioned to drive increases in areas including sponsorship, hospitality, and ticket sales.

Leading Supplier of Premium Sports and Entertainment Content

We are positioned at the center of and benefit from the continued demand for content in all forms through our owned sports properties, media production and distribution, and client representation businesses. We operate across all major content verticals and benefit regardless of how and where the demand for this content is fulfilled. In 2023, WME clients played a critical role in nearly 300 scripted series, including Emmy award winning "The Bear," "BEEF," and "Succession," and converted more than 300 books to film/television. Premium sports and entertainment content values have generally appreciated as new distribution models and technology broaden access and enhance the consumer experience. The value of sports programming has remained central to the strategies of media networks and over-the-top services that rely on premium sports to differentiate their offerings and retain subscribers. Disruption has increased the value of sports media rights as illustrated in consistent increases in contract Average Annual Values (AAV). Even as digital video distribution services such as ESPN+, Disney+, Peacock, Max, and others have proliferated in recent years, consumer demand for premium content remains. Additionally, commercially successful movies and television programming have lasting resonance that drives consumption at release and over time across multiple points of purchase. The long tail of premium content has thereby enabled significant value creation to accrue to the creators we represent as well as shareholders.

Well Positioned to Capitalize on Experience Economy

A University of Texas at Austin research paper published in May 2020 found that consumers were happier when spending on experiences as opposed to material items. Recognizing the opportunity, we built a portfolio of hundreds of events globally across sports, music, art, fashion, and culinary. Our events include UFC, WWE, PBR, Miami Open, Madrid Open, Frieze art fairs, Hyde Park Winter Wonderland, and Barrett-Jackson. On Location, meanwhile, is a leading provider of premium live events experiences, offering travel, hospitality, ticketing, and VIP services for more than 1,200 events. It is the official partner to marquee events, including the Super Bowl, as well as the 2024, 2026, and 2028 Olympic and Paralympic Games, the NCAA Final Four, Rose Bowl, and UFC and WWE events globally. Additionally, 160over90, our full-service cultural marketing agency, works on behalf of some of the world's largest brands to build memorable marketing campaigns and activations.

Network Insights Create Asymmetric Risk / Reward Opportunities

We believe that the insights we gain from our vast network reduce the potential risk inherent in organic investment and mergers and acquisitions. Our team evaluates potential merger and acquisition opportunities with the benefit of data and firsthand industry knowledge that enables us to identify integration synergies and better forecast revenue growth potential. Our role as an industry counterpart often affords us early insights into strategic processes. As an example, we represented UFC for its media rights deals before we invested in the business and ultimately acquired it in 2016. Through our Talent Ventures arm, we often have the opportunity to invest in and support new business ventures that we have negotiated on behalf of our clients, and our commission structure allows us to participate alongside them in their commercial success. In 2023, we closed more than 15 equity deals within this framework on behalf of clients and invested in several as a company.

Flywheel Drives Upside for Our Stakeholders

The practical linkages between our business units have produced a myriad of new revenue generation opportunities, improved client acquisition and retention, and proprietary acquisition and investment opportunities. Throughout the portfolio, our owned assets and capabilities reinforce the others, creating a global integrated flywheel that is very difficult to replicate. We have executed multi-pronged growth strategies on behalf of clients including Serena Williams, Dwayne "The Rock" Johnson, Mark Wahlberg, Snoop Dogg, and many others, leveraging our network to forge meaningful partnerships between our talent and brands. Additionally, we have expanded our capabilities in the sports betting and data industry via IMG ARENA and OpenBet. Our sports rights and representation businesses have similarly helped unlock investment and advisory opportunities for properties such as the NCAA, National Women’s Soccer League (NWSL) and Euroleague. We have realized top line and cost synergies as we have integrated (and are integrating as to recently completed transactions) more than 40 acquisitions since 2014 including IMG, UFC, WWE, PBR, 160over90, and On Location.

Strong Revenue Visibility

Our services are underpinned by highly visible and recurring revenue streams across the business. A primary example is our domestic and international media rights deals for UFC, including a 7-year deal with ESPN for domestic rights, and WWE, including the recently announced initial 10-year deal with Netflix (subject to opt out after the initial five years) for Raw in the U.S. and WWE’s international rights for all content as geographies become available. We have numerous similarly contracted revenue streams from media rights contracts in our media rights and distribution business, as well as through our sponsorship deals of our owned sports and entertainment properties, including UFC and WWE. Our work with recurring annual events such as Wimbledon and quadrennial events such as the Rugby World Cup adds to the recurring revenue nature of our business. We also have retainer-based agreements with many of our marketing clients and visibility into commissions on licensing arrangements. Our representation business benefits from revenue visibility, predictable production volumes, and residual income streams from past client bookings and content packages. We also benefit from strong revenue visibility from annual owned and operated events like the Miami Open, Madrid Open and Hyde Park Winter Wonderland.

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

Invest in Adjacent High Growth Industry Segments

We remain opportunistic and enter new, fast-growing industry segments where we are able to strategically leverage long-standing business partnerships and relevant commercial insights to accelerate scale. We invest to both complement our internal capabilities and enhance their value, as well as to enter relevant adjacent industry segments. Examples include nonscripted content (Asylum Entertainment Group), sports data and technology (OpenBet), streaming technology (Endeavor Streaming), experiential marketing (160over90), and partnerships with and on behalf of our clients (Talent Ventures).

Strategic Mergers and Acquisitions

Our disciplined mergers and acquisitions strategy has been focused on investing in intellectual property and acquiring capabilities that can benefit from the Endeavor flywheel. In particular, we look for opportunities that move us further into ownership, enhance our portfolio of premium intellectual property, and bolster our flywheel and revenue upside in adjacent or existing core businesses. We have successfully completed more than 40 mergers and acquisitions since 2014. We will continue to make strategic deals that complement our internal capabilities and enhance the value of our network. We believe that a highly curated owned intellectual property asset base, diverse client mix, and global capabilities set further enhance the ecosystem connectivity that makes our platform the ideal home for numerous future acquisition targets that fit the profile of our investment strategy.

Intellectual Property and Other Proprietary Rights

We consider intellectual property to be very important to the operation of our business and to driving growth in our revenues, particularly with respect to professional engagements, sponsorships, licensing rights, and media distribution agreements. Our intellectual property includes, without limitation, the "Endeavor," "WME," "William Morris Endeavor," "IMG," "UFC," "WWE", and "PBR" brands in addition to the trademarks and copyrights associated with our content and events, and the rights to use the intellectual property of our commercial partners. Substantially all of our intellectual property and owned assets that we acquire are protected by trademarks and copyright, whether registered or unregistered.

Competition

The entertainment, sports, and content industries in which we participate are highly competitive. We face competition from alternative providers of the services, content, and events we and our clients and owned assets offer and from other forms of entertainment and leisure activities.

In our Events, Experiences & Rights segment, we face competition from other live, filmed, televised and streamed entertainment, including competition from other companies in the media rights industry. In our Representation segment, we compete with other agencies that represent and/or manage clients including talent and brands. In our Owned Sports Properties segment, we face competition from sports leagues, associations, promotions, and events. In our Sports Data & Technology segment, we compete with other technology and data companies that represent and/or manage clients including rightsholders. For a discussion of risks relating to competition, see Part I, Item 1A. "Risk Factors—The markets in which we operate are highly competitive, both within the United States and internationally."

Human Capital Resources

General

We believe the strength of our workforce is critical to our long-term success. Endeavor’s human capital management objectives include attracting, retaining, and developing high performing and diverse talent and empowering them with our guiding principles of persistence, collaboration, excellence, and inclusion.

As of December 31, 2023, we had approximately 10,000 employees in 40 countries, primarily in the U.S. and EMEA, with a smaller presence in other regions, including APAC. We have invested in and focused on the training and development of our employees, from both a personnel and technology perspective. We believe that our relations and engagement with our employees are good.

Talent Development

Endeavor recognizes that nurturing talent and embracing the constant evolution that leadership within our industry requires is crucial to our collective success. We have invested in multiple learning and development initiatives that strengthen the role of our leaders and people managers. Additionally, we offer learning programs for all employees to foster professional growth and skill development, including sessions on a variety of business and industry topics, on-demand digital learning resources, and mentorship programs.

Diversity and Inclusion

Endeavor strives to create an inclusive work environment and to use our cultural influence to challenge methods and systems that result in inequity. The Company has established initiatives to address pressing societal issues through advocacy and action within our own walls and beyond. We recognize having a workforce that is representative of the communities in which we live is intrinsically linked to business success and have established company-wide working groups and initiatives to ensure ongoing progress is made.

To continue advancing our efforts to ensure that individuals of all backgrounds, genders, sexual orientations and identities can enter and succeed across our company, we launched and/or expanded upon the following initiatives in 2023:

•
Updated and advanced Accountability Dashboards, comprised of divisional representation metrics from each of our businesses, which are inform senior leaders across each business;
•
Ensured our recruitment practices resulted in a representative slate of candidates; bolstered our network of recruitment partners; and levelled up our industry access programs with industry aligned curriculum reaching talent from historically excluded and/or underrepresented backgrounds;
•
Established a program to support the retention and advancement of employees, including employees from underrepresented groups; used data from the program to identify key inclusion and professional development areas for improvement;
•
Launched inaugural mentorship program resulting in career growth and development, enhanced corporate culture, an increase in participants' confidence at work, and widening perspectives of all involved;
•
Trained Human Resources leaders in inclusive practices including bias interrupting; offered inclusive leadership labs to employees across the network including Maximizing Diverse Perspectives: Strategies for Inclusive Meetings, Words Matter: Inclusive Language & Allyship with the LGBTQ+ Community, and Insights Discovery: Unleashing Your Potential Through Self-Awareness;
•
Held inaugural Summer of Service for employees across 26 offices working with over 40 nonprofits globally;
•
Continued to manage and grow seven Employee Resource Groups with 2,100+ employees across ten cities around the globe; and
•
Continued inclusive and impactful training programs in partnership with Mind Gym and Bossed Up, partnered with Black Beauty Roster again for New York Fashion Week, and partnered with Women's Sports Foundation to accelerate gender equity and representation in sports.

Compensation and Benefits

The objective of our compensation and benefits programs is to provide a total rewards package that will attract, retain, motivate and reward the high-performing, qualified and skilled workforce necessary for our continued success across our diverse businesses. We seek to do this by linking compensation to company and business unit performance, as well as to each individual’s contributions to the results achieved. In addition to competitive base salaries, we accomplish this through annual cash-based bonus plans for eligible employees and long-term incentive plans for our executives.

Endeavor is committed to providing comprehensive benefit programs that enhance the total well-being of our people – and their families – both in and outside of work. Our programs are designed to inspire our people to prosper physically, mentally, socially, and financially. Some examples of our wide-ranging benefits offered include: health insurance, paid and unpaid leaves, a retirement plan, life insurance, disability/accident coverage, and mental health counseling and support.

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
•
licensure and other regulatory requirements for the supply of sports betting data and software to gambling operators;
•
licensing laws for the promotion and operation of MMA events; and
•
government regulation of the entertainment and sports industry.

We monitor changes in these laws and believe that we are in material compliance with applicable laws. See Part I, Item 1A. "Risk Factors—Risks Related to Our Business—We are subject to extensive U.S. and foreign governmental regulations, and our failure to comply with these regulations could adversely affect our business."

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

In various states in the United States and some foreign jurisdictions, we are required to obtain licenses for promoters, medical clearances and other permits or licenses for our athletes, and permits for our live events in order for us to promote and conduct those events. Generally, we or our employees hold promoters and matchmakers licenses to organize and hold certain of our live events. We or our employees hold these licenses in a number of states, including California, Nevada, New Jersey, and New York.

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

Gaming regulations in the jurisdictions in which we operate are established by statute and are administered by a regulatory agency with broad authority to interpret gaming regulations and to regulate gaming activities. Regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits, or findings of suitability for our company, individual officers, directors, major stockholders, and key employees. We believe we hold all of the licenses and permits necessary to conduct our business in this space, including the IMG ARENA and OpenBet businesses, which provide data technology and video for more than 45,000 sports events per year to sports betting platforms.

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

Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference calls and call webcasts, and by postings on our investor relations site at investor.endeavorco.com. We may also use our website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about Endeavor when you enroll your email address by visiting the "Investor Email Alerts" option under the Resources tab on investor.endeavorco.com.

Item 1A. Risk Factors

Investing in our Class A common stock involves substantial risks. You should carefully consider the following factors and all other information in this Annual Report before investing in our Class A common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our Class A common stock could decline if one or more of these risks or uncertainties develop into actual events, causing you to lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur. While we believe these risks and uncertainties are especially important for you to consider, we may face other risks and uncertainties that could adversely affect our business. Please also see "Forward-Looking Statements" for more information.

Risks Related to Our Business

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

Consumer tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We may invest in our content and owned assets, including in the creation of original content, before learning the extent to which it will achieve popularity with consumers. For example, as of December 31, 2023, we have committed to spending approximately $3.0 billion in guaranteed payments for media, events, experiences or other representation rights and similar expenses, regardless of our ability to profit from these rights. A lack of popularity of these, our other content offerings, or our owned assets, as well as labor disputes, unavailability of a star performer, equipment shortages, cost overruns, disputes with production teams, or adverse weather conditions, could have an adverse effect on our business, financial condition and results of operations.

Our ability to generate revenue from discretionary and corporate spending on entertainment and sports events, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control, such as general macroeconomic conditions.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates, and tax laws that impact companies or individuals and inflation can significantly impact our operating results. While consumer and corporate spending may decline at any time for reasons beyond our control, the risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising, decreases in attendance at live entertainment and sports events, and purchases of pay-per-view ("PPV"), among other things. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic and geopolitical conditions, or by any future deterioration in such conditions, thereby possibly impacting our operating results and growth. A prolonged period of reduced consumer or corporate spending, such as those during the COVID-19 pandemic, could have an adverse effect on our business, financial condition, and results of operations.

We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

We must successfully adapt to and manage technological advances in our industry, including the emergence of alternative distribution platforms and artificial intelligence. If we are unable to adopt or are late in adopting technological changes and innovations that other entertainment providers offer, it may lead to a loss of consumers viewing our content, a reduction in revenues from attendance at our live events, a loss of ticket sales, or lower ticket fees. It may also lead to a reduction in our clients’ ability to monetize new platforms. Our ability to effectively generate revenue from new distribution platforms and viewing technologies will affect our ability to maintain and grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods (such as television, film, and PPV) in ways that are not entirely predictable, which could reduce consumer demand for our content offerings. We must also adapt to changing consumer behavior driven by advances that allow for time shifting and on-demand viewing, such as digital video recorders and video-on-demand, as well as internet-based and broadband content delivery and mobile devices. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, while also effectively preventing digital piracy and the dilution of the value of our content resulting from the creation of similar or fake content on artificial intelligence applications, our ability to generate revenue from our targeted audiences may decline and could result in an adverse effect on our business, financial condition, and results of operations.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our clients, or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced agents, managers, and other key personnel, retain or attract clients or customers, or enter into multimedia, licensing, and sponsorship engagements. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management or our agents, managers, and other key personnel or individuals that participate in our events. In addition, we are dependent for a portion of our revenues on the relationships between content providers and the clients and key brands, such as sports leagues and federations, that we represent, many of whom are public personalities with large social media followings whose actions generate significant publicity and public interest. Any adverse publicity relating to such individuals or entities that we employ or represent or previously employed or represented, or have a contractual relationship with us or that otherwise occur at our locations or events, or to our company, including, for example, from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination, or other misconduct, have resulted and could in the future result in significant media attention, even if not directly relating to or involving Endeavor, and could have a negative impact on our professional reputation. This could result in termination of licensing or other contractual relationships, or our employees’ ability to attract new customer or client relationships, or the loss or termination of such employees’ or contractors’ services, all of which could adversely affect our business, financial condition, and results of operations. Our professional reputation could also be impacted by adverse publicity relating to one or more of our owned or majority owned subsidiaries (including TKO), brands, events, or businesses.

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

We depend on key relationships with television and cable networks, satellite providers, digital streaming partners and other distribution partners, as well as corporate sponsors. Our failure to maintain, renew or replace key agreements could adversely affect our ability to distribute our media content, WWE Network and/or other of our goods and services, which could adversely affect our operating results.

A key component of our success is our relationships with television and cable networks, satellite providers, digital streaming and other distribution partners, as well as corporate sponsors. We are dependent on maintaining these existing relationships and expanding upon them so that we have a robust network with which we can work to arrange multimedia rights sales and sponsorship engagements, including distribution of our owned, operated, or represented events. Our television programming for our owned, operated, and represented events is distributed by television and cable networks, satellite providers, PPV, digital streaming, and other media. Because a portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us, or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our business. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. We have depended on, and will continue to depend on, third parties for many aspects of the operations and distribution of WWE Network. For example, WWE recently announced a partnership with Netflix. Beginning in January 2025, Netflix will be the exclusive new home of Raw in the U.S., Canada, U.K. and Latin America, among other territories, with additional countries and regions to be added over time, and also the home for all WWE shows and specials outside the U.S., as available. The partnership has an initial 10-year term with an option for Netflix to extend by an additional 10 years, but Netflix also has the option to opt out after the initial five years. We have an important relationship with ESPN as they are the exclusive domestic home to all UFC events. We have agreements with multiple PPV providers globally and distribute a portion of our owned, operated, or represented events through PPV, including certain events that are sold exclusively through PPV. NBCU currently carries Raw, however, our agreement with NBCU to carry Raw in the U.S. expires at the end of September 2024, and we intend to renew our license or find an alternate provider to carry Raw in the U.S. for the 90-day period from October 1, 2024 through December 31, 2024 before it moves to Netflix. If we are unable to renew existing agreements or find alternative streaming or distribution partners, our results of operations could be adversely impacted. There is also no guarantee that the growth in value of sports media licensing rights in the recent years will continue or can be maintained or that the current value of our sports media licensing rights will not diminish over time. Any adverse change in these relationships or agreements, including as a result of U.S., EU and U.K. trade and economic sanctions and any counter-sanctions enacted by such sanctioned countries (e.g., Russia), or a deterioration in the perceived value of our clients, sponsorships, or these distribution channels could have an adverse effect on our business, financial condition and results of operations.

Owning and managing certain events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. If the live events that we own and manage are not financially successful, our business could be adversely affected.

We act as a principal by owning and managing certain live events for which we sell media and sponsorship rights, ticketing and hospitality, such as UFC’s and WWE's events, the Miami Open and Madrid Open, the Professional Bull Riders’ events, and On Location’s experiences. Organizing and operating a live event involves significant financial risk as we bear all or most event costs, including a significant amount of up-front costs. In addition, we typically book our live events many months in advance of holding the event and often agree to pay a fixed guaranteed amount prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in our ability to live stream or otherwise distribute, whether as a result of technical difficulties or otherwise, we could lose a substantial amount of these up-front costs, fail to generate the anticipated revenue, and be forced to issue refunds for media and sponsorship rights, advertising fees, and ticket or PPV sales. If we are forced to postpone a planned event, we could incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue, and may have to refund fees. We could be compelled to cancel or postpone all or part of an event for many reasons, including poor weather, issues with obtaining permits or government regulation, performers failing to participate, as well as operational challenges caused by extraordinary incidents, such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics, or similar events. Such incidents have been shown to cause a nationwide disruption of commercial and leisure activities. In some United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. Foreign jurisdictions require visas for personnel and talent at international live events. In international markets, third-party promoters generally oversee permitting and regulatory matters. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third-party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events in jurisdiction(s), in addition to the lost revenues and expenses of the missed event(s), could lead to a decline in various revenue streams in such jurisdiction(s). We often have cancellation insurance policies in place to cover a portion of our losses if we are compelled to cancel an event, but our coverage may not be sufficient, no longer covers a pandemic and is subject to deductibles. If the live events that we own and manage are not financially successful, we could suffer an adverse effect on our business, financial condition and results of operations.

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

Our recent acquisitions have caused us to grow rapidly, and we may need to continue to make changes to operate at our current size and scale. If we fail to realize the anticipated benefits and cost synergies from our recent acquisitions, or if we experience any unanticipated or unidentified effects in connection with these transactions, including impairments of goodwill and intangible assets, accelerated amortization expenses of intangible assets, or any unanticipated disruptions with important third-party relationships or the inability to maintain effective internal control over financial reporting, our business, financial condition, and results of operations could be adversely affected. Moreover, our recent acquisitions involve risks and uncertainties including, without limitation, those associated with the integration of operations, financial reporting, technologies and personnel, and the potential loss of key employees, agents, managers, clients, customers, or strategic partners. Because the integration of the businesses acquired in our recent transactions have and will require significant time and resources, and we may not be able to manage the process successfully, these acquisitions may not be accretive to our earnings and they may negatively impact our results of operations. If our operations continue to grow, we will be required to, among other things, upgrade our management information systems and other processes and to obtain more space for our expanding administrative support and other headquarters personnel. Our continued growth could strain our resources and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees. These difficulties could result in the erosion of our brand image and reputation and could have an adverse effect on our business, financial condition, and operating results. For a discussion of risks relating to our recent integration of the businesses of WWE and UFC into TKO, please see the section "Risks Related to the Combination of WWE and UFC into TKO."

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

We are also subject to laws and regulations, including those relating to antitrust, that could significantly affect our ability to expand our business through acquisitions or joint ventures. For example, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice with respect to our domestic acquisitions and joint ventures, and the European Commission, the antitrust regulator of the European Union (the "E.U."), with respect to our European acquisitions and joint ventures, have the authority to challenge our acquisitions and joint ventures on antitrust grounds before or after the acquisitions or joint ventures are completed. State agencies, as well as comparable authorities in other countries, may also have standing to challenge these acquisitions and joint ventures under state or federal antitrust law. Allegations of, or adverse rulings relating to, a failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties, or judgments against us, or significant limitations on our activities. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines, actions or legal proceedings against us. Gaming authorities may levy fines against us or seize certain of our assets or refuse to issue or renew, suspend, revoke, condition or limit our licenses if we violate gaming regulations. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental regulatory authorities could have adverse effects on us, including increased costs of compliance. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities.

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

Our key personnel and talent may be adversely impacted by immigration restrictions and related factors.

Our ability to retain our key personnel is impacted, at least in part, by the fact that a portion of our key personnel in the United States is comprised of foreign nationals who are not United States citizens. Similarly, some of the talent we represent are foreign nationals who are not United States citizens. In order to be legally allowed to work in the United States, these individuals generally hold immigrant visas (which may or may not be tied to us) or green cards, the latter of which makes them permanent residents in the United States.

The ability of these foreign nationals to remain and work in the United States is impacted by a variety of laws and regulations, as well as the processing procedures of various government agencies. Changes in applicable laws, regulations, or procedures could adversely affect our ability to hire or retain key personnel or sponsor talent who are not U.S. citizens and could affect our costs of doing business and our ability to deliver services to our clients. In addition, if the laws, rules or procedures governing the ability of foreign nationals to work in the United States were to change or if the number of visas available for foreign nationals were to be reduced, our business could be adversely affected, if, for example, we were unable to retain an employee or sponsor a talent who is a foreign national.

Corresponding issues apply with respect to our key personnel and talent working in countries outside of the United States relating to citizenship and work authorizations. Similar changes in applicable laws, regulations or procedures in those countries could adversely affect our ability to hire or retain key personnel or sponsor talent internationally.

Our business is international in nature and we may require our employees, contractors and talent to frequently travel or live abroad. The ability of our key personnel including employees, contractors and talent, to travel internationally is impacted by a variety of laws and regulations, policy considerations of foreign governments, the processing procedures of various government agencies and geopolitical actions, including war and terrorism (for example, the conflicts in Eastern Europe and the Middle East), or natural disasters including earthquakes, hurricanes, floods, fires, as well as pandemics, such as the COVID-19 pandemic. In addition, our productions and live events internationally subject us to the numerous risks involved in foreign travel and operations and also subject us to local norms and regulations, including regulations requiring us to obtain visas for our key personnel and, in some cases, hired contractors and talent. Actions by key personnel or clients, athletes and performers we represent that are out of our control may also result in certain countries barring them from travelling internationally, which could adversely affect our business. If our key personnel and talent were prevented from conducting their work internationally for any reason, it could have an adverse effect on our business, financial condition, and results of operations.

Failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.

We rely on hardware, software, technology, infrastructure, online sites and networks, and various computer systems (such as our information systems, content distribution systems, ticketing systems, and payment processing systems) (collectively, "IT Systems"), to conduct our business. Some IT Systems used in our operations are legacy IT systems from businesses we have acquired, which may remain separately managed from other IT Systems of our business. We own and manage some of these IT Systems but generally rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers use these IT Systems to collect, maintain and process data about clients, employees, consumers, event participants, business partners and others, including personal information, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). Any of these IT Systems and Confidential Information are vulnerable to service interruptions, security breaches, and other cybersecurity risks that threaten their confidentiality, integrity and availability, including as a result of inadvertent or intentional actions by our employees, partners, and vendors, or from attacks by threat actors or other malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including organized criminal groups, "hacktivists," state-sponsored organizations, and others. For instance, we may be subject to boycotts, spam, spyware, ransomware, phishing and social engineering, viruses, worms, malware, DDOS attacks, password attacks, man-in-the-middle attacks, cybersquatting, impersonation of employees or officers, abuse of comments and message boards, fake reviews, doxing, and swatting. We are also vulnerable to the risk of malicious code being embedded in open-source software, or misconfigurations, "bugs" or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude, and the techniques and tools (including artificial intelligence) used to breach security safeguards, circumvent security controls, evade detection and remove forensic evidence of a cyberattack are evolving rapidly. As a result, cyberattacks may be difficult to detect for an extended period of time, and the measures we take to safeguard our technology may not adequately prevent them.

There can be no assurance that our investments in information technology and our efforts to protect our Confidential Information and that of our clients and other business relationships will prevent service interruptions, security breaches, and other cybersecurity risks in our IT Systems or the unauthorized or inadvertent wrongful use or disclosure of such Confidential Information. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information, including where acquired entities are involved or being integrated. Moreover, because we make extensive use of third party suppliers and service providers, such as cloud services that support our internal and external-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results.

We (including following an acquisition of another business) and certain of our third-party providers have experienced cyberattacks and other security incidents, and we expect such attacks and incidents to continue in varying degrees. For example, we have acquired and operated companies that experienced data theft or leakage of personal data due to the misconfiguration of security settings in IT Systems, failure to patch security vulnerabilities, and sophisticated attacks on enterprise email accounts (notwithstanding multi-factor authentication or other measures designed to detect and block such attacks). While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

Our insurance policies covering data security, privacy liability, and cyber-attacks may not be adequate to cover losses arising from incidents, or they may not be available to us in the future on economically reasonable terms or at all. We would also be exposed to a risk of loss or litigation (including class action lawsuits) and potential liability under laws, regulations and contracts that protect the privacy and security of confidential or personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the "CCPA"), imposes a private right of action for certain security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. As a further example, where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR (as defined below), this could result in fines under the EU GDPR (as defined below) and the UK GDPR (as defined below), which can be substantial and may be assessed based on a percentage of revenue. We also may be required to notify regulators and/or other companies we are contractually obligated to notify about any actual or perceived personal data breach as well as the individuals who are affected by the incident within strict time periods; complying with numerous and complex regulations in the event of a personal data breach can be expensive and difficult and failure to comply with notification requirements under applicable regulations could subject us to regulatory scrutiny and additional liability.

Furthermore, we have a large number of operating entities throughout the world and, therefore, operate on a largely decentralized basis, including entities which operate from separate IT Systems or which may remain separately managed from other IT Systems of our business. Remote and hybrid working arrangements at our company (and at many third-party providers) increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We are also in the process of integrating the technology of our acquired companies and may integrate the technologies of companies we may acquire in the future. The resulting size and diversity of our IT Systems, as well as the IT Systems of third-party vendors with whom we contract, increase the vulnerability of such systems to breakdowns and security breaches. In addition, we rely on technology at live events, the failure or unavailability of which, for any significant period of time, could affect our business, our reputation and the success of our live events. We also rely on technology to provide our digital offerings, live streaming, and virtual events, which may be vulnerable to hacking, denial of service attacks, human error and other unanticipated problems or events that could result in interruptions in our service and to unauthorized access to, or alteration of, the content and data contained on our IT Systems and those of our third-party vendors. Interruptions in these IT Systems, or with the Internet in general, whether due to fault by any party or due to weather, natural disasters, terrorist attacks, power loss or other force majeure type events, could make our content unavailable or degraded. These service disruptions or failures could be prolonged. Delivery of video programming over the Internet is done through a series of carriers with switch-overs between carriers. Television delivery is extremely complex and includes satellite, fiberoptic cable, over-the-air delivery and other means. Any point of failure in this distribution chain would cause a disruption or degradation of our signal. Service disruption or degradation for any of the foregoing reasons could diminish the overall attractiveness of our content. We do not carry insurance that would cover us in the event of many types of business interruption that could occur.

Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information, or any breach of security, could result in decreased performance and increased operating costs (including refunds to impacted end users), legal claims or proceedings (including class action lawsuits), fines and penalties, regulatory scrutiny, and significant incident response, system restoration or remediation and future compliance costs. While we have developed a cybersecurity risk management program, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Any compromise of our IT Systems or Confidential Information could have an adverse effect on our business, financial condition, reputation and results of operations.

Unauthorized disclosure of sensitive or confidential client or customer information could harm our business and standing with our clients and customers.

We seek to protect trade secrets, confidential information, personal information and other proprietary information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such information, such as our employees, collaborators, contractors, consultants, advisors and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology, information and processes. Further, despite these efforts, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information as any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Prosecuting a claim that a party illegally disclosed or misappropriated a trade secret or confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts within and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position could be materially and adversely harmed.

Failure to comply with evolving federal, state, and foreign laws relating to the handling of personal information could result in financial and other regulatory penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition.

Our business operations involve the collection, transfer, use, disclosure, storage, disposal and other processing of personal or sensitive information around the world, including the United States and the United Kingdom and the European Economic Area ("EEA"). We collect, store, transmit, and use personal information relating to, among others, our clients, employees, consumers, and event participants. We also collect certain data through several of our businesses, which may include a range of talent and production information and data provided to us by our clients and vendors. As a result, our business is subject to complex and continually evolving (and at times conflicting) U.S. (federal, state and local) and international laws and regulations regarding data privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

For example, in Europe, member states have adopted or modified data privacy and security laws and regulations that may apply to our business, such as the General Data Protection Regulation 2016/679 and applicable national supplementing laws ("EU GDPR") and in the United Kingdom, the United Kingdom data protection regime consisting primarily of the U.K. General Data Protection Regulation and Data Protection Act of 2018 ("UK GDPR", and together with the EU GDPR, the "GDPR"). The GDPR imposes comprehensive data privacy compliance obligations and creates requirements for in-scope businesses regarding the processing of personal data, broadly defined as information relating to an identifiable person including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.

Under the GDPR, and other privacy regimes globally, we are subject to rules regarding cross-border transfers of personal data. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and United Kingdom to the U.S. and other jurisdictions. For example, in 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework, under which personal data could be transferred from the EEA to relevant self-certified U.S. entities, and further noted that reliance on the standard contractual clauses alone (a standard, non-negotiable form of contract approved by the European Commission) may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. Subsequent European court and regulatory decisions have taken a restrictive approach to international data transfers. The UK regulator has adopted a similar approach to data export outside of the UK and, in 2022, the international data transfer agreement and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers came into force. The UK regulator also recommends, consistent with the European Commission approach, a documented transfer risk assessment is undertaken.

We currently generally rely on the standard contractual clauses as well as other data sharing agreements and conduct transfer impact assessments to transfer personal information outside the EEA and the UK, including to the United States. A replacement for the Privacy Shield Framework, the EU-US Data Privacy Framework, became effective in 2023; however, this framework is already facing challenges similar to those that resulted in the invalidation of the Privacy Shield Framework. We expect the existing legal complexity and uncertainty regarding international data transfers to continue. As supervisory authorities within the EEA issue further guidance on international data transfers under the GDPR, and as enforcement actions continue, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or it could affect our operations and the manner in which we provide our services (for example, we may have to stop using certain tools and vendors and make other operational changes). In particular, given the complexity and constantly evolving nature of our cross-border data transfers, the standard contractual clauses will need to be updated over time to fully legitimize our data transfers, and a failure to do so could result in enforcement action from regulators. There can be no assurances that we will be successful in our efforts to comply with the GDPR or other privacy and data protection laws and regulations, or that violations will not occur, particularly given the complexity of both these laws and our business, as well as the uncertainties that accompany new laws.

In addition, in recent years, in the United States certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the CCPA requires businesses that process the personal information of California residents to, among other things, provide certain disclosures to California residents regarding the business's data collection, use and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, and opt-out of certain disclosure of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business's behalf. The effects of this legislation are far-reaching and have required and may continue to require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. The enactment of the CCPA has also prompted a wave of similar data privacy laws in other states across the United States. For example, since the CCPA went into effect, general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. Similar laws have been proposed in many other states and at the federal level as well. Recent, new, and proposed state and federal legislation relating to data privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional compliance programs, could impact strategies and availability of previously useful information, and could result in increased compliance costs and/or changes in business practices and policies.

Besides the UK, EEA and the United States, our global reach means we may be or become subject to other privacy regimes, and new laws are being enacted regularly, including laws which may have potentially conflicting requirements that would make compliance challenging. If the trend of increasing enforcement by regulators of such laws as reflected in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. For example, we operate a subsidiary in China formed through an initial investment by Sequia Capital China, Tencent and FountainVest Partners. As such, we may be subject to various aspects of the country’s onerous data compliance regime, which can include the Cybersecurity Law, the Data Security Law and the Personal Information Protection Law ("PIPL"). In addition, the relevant government authorities of China promulgated several regulations or released a number of draft regulations for public comments that are designed to provide further implementation guidance in accordance with these laws. We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China, in particular the Data Security Law or PIPL, due to their recent enactment and the limited guidance available. It is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as these laws are drafted broadly and, thus, leave great discretion to the relevant government authorities to exercise.

Further, we are subject to laws, regulations and standards in the United States covering marketing, advertising, cookies, tracking technologies, e-marketing, and other activities conducted by telephone, email, mobile devices and the internet, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the "TCPA"), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Video Privacy Protection Act (the "VPPA"), and similar state consumer protection and communication privacy laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. We have received one or more claims of violation of the TCPA, though none resulting in significant liability or expense. In addition, we have received one or more claims of violation of the VPPA, though none resulting in significant liability or expense.

Finally, regulation of cookies and similar technologies, and any use of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to better understand users. Recent U.S. and European court and regulator decisions are driving increased attention to cookies and tracking technologies and privacy activists are referring non-compliant companies to regulators. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive, and which may be replaced by an EU regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. If the trend of increasing enforcement by regulators of the strict approach including opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

The effects of any applicable U.S. federal, state and local laws and regulations, and international laws and regulations, that are currently in effect or that may go into effect in the future, are significant (and may be assessed based on a percentage of revenue) and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Responding to allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risks of litigation (including class action lawsuits) or the imposition of consent orders, enforcement notices, assessment notices (for a compulsory audit), resolution agreements, orders to cease/change our processing of personal data, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we, our third-party service providers or customers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our, our customers' or our third-party service providers' businesses. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

We may be unable to protect our trademarks and other intellectual property rights, and others may allege that we infringe upon their intellectual property rights.

We have invested significant resources in brands associated with our business such as "Endeavor," "WME," "William Morris Endeavor," "IMG", "WWE" and "UFC" in an attempt to obtain and protect our public recognition. These brands are essential to our success and competitive position. We have also invested significant resources in the premium content that we produce.

Our trademarks, copyrights, and other intellectual property rights are critical to our success and our competitive position. During trademark registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. Our intellectual property rights may be challenged, opposed, and/or invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. In addition, we may seek to oppose, cancel and/or invalidate a third party's intellectual property rights if we deem such intellectual property violates our rights. If we fail to secure intellectual property rights or maintain our intellectual property, our competitors might be able to enter the market, which would harm our business. Further, policing unauthorized use and other violations of our intellectual property is difficult, particularly given our global scope, so we are susceptible to others infringing, diluting or misappropriating our intellectual property rights. We are also active in acquiring companies and intellectual property assets we believe to be of value to our business, and in the course of such transactions intellectual property rights may need to be migrated or assigned between the parties and their affiliates. In connection with such transactions, we or our counterparties may fail to identify all assets for which right, title, and interest should be reallocated or may improperly assign, transfer or license such rights. If we are unable to maintain and protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property is at greater risk in those countries even where we take steps to protect such intellectual property. In addition, we may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact our business. We cannot guarantee that the available legal steps we have taken, and take in the ordinary course of business, to reasonably protect our intellectual property will be successful or predict whether these steps will be adequate to prevent infringement or misappropriation of these rights.

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

We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations. Through new and existing legal and illegal distribution channels, consumers have increasing options to access entertainment videos and sports competitions. Our technology, data and intellectual property are subject to a heightened risk of theft or compromise to the extent that we engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how and customer information and records. Piracy, in particular, threatens to damage our business. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. The success of our streaming video solutions with respect to both live and video-on-demand content (e.g., UFC FIGHT PASS) is directly threatened by the availability and use of pirated alternatives. The value that streaming services are willing to pay for content that we develop may be reduced if piracy prevents these services from realizing adequate revenues on these acquisitions.

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

There are inherent risks to participants and spectators involved with producing, attending, or participating in live entertainment and sports events. Injuries and accidents have occurred and may occur from time to time in the future, which could subject us to substantial claims and liabilities for injuries. Incidents in connection with our entertainment and sports events at any of our venues or venues that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenues. There can be no assurance that the insurance we maintain will be adequate to cover any potential losses. The physical nature of many of our live sports events exposes the athletes that participate to the risk of serious injury or death. These injuries could include concussions, and many sports leagues and organizations have been sued by athletes over alleged long-term neurocognitive impairment arising from concussions. Although the participants in certain of our live sports events, as independent contractors, are responsible for maintaining their own health, disability and life insurance, we may seek coverage under our accident insurance and event insurance policies, if available, or our general liability insurance policies, for injuries that athletes incur while competing. To the extent such injuries are not covered by our policies, we may self-insure medical costs for athletes for such injuries. Liability to us resulting from any death or serious injury, including concussions, sustained by athletes or performers while competing or performing, to the extent not covered by our insurance, could adversely affect our business, financial condition, and operating results.

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

•

working conditions, labor, minimum wage and hour, citizenship, immigration, visas, harassment and discrimination, classification of employees and independent contractors, and other labor and employment laws and regulations;

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

•

compliance with current and future privacy and data protection laws imposing requirements for the processing and protection of personal or sensitive information, including the Federal Trade Commission Act, the CCPA and other state privacy laws, the GDPR and the E.U. e-Privacy Regulation;

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

We, as with other companies, are facing increasing scrutiny related to our environmental, social and governance ("ESG") practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. While we may at times engage in voluntary initiatives, such initiatives may be costly and may not have the desired effect. For example, we may not ultimately be able to achieve any initiatives or commitments we undertake due to cost, technological constraints, or other factors outside of our control. Moreover, actions or statements that we may take based on expectations or assumptions that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our business, brand or reputation may be negatively impacted and subject to investor or regulator engagement regarding such matters. Furthermore, some market participants, including major institutional investors, may also use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For example, we and/or certain of our subsidiaries expect to be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, as well as the SEC's climate disclosure proposal, if finalized, among other regulations or requirements. Operating in more than one jurisdiction may make our compliance with any applicable ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also cause additional impacts on our business, financial condition, or results of operations.

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

Certain of our businesses, clients, or employees at some of the locations in which we operate are subject to collective bargaining and/or franchise agreements. These collective bargaining and/or franchise agreements regularly expire and require negotiation in the ordinary course of business. Upon the expiration of any of these collective bargaining and/or franchise agreements, however, we, the trade associations with which we are affiliated, and/or our clients’ unions may be unable to negotiate new collective bargaining and/or franchise agreements on satisfactory terms or at all. Our operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating. Certain of such unions and guilds have in the past gone on strike, and in the future may do so again. For example, the Writer’s Guild of America ("WGA"), of which many of WME’s writer clients are members, and the Screen Actors Guild-American Federation of Television and Radio Artists ( "SAG-AFTRA"), of which many of WME’s actor clients are members, instructed our WGA and SAG-AFTRA member clients to strike the Alliance of Motion Picture and Television Producers ("AMPTP") companies when their collective bargaining agreements with AMPTP expired on May 1, 2023 and June 12, 2023, respectively, without agreement on new terms. Until the strikes ended in September and November of 2023, respectively, when the unions reached an agreement with AMPTP, WME could not negotiate for struck work on behalf of its WGA and SAG-AFTRA member clients for the duration of their respective strikes. The outcome of these disputes and any future similar disputes with unions or guilds that represent our clients, including the commercial landscape that will exist in the future with our clients after such disputes, have had and will most likely in the future have an adverse effect on our business. In addition, our operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize one or more groups of employees (even if not employed by us) at a venue even though we do not currently have unionized labor at that venue. There have also been efforts to unionize the MMA athletes that participate in UFC’s events. A work stoppage at one or more of our operated venues or at our promoted events could have an adverse effect on our business, financial condition, and results of operations. We cannot predict the effect that a potential work stoppage would have on our business.

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

Our talent agency business is and was signatory, directly or through a trade association, The Association of Talent Agents ("ATA"), to certain franchise agreements with the unions and guilds that represent certain of its clients (for example, with the Directors Guild of America). The agency is also subject to licensing and other requirements of certain states in which we operate. Our ability to maintain, renew, or operate without such licenses and franchises is not guaranteed. For example, the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the

"WGA"), terminated its previous 1976 franchise agreement, the Artists’ Manager Basic Agreement, with the ATA, effective April 6, 2019 and while the parties were attempting to negotiate a new franchise agreement, the WGA instructed its members to terminate writing representation services. We signed a new franchise agreement and side letter directly with the WGA on February 5, 2021 (the "Franchise Agreements").

The Franchise Agreements include terms that, among other things, prohibit us from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement (any such entity or individual, a "Restricted Production Entity" and the restrictions set forth in clause (b), the "Restricted Production Entity Limit"). In connection with Endeavor’s sale of 80% of the scripted portion of the Endeavor Content business (now operating under the name Fifth Season), which closed in January 2022, Endeavor reduced its ownership in Restricted Production Entities to the required limit of 20% or below. As a result, Endeavor came into compliance with the Restricted Production Entity Limit under the Franchise Agreements.

The potential consequences of any failure to comply with the Franchise Agreements may include, among other things, WGA’s termination of the Franchise Agreements, and, as a result, WGA member clients’ termination of WME as their agency for writing representation services.

Furthermore, the Restricted Production Entity Limit set forth in the Franchise Agreements applies to WME, its agents, employees, partners, principals and shareholders, other than a de minimis holder of general stock (defined as a shareholder that (i) does not hold more than 5% of Endeavor and (ii) does not have voting or other control of the operation or management of Endeavor (a "De Minimis Shareholder")). We do not have control over who acquires our shares in the public markets and cannot limit the percentage of our shares held by any given shareholder. In the event that a shareholder of the Company (other than a De Minimis Shareholder) acquires a greater than 20% ownership or other financial interest in a Restricted Production Entity, we would also be in violation of the Franchise Agreements and the potential consequences set forth above would similarly apply.

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

From time to time, we may need additional financing, whether in connection with our capital improvements, acquisitions, or otherwise. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. For example, if borrowings available under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"), or borrowings under certain of our other debt facilities, are insufficient or unavailable at a reasonable cost, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital, or restructuring, which alternatives may not be available to us on favorable terms when required, or at all. Any of the foregoing could have a material adverse effect on our business. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our then existing stockholders may experience dilution.

Our business and operating results may be affected by the outcome of pending and future litigation, investigations, claims and other disputes.

Our results may be affected by the outcome of pending and future litigation, investigations, claims and other disputes. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. Zuffa is currently named as a defendant in multiple class-action lawsuits filed alleging that we violated Section 2 of the Sherman Act by monopsonizing the alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claim that Zuffa's alleged conduct injured them by artificially depressing the compensation they received for their services, and they seek treble damages under the antitrust laws, as well as attorney's fees and costs, and in some instances, injunctive relief. On August 9, 2023, the lawsuit encompassing the period from December 16, 2010 to June 30, 2017 was certified as a class action. The court has set a trial date of April 15, 2024 for this case. An amended complaint in another lawsuit covering the period from July 1, 2017 to the present was recently filed. The defendants in that case are Zuffa, Endeavor Group Holdings, and TKO OpCo. Discovery recently opened and will continue at least through mid-2025. If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

In addition, as announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the "Special Committee") was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon and, on January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act. Although the Special Committee investigation is complete, and, in January 2024, Mr. McMahon resigned from his position as Executive Chairman and member of TKO's Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters, which may adversely impact the perception of TKO’s business partners and its business operations. See Note 20 to the audited consolidated financial statements included elsewhere in this Annual Report. If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal), or lawsuits by governmental agencies or private parties. In addition, allegations against or improper conduct by current or former employees, contractors or partners could damage our reputation and/or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines. If the results of these investigations, claims, allegations, proceedings, or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions, or other censure that could have an adverse effect on our business, financial condition, and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could have an adverse effect on our business, results of operations, and financial condition. In addition, publicity from these matters could negatively impact our business, reputation and competitive position and reduce investor demand for our Class A common stock and negatively impact the trading price of such stock.

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

Risks Related to the Combination of WWE and UFC into TKO

Bringing the WWE and UFC businesses under TKO may be more difficult, time-consuming or costly than expected, and the actual benefits of doing so may be less than expected, either or both of which may adversely affect our future results.

On September 12, 2023, we completed the Transactions, pursuant to which WWE and UFC were combined and TKO, a separate, publicly traded company and consolidated subsidiary of Endeavor that holds the WWE and UFC businesses, was created. The anticipated benefits from the completion of the Transactions may not be achieved if the businesses of WWE and UFC are not successfully integrated as planned. WWE and UFC have been operated as independent businesses, and our management may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at WWE and UFC, managing the increased scale and scope of the businesses under TKO, identifying and eliminating duplicative programs, and retaining key personnel. If the businesses of WWE and UFC are not successfully integrated, the anticipated benefits of the Transactions may not be realized fully or at all or may take longer to realize than expected. Actual synergies, if achieved, may be less than expected and may take longer to achieve than anticipated.

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

Some of TKO’s executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Endeavor. Also, certain of TKO’s current executive officers are our directors and officers, which may create conflicts of interest or the appearance of conflicts of interest.

Some of TKO’s executive officers and directors own equity interests in Endeavor. Continuing ownership of shares of our capital stock and equity awards could create, or appear to create, potential conflicts of interest if we and TKO face decisions that could have implications for both TKO and Endeavor. In addition, certain of TKO’s current executive officers and directors are also our executive officers and directors, and this could create, or appear to create, potential conflicts of interest when we and TKO encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such officers’ or directors’ time between TKO and Endeavor.

TKO OpCo has agreed to indemnify TKO for certain tax liabilities attributable to taxable periods (or portions thereof) ending on or prior to the completion of the combination of UFC and WWE, and this indemnification could adversely affect the liquidity and financial condition of TKO OpCo

Under the terms of the transaction documentation governing the combination of UFC and WWE, TKO OpCo has generally agreed to indemnify TKO and its affiliates for tax liabilities attributable to WWE and its subsidiaries for taxable periods ending on or prior to the completion of the Transactions, subject to certain exceptions. Given our interest in TKO OpCo, these indemnification obligations will indirectly subject us to risks and potential exposures attributable to the business conducted by WWE for periods prior to the business combination involving WWE and UFC, and to exposure for income taxes otherwise payable by TKO. The persons who will make decisions regarding the conduct and indemnification claims that will be made in connection with any tax audits or examinations with respect to the business conducted by WWE may be subject to conflicts of interest with respect to such matters considering the ownership interests they may own in us and/or TKO, and any tax liabilities for which TKO OpCo is responsible in connection with such arrangements could adversely affect the results and cash flows of TKO OpCo and could impair the value of our interest in TKO OpCo.

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our indirect equity interests in Endeavor Operating Company and, accordingly, we are dependent upon distributions from Endeavor Operating Company to pay taxes and other expenses.

We are a holding company and our principal asset is our indirect ownership of Endeavor Operating Company. We have no independent means of generating revenue. As the indirect sole managing member of Endeavor Operating Company, subject to certain exceptions, we generally intend to cause Endeavor Operating Company to make distributions to its equityholders, including the members of Endeavor Operating Company (including Endeavor Profits Units holders) and Endeavor Manager, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Endeavor Operating Company. As the sole managing member of Endeavor Manager, we intend to cause Endeavor Manager, to the extent it is able, to make non-pro rata distributions to us such that we will be able to cover all applicable taxes payable by us, any payments we are obligated to make under the tax receivable agreement we entered into in connection with our IPO and other costs or expenses, but we are limited in our ability to cause Endeavor Operating Company to make distributions to its equityholders (including for purposes of paying corporate and other overhead expenses and dividends) under the Senior Credit Facilities. In addition, certain laws and regulations may result in restrictions on Endeavor Manager’s ability to make distributions to us, Endeavor Operating Company’s ability to make distributions to its equityholders, or the ability of Endeavor Operating Company’s subsidiaries to make distributions to it. There are no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members' allocable share of taxable income, and in some cases, we may not make distributions sufficient for some or all of Endeavor Operating Company's equityholders to pay such taxes.

To the extent that we need funds and Endeavor Manager, Endeavor Operating Company or Endeavor Operating Company’s subsidiaries are restricted from making such distributions, under applicable law or regulation, as a result of covenants in the Senior Credit Facilities or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and, as a result, could suffer an adverse effect on our liquidity and financial condition. In certain situations, including where Endeavor Operating Company does not have sufficient cash to make tax distributions to all of its members in the full amount provided for in the Endeavor Operating Company limited liability company agreement ("Endeavor Operating Company LLC Agreement"), tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Tax distributions will generally be treated as advances of other distributions made under the Endeavor Operating Company LLC Agreement, but no adjustments will be made to the exchange ratio for members of Endeavor Operating Company or Endeavor Manager who exercise the redemption rights described below to account for prior tax distributions (and tax distributions paid prior to such an exercise of redemption rights will not reduce distributions otherwise payable to Endeavor Manager in respect of Endeavor Operating Company Units acquired in connection with the exercise of such redemption rights).Under the Endeavor Operating Company LLC Agreement, subject to certain exceptions, we generally expect Endeavor Operating Company, from time to time, to make distributions in cash to its equityholders, including the members of Endeavor Operating Company (including the Endeavor Profits Units holders) and Endeavor Manager, in amounts sufficient to cover the taxes on their allocable share of the taxable income of Endeavor Operating Company (however, there are no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members' allocable share of taxable income, and in some cases, Endeavor Operating Company may not make distributions sufficient for some or all of its equityholders to pay such taxes). We further expect that, under the limited liability company agreement of Endeavor Manager (the "Endeavor Manager LLC Agreement"), Endeavor Manager may make non-pro rata distributions in cash to us using the proceeds it receives from any such tax distributions by Endeavor Operating Company. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Endeavor Operating Company’s other equityholders, (ii) the lower tax rate applicable to corporations as opposed to individuals, (iii) the favorable tax benefits that we anticipate from (a) redemptions or exchanges of Endeavor Operating Company Units (and paired shares of Class X common stock), in exchange for, at our election (subject to certain exceptions), either cash (based on the market price of a share of our Class A common stock) or shares of our Class A common stock, (b) payments under the tax receivable agreement and (c) the acquisition of interests in Endeavor Operating Company from its equityholders (other than Endeavor Group Holdings and Endeavor Manager) and

(iv) the fact that tax distributions made in respect of Endeavor Operating Company Units will generally be made pro rata in respect of such Units as described in the Endeavor Operating Company LLC Agreement, we expect that these tax distributions may be in amounts that exceed our tax liabilities (and/or the tax liabilities of the other members of Endeavor Operating Company), which could have an adverse effect on the liquidity of Endeavor Operating Company and its subsidiaries. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the tax receivable agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Endeavor Operating Company Units or Endeavor Manager Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such cash as dividends on our Class A common stock and instead, for example, hold such cash balances, or lend them to Endeavor Operating Company, this may result in shares of our Class A common stock increasing in value relative to the value of Endeavor Operating Company Units. The holders of Endeavor Operating Company Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their Endeavor Operating Company Units (and paired shares of Class X common stock). In addition, our payment of tax distributions to the members of Endeavor Operating Company could result in the distribution of cash out of Endeavor Operating Company that is in excess of what is required to permit the direct or indirect equityholders of Endeavor Operating Company to pay their tax liabilities attributable to their direct or indirect ownership of Endeavor Operating Company, which could have an adverse effect on our liquidity.

The amendments to the Endeavor Operating Company LLC Agreement that allow us to limit tax distributions that would otherwise be made could result in conflicts of interest.

On June 27, 2023, we amended the Endeavor Operating Company LLC Agreement to permit us to limit the amount of tax distributions that would otherwise be required to be paid by Endeavor Operating Company with respect to a given taxable period. As a result of (among other considerations) potential differences in the amount of net taxable income allocable to us and to Endeavor Operating Company’s other members and the fact that tax distributions made in respect of Endeavor Operating Company Units will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement, we expect that the aggregate tax distributions paid by Endeavor Operating Company to its members will, in many cases, exceed the aggregate cash tax liabilities of such members. In order to limit the amount of such excess tax distributions that might be made in certain circumstances, we adopted an amendment to the Endeavor Operating Company LLC Agreement that permits us to limit the aggregate amount of tax distributions that Endeavor Operating Company pays with respect to a particular taxable period to a "cap" in an amount equal to or greater than the aggregate amount of taxable income and gain of Endeavor Operating Company that is allocated to its members for such period multiplied by an assumed tax rate, as set forth in the Endeavor Operating Company LLC Agreement. Certain direct or indirect equity holders in Endeavor Operating Company such as the Silver Lake Equityholders, Messrs. Emanuel and Whitesell, and other members of our senior management may have interests that are different from (and/or in addition to) the interests of holders of Class A common stock with respect to these provisions. The Silver Lake Equityholders, Messrs. Emanuel and Whitesell, and such other persons may influence the extent to which (or the conditions upon which) the limitations on tax distributions included in the Endeavor Operating Company LLC Agreement will be invoked, which could result in conflicts of interest and result in aggregate tax distribution payments and liquidity considerations that are different than those that would have existed in the absence of such potential conflicts of interest.

We are controlled by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, whose interests in our business may be different than our holders of Class A common stock, and our board of directors has delegated significant authority to an Executive Committee and to Messrs. Emanuel and Whitesell.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, as a group, control approximately 91.5% of the combined voting power of our common stock as of December 31, 2023 as a result of their ownership of shares of our Class A common stock and Class X common stock, each share of which is entitled to 1 vote on all matters submitted to a vote of our stockholders, and Class Y common stock, each share of which is entitled to 20 votes on all matters submitted to a vote of our stockholders.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders collectively have the ability to substantially control our Company, including the ability to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and stockholder amendments to our bylaws, and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer, or even prevent an acquisition by a third party or other change of control of our Company, and may make some transactions more difficult or impossible without the support of Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, even if such events are in the best interests of minority stockholders. This concentration of voting power may have a negative impact on the price of our Class A common stock. In addition, because shares of our Class Y common stock each have 20 votes per share on matters submitted to a vote of our stockholders, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will be able to control our Company as long as they own Class Y common stock representing more than a majority of the total voting power of our issued and outstanding common stock, voting together as a single class. As of December 31, 2023, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will continue to control the outcome of matters submitted to stockholders so long as they collectively hold 118,678,012 shares of Class Y common stock, which represents 17.2% of the outstanding shares of all our common stock outstanding. As of December 31, 2023, holders of Class Y common stock would continue to control the outcome of matters submitted to stockholders where Class Y common stock represents 17.2% of the outstanding shares of all our common stock.

Additionally, prior to a Triggering Event, pursuant to Section 141(a) of the Delaware General Corporation Law ("DGCL"), the Executive Committee will have all of the power and authority (including voting power) of the board of directors. The Executive Committee will have the authority to approve any actions of the Company, except for matters that must be approved by the Audit Committee of the board (or both the Executive Committee and the Audit Committee), or by a committee qualified to grant equity to persons subject to Section 16 of the Exchange Act, for purposes of exempting transactions pursuant to Section 16b-3 thereunder, or as required under Delaware law, SEC rules and the rules of the NYSE. The Executive Committee consists of Messrs. Emanuel and Whitesell and two directors nominated to our board of directors by the Silver Lake Equityholders. The Executive Committee has delegated to Messrs. Emanuel and Whitesell the authority to manage the business of the Company with power and authority to approve any actions of the Company, except for certain specified actions that require the approval of the Executive Committee and as required under Delaware law, SEC rules and NYSE rules.

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

Section 203 of the DGCL may affect the ability of an "interested stockholder" to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an "interested stockholder." An "interested stockholder" is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation. We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that will become operative following a Triggering Event and that will have a similar effect to Section 203 of the DGCL, except that they provide that Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders and their respective affiliates and direct and indirect transferees will not be deemed to be "interested stockholders," regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.

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

We cannot predict whether our multiple share class capital structure, combined with the concentrated control by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indices are considering whether to exclude companies with multiple share classes from their membership. For example, in July 2017, FTSE Russell, a provider of widely followed stock indices, stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. As a result, our Class A common stock will likely not be eligible for this stock index. We cannot assure you that other stock indices will not take a similar approach to FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

We have a substantial amount of indebtedness, which could adversely affect our business.

As of December 31, 2023, we had an aggregate of $5.0 billion outstanding indebtedness under our Senior Credit Facilities, with the ability to borrow up to approximately $405 million more under revolving credit facilities under our Senior Credit Facilities, consisting primarily of availability under the UFC Credit Facilities. Additionally, as of December 31, 2023, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which none was outstanding and $52.5 million was available for borrowing based on the supporting asset base, and similar to our Senior Credit Facilities, these facilities include restrictive covenants that may restrict certain business operations of the respective businesses who have borrowed from these facilities.

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

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because a portion of the borrowings under our credit facilities bear interest at a variable rate, our interest expense could increase, exacerbating these risks. Of the aggregate principal balance of $5.0 billion outstanding under the Senior Credit Facilities as of December 31, 2023, $2.3 billion has been fixed through interest rate swaps leaving $2.7 billion of floating rate debt under those facilities. A 1% increase in the interest rates charged on the outstanding amount of our floating rate debt would increase our annual interest expense by $27 million.

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

Our ability to make payments on, or to refinance our respective obligations under, our indebtedness will depend on future operating performance and on economic, financial, competitive, legislative, regulatory, and other factors. Many of these factors are beyond our control. Additionally, the terms of the UFC Credit Facilities restrict the ability of the UFC subsidiaries to make distributions to us, which may limit us from using funds from the UFC subsidiaries to make payments on our indebtedness under the Credit Facilities. Our consolidated cash balance also includes cash from other consolidated non-wholly owned entities. These businesses may have restrictions in their ability to distribute cash to the rest of the company, including under the terms of applicable operating agreements or debt agreements, which may require the approval of certain of our investors and/or the governing bodies of certain of our consolidated non-wholly owned subsidiaries based on the timing and amount of distribution. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness, we must continue to execute our business strategy. If we are unable to do so, we may need to refinance all or a portion of our indebtedness on or before maturity.

We are exempt from certain corporate governance requirements since we are a "controlled company" within the meaning of NYSE rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders control, as a group, more than 50% of our combined voting power for the election of directors. As a result, we are considered a "controlled company" for the purposes of NYSE rules and corporate governance standards, and therefore we are permitted to, and we intend to, elect not to comply with certain corporate governance requirements of the NYSE, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a controlled company until Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders no longer control, as a group, more than 50% of our combined voting power. Each member of our control group holds Class A common stock and Class X common stock, each of which has 1 vote per share, and Class Y common stock, which has a 20-vote per share feature. The shares of Class Y common stock held by our control group will be canceled/redeemed for no consideration upon the earlier of (i) the disposition of (a) the paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock) and (b) the shares of Class A common stock (as a result of a redemption of paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock)) paired with such Class Y common stock, as applicable, and (ii) with respect to all shares of Class Y common stock, a Triggering Event. Because there is no time-based sunset date for our Class Y common stock, we may continue to be a controlled company indefinitely.

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

We have entered into a tax receivable agreement with the Post-IPO TRA Holders that provides for the payment by us to the Post-IPO TRA Holders (or their transferees of Endeavor Operating Company Units or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of (i) any tax basis in the assets of Endeavor Operating Company and certain of its subsidiaries resulting from (a) the acquisition of equity interests in Endeavor Operating Company from certain of our pre-IPO investors and the acquisition of interests in Endeavor Operating Company from certain of the Other UFC Holders, (b) future redemptions or exchanges by us of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash or (c) payments made under the tax receivable agreement, (ii) any net operating losses or certain other tax attributes of certain pre-IPO investors or Other UFC Holders that are available to us to offset income or gain earned after the mergers undertaken in connection with our IPO, (iii) any existing tax basis associated with Endeavor Operating Company Units, the benefit of which is allocable to us as a result of the exchanges of such Endeavor Operating Company Units for shares of our Class A common stock or cash, and (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. The tax receivable agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the tax receivable agreement in excess of those that would result if such assumptions were not made (and that are in excess of the payments that would have been made if the tax receivable agreement were based on our actual tax savings).

The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreement constituting imputed interest. Future payments under the tax receivable agreement could be substantial. The payments under the tax receivable agreement are not conditioned upon any Post-IPO TRA Holder’s continued ownership of us. Undertaking material transactions like the combination of the businesses of UFC and WWE will affect our cash flows, tax liabilities and TRA obligations, including by changing the income and tax profile of Endeavor Operating Company and its subsidiaries, the attributes that will be available to Endeavor Operating Company and its Subsidiaries, and the consequences of the assumptions that are utilized to calculate payments made under the tax receivable agreement.

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

In addition, the tax receivable agreement provides that in the case of a change in control of the Company or a material breach of our obligations under the tax receivable agreement, the Post-IPO TRA Holders will have the option to terminate the tax receivable agreement, and we will be required to make a payment to the Post-IPO TRA Holders covered by such termination in an amount equal to the present value of future payments (calculated using a discount rate, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the tax receivable agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control (including any transactions that may be undertaken in connection with our review of strategic alternatives). These provisions of the tax receivable agreement may result in situations where the Post-IPO TRA Holders have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the tax receivable agreement that are substantial, significantly in advance of any potential actual realization of such further tax benefits, and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

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

Risks Related to Our Class A Common Stock

We cannot guarantee we will continue to pay dividends in any specified amounts or particular frequency.

We declared and paid a quarterly cash dividends of approximately $27 million in each of September and December 2023. Such cash dividends were, and any future cash dividends will be, paid from Endeavor Operating Company to its common unit holders, including EGH, which, in turn, paid and will pay its portion as dividends to holders of shares of our Class A common stockholders. Any future declaration, amount and payment of dividends will be at our sole discretion and depend upon factors, such as our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to continue to pay regular quarterly cash dividends, we cannot provide any assurances that any such regular dividends will be paid in any specified amount or at any particular frequency, if at all.

Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress the price of our Class A common stock.

Additional sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. As described below, shares of our Class A common stock may be sold in the public market either in a registered offering or pursuant to an exemption from registration, such as Rule 144 promulgated thereunder ("Rule 144").

As of January 31, 2024, we had 300,310,961 shares of Class A common stock issued and outstanding. In addition, as of January 31, 2024, 151,011,435 shares of our Class A common stock were eligible to be issued upon the exercise of the redemption rights of our pre-IPO equityholders holding Endeavor Manager Units or Endeavor Operating Company Units. Of these shares:

•
39,353,086 shares are not subject to the resale restrictions under Rule 144; and
•
111,658,349 shares are issuable upon the exercise of redemption rights held by affiliates (as defined under Rule 144) and are, therefore, subject to the volume, manner of sale and other restrictions of Rule 144 to the extent these shares are sold pursuant to Rule 144.

As of January 31, 2024, there were 15,193,279 Endeavor Profits Units held by Management Equityholders with a weighted-average per unit hurdle price of $21.96, which, subject to certain restrictions, could be exchanged into Endeavor Operating Company Units and paired shares of our Class X common stock and Class Y common stock. These holders may subsequently acquire shares of Class A common stock upon the exercise of their redemption rights. Redemptions of our pre-IPO equityholders’ Endeavor Manager Units and Endeavor Operating Company Units (and the corresponding shares of Class X common stock) into shares of Class A common stock will have a dilutive effect on the number of outstanding shares of our Class A common stock.

In addition, as of December 31, 2023, we had 4,083,844 stock options outstanding and 8,607,976 restricted stock units outstanding. Shares issuable in respect of such equity awards have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. As of December 31, 2023, we have also reserved for issuance under our Amended and Restated 2021 Incentive Award Plan 8,759,725 shares of Class A common stock, which number is subject to an annual increase on the first day of each calendar year beginning on January 1, 2024 and ending on and including January 1, 2031, equal to the lesser of (a) the sum of (I) eight-tenths of one percent (0.8%) of the total number of outstanding shares of our Class A Common Stock, as of the close of business on the last business day of the prior calendar year, determined on an "as-converted" basis taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Common Stock and (II) the number of shares of our Class A common stock required in the prior calendar year to satisfy performance-vesting restricted stock units previously issued to Messrs. Emanuel and Whitesell (such required number for this clause (II) not to exceed 5,700,000 in the aggregate for all applicable calendar years), and (b) such lesser number of shares of Class A

Common Stock as determined by the Governing Body. Moreover, the Company may in its discretion settle Endeavor Phantom Units in equity (through the 2021 Incentive Award Plan or otherwise). As of January 31, 2024, there were 824,227 Endeavor Phantom Units outstanding. In the future, we may also issue additional securities in connection with investments, acquisitions or capital-raising activities, which could constitute a material portion of our then-outstanding shares of Class A common stock. Any shares of Class A common stock that we issue, whether under our 2021 Incentive Award Plan or other equity incentive plans that we may adopt in the future or otherwise, will have a dilutive effect on the number of outstanding shares of our Class A common stock.

The price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all.

The market price for our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	trends and changes in consumer preferences in the industries in which we operate;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer and advertising marketplaces;

•	changes in key personnel;

•	our entry into new markets;

•	changes in our operating performance;

•	investors’ perceptions of our prospects and the prospects of the businesses in which we participate;

•	fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	fluctuations in the stock price or market valuations of TKO, our majority-owned, publicly traded subsidiary, whose stock price may also fluctuate significantly in response to a number of factors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;

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

•

changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, including in Eastern Europe and the Middle East, acts of terrorism, and pandemics or other public health crises;

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting, and a report issued by our independent registered public accounting firm on that assessment. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We continue to make investments to further automate, streamline and centralize our businesses' use of these systems and expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial and management controls, and our reporting systems and procedures. Certain weaknesses or deficiencies or failures to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our stock price.

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

The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships, including entities such as Endeavor Operating Company and TKO OpCo that are taxed as partnerships. Under these rules (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Although it is uncertain how these rules will continue to be implemented, it is possible that they could result in Endeavor Operating Company (or any of its applicable subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes, including TKO OpCo) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as an indirect member of Endeavor Operating Company (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.

Under certain circumstances, Endeavor Operating Company may be eligible to make an election to cause holders of Endeavor Operating Company Units to take into account the amount of any understatement, including any interest and penalties, in accordance with such holders’ interest in Endeavor Operating Company in the year under audit. We will decide whether to cause Endeavor Operating Company to make this election in our sole discretion, and can offer no assurances that such an election will be made. If Endeavor Operating Company does not make this election, the then-current holders of Endeavor Operating Company Units (including Endeavor Group Holdings as an indirect member of Endeavor Operating Company) would economically bear the burden of the understatement even if such holders had a different percentage interest in Endeavor Operating Company during the year under audit, unless, and only to the extent, Endeavor Operating Company recovers such amounts from current or former impacted holders of Endeavor Operating Company. Similar rules and considerations also apply with respect to any of Endeavor Operating Company’s subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes (including TKO OpCo).

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an "ownership change" occurs if there is a cumulative change in ownership of the relevant corporation by "5% shareholders" (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. If our corporate subsidiaries experience one or more ownership changes in connection with transactions in our stock, then we may be limited in our ability to use our corporate subsidiaries’ net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that such subsidiaries earn. Any such limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a "covered corporation"). Because we are a Delaware corporation and our securities are trading on the NYSE, we are a "covered corporation" for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022. We have undertaken repurchases of our stock during 2023 that could give rise to liabilities in connection with this excise tax and could undertake further repurchases in the future, which could increase our costs and adversely affect our operating results.

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

Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, we recorded a foreign exchange rate net gain of $15.6 million for the year ended December 31, 2023. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign currency risk."

Costs associated with, and our ability to, obtain insurance could adversely affect our business.

Heightened concerns and challenges regarding property, casualty, liability, business interruption, cancellation, cybersecurity and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents, including those in connection with the COVID-19 pandemic. The COVID-19 pandemic, for example, adversely impacted the insurance markets we rely on for coverage and depending on its duration and the associated insurance claims volumes could adversely impact both the coverage options available to us in the future as well as the premium costs we are required to pay for those coverages in the future. Pandemic coverage is no longer available in retail markets, and where available in captive or re-insurance markets, remains cost prohibitive with limited terms and conditions which may not be deemed commercially viable for use. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost and with reasonable deductibles. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits and reasonable deductibles will not adversely impact our profitability, thereby possibly impacting our operating results and growth. We have a significant investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of people.

We cannot assure you that our insurance policy coverage limits, including insurance coverage for property, casualty, liability and business interruption losses, cybersecurity and acts of terrorism, would be adequate should one or multiple adverse events occur, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot assure you that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have an adverse effect on our financial position and future results of operations if asset damage or company liability were to exceed insurance coverage limits, or if an insurer were unable to sufficiently or fully pay our related claims or damages.

If securities or industry analysts publish inaccurate or unfavorable research about us or our business, including TKO, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about us or our business, including TKO, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline. In addition, if our operating results fail to meet the expectations of securities analysts, our stock price would likely decline.

Future changes to U.S. and foreign tax laws could adversely affect us.

The Group of Twenty (the "G20"), the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition, and results of operations.

In addition, the OECD has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us or our stockholders. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the IRS or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. Changes to existing laws and regulations in connection with Pillar Two or other proposals could adversely affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our security approach is aligned with applicable security and/or technical requirements and best practices established by National Institute of Standards and Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that our information security team uses the NIST CSF as the framework for helping us to identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and is designed to share common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. We have a cross-functional team composed of senior IT, cybersecurity and compliance leadership that typically meets on a monthly basis to discuss efforts to identify new or prospective risks, mitigate previously identified risks, and discuss recent cybersecurity events. This cross-functional team reports into an executive steering committee comprised of senior enterprise leadership which meets, at a minimum, quarterly.

We use a defense-in-depth strategy across our business applications and systems, including database encryption, encryption for laptops/desktops, endpoint-security solutions including network filtering, anti-virus, endpoint firewalls, endpoint detection/response, patch and security configuration management and monitoring through our use of a Security Information and Event Management (“SIEM”) system. The SIEM is monitored by our Security Operations Center (“SOC”). Our network and applications require multi-factor authentication, and logins are monitored for unusual activity by our SOC function. The enterprise network is protected by stateful firewalls, which are also monitored via our SOC. Our dedicated cybersecurity team engages third parties to conduct periodic infrastructure, application, compliance, and security operations testing, and threats/findings are managed through our risk-register and governance processes.

Separately, employees are trained to promptly report any suspicious behavior or events to the Company’s Core Security Incident Response team. This team includes IT, cybersecurity, compliance, and risk management team members. The core team oversees the investigation and handling of all reported incidents (which incidents are tracked in real time). If the core team determines that the reported event could potentially impact personally identifiable information processed by the Company, confidential/proprietary information or cause a financial loss, the core team reports the matter to Endeavor’s Cybersecurity Executive Steering Committee, which includes Endeavor’s Chief Administrative Officer, General Counsel, Chief Financial Officer, Chief Accounting Officer, Chief Compliance Officer, Chief Information Officer, Corporate Communications, Corporate Secretary, Senior Vice President ("SVP"), Internal Audit, SVP, Privacy & Cybersecurity, SVP, Cybersecurity, and SVP, Head of Corporate Security. Reported events that may cause a financial loss are also reported to the legal department’s fraud investigation team. The Cybersecurity Executive Steering Committee is charged with managing the Core Security Incident Response Team and determining whether any disclosures may be required as a result of the reported event.

Our cybersecurity risk management program, thus, includes:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•	a written cybersecurity incident response plan;

•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•	cybersecurity awareness training of our employees, incident response personnel, and senior management not less often than once per calendar year;

•	phishing simulations at regular intervals (not less than quarterly) to all users of the company’s email system; and

•

a third-party risk management process for service providers, suppliers, and vendors which connect to our IT systems or process data on our behalf. This risk management process is designed to review the cybersecurity protocols, policies and preparedness of any vendor that processes personally identifiable information for the company or the company’s confidential or proprietary information or otherwise is connected to any company IT infrastructure before entering an agreement with such vendor and/or at least every 18 months thereafter. Such reviews consist of reviewing SOC2 Type II reports for vendors which maintain them or, for those that don’t, a review of the vendor’s responses to a detailed questionnaire. Upon a review of such responses, the company’s cybersecurity team may propose contractual remediation obligations to be agreed upon by the vendor.

Our continually evolving cybersecurity strategies are informed by multiple threat intelligence resources, the status of ongoing remediation plans, and technical developments. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A. "Risk Factors – Risks Related to Our Business — Failure to protect our IT Systems and Confidential Information against breakdowns, security breaches, and other cybersecurity risks could result in financial penalties, legal liability, and/or reputational harm, which would adversely affect our business, results of operations, and financial condition."

Cybersecurity Governance

Our Board, including the Governing Body, considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks, and also receives, at least annually, a detailed briefing from management on our cyber risk management program’s status including all strategic initiatives. In addition, management updates the Committee, as necessary, regarding potentially significant cybersecurity incidents consistent with written escalation protocols, as well as incidents with lesser impact potential. The Committee members also receive presentations on cybersecurity topics from our Chief Compliance Officer, Chief Information Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The full Board and the Governing Body receive regular updates regarding the Committee’s activities.

Our management team, including our Chief Compliance Officer, Chief Information Officer, SVP, Privacy & Cybersecurity, and SVP, Cybersecurity, is responsible for assessing and managing our material risks from cybersecurity threats. The Chief Information Officer is responsible for implementation and enforcement of written information security policies. The Chief Information Officer has designated leaders, including the SVP, Cybersecurity, to be responsible for overall management of the information security management program, including developing and operating within the defined global information security controls to protect our IT systems, selecting and supervising retained cybersecurity consultants, and working with Legal, Compliance, and Human Resources personnel to develop and launch appropriate information security training of our workforce. Our management team has decades of experience leading and managing cybersecurity teams as well as professional credentials in cybersecurity and data privacy. Our SVP, Privacy & Cybersecurity, leads a team of five dedicated privacy professionals in the Legal department.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties

The following table sets forth the location, general character and segments utilizing our significant corporate and other facilities as of December 31, 2023. We own the corporate offices and studio in Las Vegas, Nevada listed below, and we lease the other properties listed. The leases expire at various times through 2037, subject to renewal and early termination options. We consider each of these properties to be in good condition, adequate for its purpose and our current needs, and suitably utilized according to the individual nature and requirements of the relevant operations.

Location	General Character	Segments
Beverly Hills, California	Corporate offices	Representation; Corporate
New York, New York	Corporate offices	Events, Experiences & Rights; Representation; Owned Sports Properties; Corporate
Las Vegas, Nevada	Corporate offices and studios	Owned Sports Properties; Events, Experiences & Rights
Nashville, Tennessee	Corporate offices	Representation
London, England	Corporate offices and studios	Events, Experiences & Rights; Representation; Owned Sports Properties; Sports Data & Technology; Corporate
Cleveland, Ohio	Corporate offices	Corporate; Representation; Events, Experiences & Rights
Stamford, Connecticut	Corporate offices and studios	Owned Sports Properties

In addition, we lease several other offices that are not material to our operations. See Note 19, "Leases," to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on our lease commitments.

Item 3. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 20, "Commitments and Contingencies," to our audited consolidated financial statements included elsewhere in this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed and traded on the NYSE under the symbol "EDR."

Holders

As of January 31, 2024, there were approximately 32 registered holders of our outstanding Class A common stock, 274 registered holders of our outstanding Class X common stock, and 10 registered holders of our outstanding Class Y common stock. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

For information regarding dividends paid in the year ended December 31, 2023 and any future payment of dividends, including a variety of factors that our board of directors will take into account in determining any future dividend payment decisions, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical liquidity and capital resources." Because we are a holding company, our cash flow and ability to pay dividends depends upon the financial results and cash flows of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise from Endeavor Operating Company. See Part I, Item 1A. "Risk Factors—Risks Related Our Class A Common Stock—We cannot guarantee we will continue to pay dividends in any specified amounts or particular frequency."

Subject to certain exceptions, we generally expect that Endeavor Operating Company will make distributions to each of its members, including Endeavor Manager and holders of Endeavor Profits Units, in respect of the U.S. federal, state and local income tax liability attributable to each member’s allocable share of taxable income of Endeavor Operating Company, calculated using an assumed tax rate equal to the highest marginal combined income tax rate applicable to an individual or corporation resident in Los Angeles, California or New York, New York (whichever rate is higher), taking into account the deductibility of applicable state and local income taxes for U.S. federal income tax purposes (which are subject to substantial limitations for tax years 2018 through 2025). We generally expect that tax distributions will be made quarterly, on an estimated basis. Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement. However, in certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Tax distributions made to a member of Endeavor Operating Company will generally be treated as an advance of and shall be credited against future distributions to such member and no adjustments will be made to the exchange ratio for members of Endeavor Operating Company or Endeavor Manager who exercise the redemption rights described above to account for prior tax distributions (and tax distributions paid prior to such an exercise of redemption rights will not reduce distributions otherwise payable to Endeavor Manager in respect of Endeavor Operating Company Units acquired in connection with the exercise of such redemption rights). We expect that Endeavor Manager will further distribute the proceeds of any such tax distributions to us on a non-pro rata basis. Notwithstanding the foregoing, there can be no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members’ allocable share of its taxable income, and in some cases we may not make distributions sufficient for some or all of Endeavor Operating Company’s equityholders to pay such taxes.

Repurchase of Equity Securities

In May 2023, we approved an event-driven repurchase authorization that permitted us to repurchase shares of our Class A common stock in an aggregate amount of up to $300.0 million with the proceeds from the sale our Academy business. In September 2023, we expanded the repurchase authorization to also include repurchases of Endeavor Operating Company units. Under this repurchase authorization, we were permitted to make purchases at any time and from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at our discretion, depending on the market conditions and corporate needs. In October 2023, we redeemed 4.0 million of EOC common units for $93.6 million pursuant to the publicly announced repurchase authorization.

The following table sets forth our purchases of shares of our Class A common stock made during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands) (1)
October 1 – 31, 2023	—	$—	—	$—
November 1 – 30, 2023	—	$—	—	$—
December 1 – 31, 2023	2,576,097	$21.96	2,576,097	$—
Total	2,576,097		2,576,097

(1) The shares of Class A common stock purchased in December 2023 reflect the final settlement under the previously disclosed $200.0 million accelerated share repurchase agreement we entered into with a financial institution in August 2023. Following the final settlement of this $200.0 million accelerated share repurchase as well as the repurchase of $93.6 million in EOC common units in October 2023 referenced above, our activity under the repurchase authorization was completed, and as of December 31, 2023, no amount remained under the repurchase authorization. See Note 11, "Shareholders’/ Members’ Equity," to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding the accelerated share repurchase agreement the Company entered into in August 2023.

Stock Performance Graph

The following graph illustrates the total return from April 29, 2021 (the date our Class A common stock began trading on NYSE) through December 31, 2023, for (i) our Class A common stock, (ii) the S&P 500 Index, and (iii) the S&P 500 Media and Entertainment Industry Group Index. The graph assumes that $100 was invested on April 29, 2021 in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Media and Entertainment Industry Group Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Indexed TSR
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
4/29/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
EDR
S&P 500 (Media & Ent.)
S&P 500

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" or in other sections of this Annual Report.

OVERVIEW

Endeavor is a global sports and entertainment company. We own and operate premium sports and entertainment properties, including the UFC and WWE through our majority ownership of TKO, produce and distribute sports and entertainment content, own and manage exclusive live events and experiences, and represent top sports, entertainment and fashion talent, as well as blue chip corporate clients. Founded as a client representation business, we expanded organically and through strategic mergers and acquisitions, investing in new capabilities, including sports operations and advisory, events and experiences management, media production and distribution, sports data and technology, brand licensing, and experiential marketing. The addition of these new capabilities and insights transformed our business into an integrated global platform anchored by owned and managed premium intellectual property.

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

Segments

Subsequent to the acquisition of OpenBet and effective as of January 1, 2023, we created a fourth segment, Sports Data & Technology, to align with how our chief operating decision maker manages our businesses. As a result, we now operate our business in four segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; (iii) Representation; and (iv) Sports Data & Technology. All prior period amounts related to the segment changes have been retrospectively reclassified to conform to the current presentation.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of premium sports and entertainment properties, including UFC, WWE, PBR and Euroleague.

Through the UFC, the world’s premier professional MMA organization, we produce more than 40 live events annually which are broadcast in over 170 countries and territories to over 900 million TV households. UFC is among the most popular sports organizations in the world, reaching a global audience through an increasing array of global broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with ESPN and other international broadcasters and our increasing consumer engagement is evidenced by the overall follower growth and engagement across our social channels - now reaching approximately 260 million followers.

In September 2023, we completed the transactions involving the business combination of WWE and TKO OpCo, which owns and operates UFC (the "Transactions"). As part of the Transactions, among other things, a new, publicly listed company, TKO was formed. As a result of the Transactions, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses after the closing of the Transactions, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100.0% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

WWE, an integrated media and entertainment organization and the recognized global leader in sports entertainment, produces and distribute unique and creative content through various channels, including content rights agreements for its flagship programs, Raw, SmackDown and NXT, premium live event programming, monetization across social media outlets, live events, and licensing of various WWE themed consumer products. WWE has over 700 million fans and approximately 360 million social media followers, inclusive of talent pages. WWE counts nearly 100 million YouTube subscribers, making it one of the most viewed YouTube channels globally, and its year-round programming is available in over one billion households across approximately 160 countries.

PBR is the world’s premier bull riding circuit with more than 800 bull riders from the United States, Australia, Brazil, Canada, and Mexico, currently competing in more than 200 events annually and with its annual attendance quadrupling since its inception in 1995.

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

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own, operate, or represent hundreds of global events annually, including live sports events covering 15 sports globally, international fashion weeks, art fairs and music, culinary and lifestyle festivals and major attractions. We own and operate many of these events, including the Miami Open and Madrid Open, Frieze art fairs, The Armory Show, EXPO CHICAGO, Barrett-Jackson,

New York Fashion Week: The Shows, and Hyde Park Winter Wonderland. We also operate other events on behalf of third parties, including the Chevron Championship and AIG Women’s Open. Through On Location, we provide premium live event experiences globally, servicing more than 1,200 events and experiences for sporting and music events such as the Super Bowl, the Aer Lingus Classic college football game, the Ryder Cup, the NCAA Final Four, Coachella, and the 2024, 2026, and 2028 Olympic and Paralympic Games.

We are one of the largest independent global distributors of sports programming. We sell media rights globally on behalf of more than 150 rights holders such as the International Olympic Committee, the ATP and WTA Tours, and the NHL, as well as for our owned assets and channels. Our production business is one of the largest creators of sports programming, responsible for thousands of hours of content on behalf of more than 200 federations, associations and events, including the English Premier League, MLS, The R&A, DP World Tour, and our owned assets, like UFC and WWE, as well as owned channel Sport 24.

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

Through our client representation businesses, including the WME talent agency and IMG Models, we represent a diverse group of talent across entertainment, sports, and fashion, including actors, directors, writers, athletes, models, musicians, and other artists, in a variety of mediums, such as film, television, books, and live events. Through our 160over90 business, we provide brand strategy, marketing, advertising, public relations, analytics, digital, activation, and experiential services to many of the world’s largest brands. Through IMG's licensing business, we provide IP licensing services to a large portfolio of entertainment, sports, and consumer product brands, including representing these clients in the licensing of their logos, trade names and trademarks.

Previously, our Representation segment included our restricted Endeavor Content business (which now operates under the name Fifth Season), which provided a premium alternative to traditional content studios, offering a range of services including content development, production, financing, sales, and advisory services for creators. In January 2022, we sold 80% of the restricted Endeavor Content business in connection with a franchise agreement and side letter that we signed directly with the Writer's Guild of America ("WGA"). Our retained interest is accounted for as an equity method investment and is not part of the Representation segment. Additionally, we retained our controlling interest in certain nonscripted production companies, including Film 45 and Glassman, and acquired Asylum Entertainment Group in March 2023.

The collective bargaining agreement between (i) the WGA, of which many of WME’s writer clients are members, on the one hand, and the Alliance of Motion Picture and Television Producers ("AMPTP"), on the other hand, and (ii) the Screen Actors Guild-American Federation of Television and Radio Artists ("SAG-AFTRA"), of which many of WME's actor clients are members, on the one hand, and AMPTP, on the other hand, expired on May 1, 2023 and June 12, 2023, respectively, without agreement on new terms. As a result, the WGA and SAG-AFTRA instructed our WGA and SAG-AFTRA member clients to strike AMPTP companies until new respective agreements were reached. In September 2023, the WGA and AMPTP reached an agreement, ending the writers’ strike, and in November 2023, the SAG-AFTRA and AMPTP reached an agreement, ending the actors’ strike. As agents for these actors, WME could not negotiate for struck work on behalf of its WGA and SAG-AFTRA member clients during the duration of their respective strikes. The writers’ and actors' strikes adversely impacted our representation business as well as our financial condition and consolidated results for the year ended December 31, 2023.

Sports Data & Technology

Our Sports Data & Technology segment, which was formed on January 1, 2023, is comprised of OpenBet and IMG ARENA, which were both previously included in our Events, Experiences & Rights segment. Our OpenBet business specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre.

Components of Our Operating Results

Revenue

In our Owned Sports Properties segment, we primarily generate revenue via media rights fees, pay-per-view, sponsorships, ticket sales, subscriptions, and license fees. In our Events, Experiences & Rights segment, we primarily generate revenue from media rights sales, production service and studio fees, sponsorships, ticket and premium experience sales, subscriptions, streaming fees, profit sharing, commissions and tuition prior to the sale of the Academy. In our Representation segment, we generate revenue primarily through commissions, packaging fees, marketing and consulting fees, production fees, and content licensing fees. In our Sports Data & Technology segment, we primarily generate revenue via media and data rights fees, software license fees, and service fees, by providing media, data and technology platforms that offer tailored solutions for sportsbooks as well as trading and pricing solutions.

Direct Operating Costs

Our direct operating costs primarily include third-party expenses associated with the production of events and experiences, content production costs, fees for media rights, including required payments related to media sales agency contracts when minimum sales guarantees are not met, venue rental and related costs associated with the staging of our live events, compensation costs for our athletes and talent, and material and related costs associated with our consumer product merchandise sales. Prior to the sale of the Academy, our direct operating costs included the operation of our training and education facilities.

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

Organization

Prior to the closing of the IPO on May 3, 2021, we undertook reorganization transactions, following which Endeavor Group Holdings became a holding company, and its principal asset is an equity interest in a newly formed subsidiary of Endeavor Group Holdings, Endeavor Manager, of which Endeavor Group Holdings serves as the managing member. Endeavor Manager is in turn the managing member of Endeavor Operating Company. Endeavor Group Holdings manages and operates the business and controls the strategic decisions and day-today operations of Endeavor Manager as its sole managing member, and Endeavor Operating Company as its indirect sole managing member, and also has a substantial financial interest in Endeavor Manager and, indirectly, Endeavor Operating Company. Accordingly, Endeavor Group Holdings consolidates the results of operations of Endeavor Manager and Endeavor Operating Company, and a portion of Endeavor Group Holding’s net income (loss) is allocated to non-controlling interests to reflect the entitlements of certain former members of Endeavor Operating Company who retain ownership interests in Endeavor Manager and Endeavor Operating Company.

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to taxable income of Endeavor Operating Company that is allocable to Endeavor Manager, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreement ("TRA"). The Company entered into the TRA with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH realizes (or is deemed to realize) as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreement."

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$5,960,157	$5,268,137	$5,077,713
Operating expenses:
Direct operating costs	2,441,619	2,065,777	2,597,178
Selling, general and administrative expenses	2,762,558	2,358,962	2,283,558
Insurance recoveries	—	(1,099)	(68,190)
Depreciation and amortization	361,511	266,775	282,883
Impairment charges	74,912	689	4,524
Total operating expenses	5,640,600	4,691,104	5,099,953
Operating income (loss)	319,557	577,033	(22,240)
Other (expense) income:
Interest expense, net	(345,683)	(282,255)	(268,677)
Loss on extinguishment of debt	—	—	(28,628)
Tax receivable agreement liability adjustment	40,635	(873,264)	(101,736)
Other income, net	783,818	475,251	4,258
Income (loss) before income taxes and equity losses of affiliates	798,327	(103,235)	(417,023)
Provision for (benefit from) income taxes	219,840	(648,503)	(22,277)
Income (loss) before equity losses of affiliates	578,487	545,268	(394,746)
Equity losses of affiliates, net of tax	(21,018)	(223,604)	(72,733)
Net income (loss)	557,469	321,664	(467,479)
Less: Net income (loss) attributable to non-controlling interests	200,953	192,531	(139,168)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—	(31,686)
Net income (loss) attributable to Endeavor Group Holdings, Inc.	$356,516	$129,133	$(296,625)

Revenue

Revenue increased $692.0 million, or 13.1%, to $5,960.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•
Owned Sports Properties increased by $483.5 million, or 36.3%. The acquisition of WWE in September 2023 contributed $383 million to the increase. The increase also was driven by higher media rights fees from increases in contractual revenues and higher renewals, and one additional pay-per-view ("PPV") event, as well as higher event revenue due to five more events with live audiences in 2023 and an increase in sponsorships at UFC. Additionally, at PBR, the increase was driven by an increase in ticket sales due to greater demand and an increase in revenue from the team series. These increases were partially offset by $64 million of revenue related to the DBH business recorded in the prior year, which was sold in September 2022.
•
Events, Experiences & Rights decreased by $18.9 million, or 0.9%. The decrease was primarily driven by event and performance revenue due to the sale of the Academy in June 2023 and a decrease in On Location's music business, partially offset by Barrett-Jackson, which was acquired in August 2022, increases from tennis events, including the Madrid Open and Miami Open, and growth from new and other existing events. The decrease was also due to a decrease in revenue from technology platforms and services at Endeavor Streaming. These decreases were partially offset by an increase in media production revenue primarily due to new contracts, including with Major League Soccer, as well as the timing of events that are biennial or quadrennial.
•
Representation increased by $32.3 million, or 2.1%. The increase was primarily driven by an increase in our nonscripted content production business due to content deliveries, as well as an increase in our marketing and licensing businesses. These increases were partially offset by the decrease in the revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022, as well as in our agency business driven primarily by the impact of the writers' and actors' strikes, partially offset by growth in our music and sports divisions and fashion.
•
Sports Data & Technology increased by $209.3 million, or 80.3%. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in betting data and streaming at IMG ARENA across a widening portfolio.

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
•
Events, Experiences & Rights increased by $346.0 million, or 18.7%. The increase was primarily driven by an increase of $731 million attributable to the return of live events in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19.

Increases were also due to the Madrid Open, which was acquired in April 2022, as well as growth in Academy and NCSA, which was acquired in June 2021. These increases were partially offset by a decrease of $371 million in media rights fees and media production revenue, primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed, the UEFA European Championship held in 2021 and a decrease in the volume of CONCACAF matches.
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
•
Sports Data & Technology increased by $69.8 million, or 36.6%. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in betting data and streaming at IMG ARENA across a widening portfolio.

Excluding the revenue attributable to the restricted Endeavor Content business, revenue for the year ended December 31, 2022 increased 21% compared to the year ended December 31, 2021.

Direct operating costs

Direct operating costs increased $375.8 million, or 18.2%, to $2,441.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $127 million related to the acquisition of WWE in September 2023, $102 million in connection with the event revenue increases mentioned above, $93 million for betting data costs, $43 million related to media production deals and $35 million related to content deliveries mentioned above. These increases were partially offset by a decrease related to the sales of the restricted Endeavor Content business and the DBH business recorded in 2022 and the Academy sale in June 2023.

Direct operating costs decreased $531.4 million, or 20.5%, to $2,065.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was driven by the $643 million decrease related to the sale of the restricted Endeavor Content business and the decrease in media rights and media production costs of $421 million due to the decrease in revenue described above, primarily due to the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue. These decreases were partially offset by increases of $517 million for costs related to live events and marketing and experiential activations and increases of $22 million for betting data costs due to the increases in revenue as described above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $403.6 million, or 17.1%, to $2,762.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to professional advisor costs, bonuses and restructuring charges, including equity-based compensation expenses, related to the Transactions; the inclusion of OpenBet, Barrett-Jackson and WWE during 2023; and cost of personnel, including equity-based compensation, driven by growth in the business and the continued investment ahead of the Olympics, which began in the second half of 2022, partially offset by the sales of the Academy and DBH.

Selling, general and administrative expenses increased $75.4 million, or 3.3%, to $2,359.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to higher cost of personnel, travel expenses and other operating expenses. The increase was partially offset by lower equity-based compensation expense as the prior period included charges for modifications of certain pre-IPO awards to remove certain forfeiture and discretionary call terms.

Insurance recoveries

We maintain events cancellation insurance policies for a significant number of our events. For the years ended December 31, 2022 and 2021 we recognized $1.1 million, and $68.2 million of insurance recoveries, respectively, which primarily related to cancelled events in our Events, Experiences & Rights and Owned Sports Properties segments due to COVID-19.

Depreciation and amortization

Depreciation and amortization increased $94.7 million, or 35.5%, to $361.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by intangibles acquired through acquisitions partially offset by certain intangible assets becoming fully amortized.

Depreciation and amortization decreased $16.1 million, or 5.7%, to $266.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by certain intangible assets becoming fully amortized offset by intangible assets acquired through acquisitions.

Impairment charges

Impairment charges of $74.9 million for the year ended December 31, 2023 related to goodwill and intangibles in our Events, Experiences & Rights segment.

Impairment charges of $0.7 million for the year ended December 31, 2022 related to goodwill in our Events, Experiences & Rights segment.

Impairment charges of $4.5 million for the year ended December 31, 2021 related to goodwill in our Events, Experiences & Rights and Representation segments.

Interest expense, net

Interest expense, net increased $63.4 million, or 22.5% to $345.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by higher interest rates offset by lower indebtedness and our interest rate swaps.

Interest expense, net increased $13.6 million, or 5.1% to $282.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, The increase was primarily driven by higher interest rates offset by lower indebtedness.

Loss on extinguishment of debt of $28.6 million for the year ended December 31, 2021 was due to fees and expenses incurred for the early redemption of our term loans issued in May 2020.

Tax receivable agreement liability adjustment

For the year ended December 31, 2023, we recorded a $40.6 million reduction for the tax receivable agreement liability. The adjustments are due to a change in estimates related to future TRA payments.

For the year ended December 31, 2022, we recorded a $873.3 million expense for the tax receivable agreement liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

For the year ended December 31, 2021, we recorded a $92.6 million expense for the tax receivable agreement liability related to the expected realization of certain tax benefits, including the release of a valuation allowance, in connection with the sale of the restricted Endeavor Content business, which closed in January 2022, and recorded a $9.1 million expense due to a change in estimates related to the tax receivable agreement liability.

Other income, net

The income for the year ended December 31, 2023 included net gains of $743.7 million from the sales of certain businesses, of which $737.0 million was from the sale of our Academy business, $15.7 million for foreign currency transaction gains, a $10.1 million gain as a result of the reduction of our equity interest in Fifth Season, $4.7 million of gains for the change in the fair value of forward foreign exchange contracts and $2.5 million of gains due to the change in the fair value of embedded foreign currency derivatives.

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

Provision for (benefit from) income taxes

For the year ended December 31, 2023, we recorded a $219.8 million provision for income taxes compared to a $648.5 million benefit for income taxes for the year ended December 31, 2022. The provision for income taxes in 2023 was primarily due to the gain on sale of the Academy; the acquisition of WWE, which results in additional income subject to corporate tax; and an increase in the tax rate at EGH due to 2022 having a significant valuation allowance, which reduced the applicable rate in 2022. The benefit from income taxes in 2022 was primarily due to the release of a valuation allowance against certain deferred tax assets of $686.2 million associated with our TRA liability.

For the year ended December 31, 2022, we recorded a $648.5 million benefit from income taxes compared to a $22.3 million benefit for income taxes for the year ended December 31, 2021. The increase was primarily due to the release of a valuation allowance against certain deferred tax assets of $686.2 million associated with our TRA liability.

Equity losses of affiliates, net of tax

Equity losses of affiliates for the years ended December 31, 2023, 2022 and 2021 were $21.0 million, $223.6 million and $72.7 million, respectively. Our equity losses of affiliates from 2022 onwards include our equity interest we retained in the restricted Endeavor Content business, which we sold in January 2022.

For the years ended December 31, 2022 and 2021, we recorded $129.7 million and $76.1 million, respectively, in equity losses resulting from losses related to our investment in Learfield IMG College. For the year ended December 31, 2022, our share of the results of Learfield IMG College included charges taken by Learfield IMG College resulting from their goodwill and indefinite-lived intangible asset impairments. As of December 31, 2023, our ownership interest in Learfield is less than 1% as a result of Learfield's recapitalization transaction that closed in September 2023.

During the years ended December 31, 2023, 2022 and 2021, other-than-temporary impairment charges were $9.9 million, $84.6 million, and none, respectively, for its equity method investments, which were recognized within equity losses of affiliates in the consolidated statements of operations.

Net income (loss) attributable to non-controlling interests

Subsequent to the IPO and associated reorganization transactions, non-controlling interests are primarily comprised of interests held by certain pre-IPO members of Endeavor Operating Company who retained their ownership interests in Endeavor Manager or Endeavor Operating Company and interests not held by the Company in TKO.

Net income attributable to non-controlling interests was $201.0 million for the year ended December 31, 2023 compared to net income attributable to non-controlling interests of $192.5 million for the year ended December 31, 2022. The change was primarily driven by the higher net income in the current year due to the higher gain recognized for the sale of the Academy business and the effect of the Transactions.

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

SEGMENT RESULTS OF OPERATIONS

As of December 31, 2023, we classified our business into four reportable segments: Owned Sports Properties; Events, Experiences & Rights; Representation; and Sports Data & Technology. Our chief operating decision maker evaluates the performance of our segments based on segment Revenue and segment Adjusted EBITDA. Management believes segment Adjusted EBITDA is indicative of operational performance and ongoing profitability and is used to evaluate the operating performance of our segments and for planning and forecasting purposes, including the allocation of resources and capital.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Revenue:
Owned Sports Properties	$1,815,880	$1,332,335	$1,108,207
Events, Experiences & Rights	2,173,399	2,192,289	1,846,305
Representation	1,544,441	1,512,150	1,959,757
Sports Data & Technology	469,846	260,534	190,700
Eliminations	(43,409)	(29,171)	(27,256)
Total Revenue	$5,960,157	$5,268,137	$5,077,713
Adjusted EBITDA:
Owned Sports Properties	$827,024	$648,158	$537,627
Events, Experiences & Rights	228,140	294,818	178,870
Representation	391,114	469,757	383,388
Sports Data & Technology	62,705	47,826	36,709
Corporate	(293,260)	(297,031)	(256,278)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
(in thousands)
Revenue	$1,815,880	$1,332,335	$1,108,207
Direct operating costs	$606,887	$433,808	$379,721
Selling, general and administrative expenses	$381,617	$247,744	$194,228
Adjusted EBITDA	$827,024	$648,158	$537,627
Adjusted EBITDA margin	45.5%	48.6%	48.5%

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue for the year ended December 31, 2023 increased $483.5 million, or 36.3%, to $1,815.9 million, compared to the year ended December 31, 2022. The acquisition of WWE in September 2023 contributed $383 million to the increase. UFC revenue increased $152 million, which was due to higher media rights fees from increases in contractual revenues and higher renewals, and one additional PPV event; higher live event revenue due to five more events with live audiences in 2023; and an increase in sponsorships. PBR revenue increased $13 million primarily due to an increase in ticket sales due to greater demand and an increase in revenue from the teams series. These increases were partially offset by $64 million of revenue related to the DBH business recorded in the prior year, which was sold in September 2022.

Direct operating costs for the year ended December 31, 2023 increased $173.1 million, or 39.9%, to $606.9 million, compared to the year ended December 31, 2022. The acquisition of WWE in September 2023 contributed $127 million to the increase. The increase also was attributable to an increase at UFC of $58 million, which was due to higher athlete costs from different matchups, higher production, marketing and event expenses from having an additional PPV event, more events held internationally and more events with live audiences than in the prior year. PBR operating costs increased driven by the growth in revenue. These increases were partially offset by $21 million of direct operating costs related to the DBH business recorded in the prior year, which was sold in September 2022.

Selling, general and administrative expenses for the year ended December 31, 2023 increased $133.9 million, or 54.0%, to $381.6 million, compared to the year ended December 31, 2022. The increase was primarily attributable to $126 million of expenses incurred by WWE, which was acquired in September 2023, and increased cost of personnel to support the growth of the business at UFC and PBR, as well as an increase in travel expenses at UFC, partially offset by $37 million of costs associated with the DBH business, which was sold in September 2022. Corporate allocations remained relatively unchanged in 2023 from 2022.

Adjusted EBITDA for the year ended December 31, 2023 increased $178.9 million, or 27.6%, to $827.0 million, compared to the year ended December 31, 2022. The increase in Adjusted EBITDA was primarily driven by the acquisition of WWE as well as increases in revenue at UFC and PBR, partially offset by related increases in direct operating costs and selling, general and administrative expenses.

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

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
(in thousands)
Revenue	$2,173,399	$2,192,289	$1,846,305
Direct operating costs	$1,340,873	$1,269,610	$1,251,693
Selling, general and administrative expenses	$615,325	$638,229	$484,640
Adjusted EBITDA	$228,140	$294,818	$178,870
Adjusted EBITDA margin	10.5%	13.4%	9.7%

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue for the year ended December 31, 2023 decreased $18.9 million, or 0.9%, to $2,173.4 million, compared to the year ended December 31, 2022. Event and performance revenue decreased $58 million primarily due to a decrease of $135 million at the Academy due to the sale in June 2023 and a decrease in On Location's music business, partially offset by Barrett-Jackson, which was acquired in August 2022, increases from tennis events, including the Madrid Open and Miami Open, and growth from new and other existing events. The decrease also was due to a decrease in technology platforms and services of $25 million at Endeavor Streaming. These decreases were partially offset by an increase in media production revenue of $56 million primarily due to new contracts, including with Major League Soccer, as well as the timing of events that are biennial or quadrennial.

Direct operating costs for the year ended December 31, 2023 increased $71.3 million, or 5.6%, to $1,340.9 million, compared to the year ended December 31, 2022. The increase was due to the increases in events and media production revenue described above, partially offset by a decrease in costs related to the Academy, which was sold in June 2023.

Selling, general and administrative expenses for the year ended December 31, 2023 decreased $22.9 million, or 3.6%, to $615.3 million, compared to the year ended December 31, 2022. The decrease was primarily driven by the sale of the Academy in June 2023, partially offset by increased cost of personnel related to the continued investment ahead of the Olympics, which began in the second half of 2022, the inclusion of Barrett-Jackson in the current year, and the growth of the business. Corporate allocations remained relatively unchanged in 2023 from 2022.

Adjusted EBITDA for the year ended December 31, 2023 decreased $66.7 million, or 22.6% to $228.1 million, compared to the year ended December 31, 2022. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue and an increase in direct operating costs, partially offset by a decrease in selling, general and administrative expenses.

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue for the year ended December 31, 2022 increased $346.0 million, or 18.7%, to $2,192.3 million, compared to the year ended December 31, 2021. Event and Academy revenue increased $731 million primarily due to events returning in 2022 that were cancelled in 2021 or experienced fan restrictions due to COVID-19, including Super Bowl LVI, NCAA Men’s March Madness, Miami Open, and various music events. Increases were also due to the Madrid Open, which was acquired in April 2022, as well as growth in Academy due to increased enrollment and NCSA, which was acquired in June 2021. Media rights fees and media production revenue decreased $371 million primarily due to the expiration of two European soccer contracts in the second quarter of 2021 that were not renewed, the UEFA European Championship held in 2021 and a decrease in the volume of CONCACAF matches.

Direct operating costs for the year ended December 31, 2022 increased $17.9 million, or 1.4%, to $1,269.6 million, compared to the year ended December 31, 2021. Live event and performance costs increased $437 million due to the increases in related revenue. This increase was partially offset by a decrease in media rights and media production costs of $419 million due to the decrease in revenue described above, primarily due to the expiration of certain contracts in the second quarter of 2021 whose costs were in excess of revenue.

Selling, general and administrative expenses for the year ended December 31, 2022 increased $153.6 million, or 31.7%, to $638.2 million, compared to the year ended December 31, 2021. The increase was primarily driven by increased cost of personnel, including the buildout of the Olympics business, and the expenses incurred by NCSA acquired in June 2021. Corporate allocations remained relatively unchanged in 2022 from 2021.

Adjusted EBITDA for the year ended December 31, 2022 increased $115.9 million, or 64.8% to $294.8 million, compared to the year ended December 31, 2021. The increase in Adjusted EBITDA was primarily driven by the growth in revenue partially offset by the increases in direct operating costs and selling, general and administrative expenses and a decrease in insurance recoveries related to cancelled events.

Representation

The following table sets forth our Representation segment results for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
(in thousands)
Revenue	$1,544,441	$1,512,150	$1,959,757
Direct operating costs	$296,765	$251,863	$867,437
Selling, general and administrative expenses	$855,451	$790,032	$709,992
Adjusted EBITDA	$391,114	$469,757	$383,388
Adjusted EBITDA margin	25.3%	31.1%	19.6%

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue for the year ended December 31, 2023 increased $32.3 million, or 2.1%, to $1,544.4 million, compared to the year ended December 31, 2022. The increase was primarily attributable to $39 million related to our nonscripted content production business due to content deliveries, as well as an increase of $18 million related to our marketing business and $9 million related to our licensing business. These increases were partially offset by the $14 million of revenue related to the restricted Endeavor Content business recorded in the prior year, which was sold in January 2022, as well as a decrease related to our agency business driven by the impact of the writers' and actors' strikes partially offset by growth in the music and sports divisions and fashion.

Direct operating costs for the year ended December 31, 2023 increased $44.9 million, or 17.8%, to $296.8 million, compared to the year ended December 31, 2022. The increase was primarily attributable to the above mentioned increase in revenue of our nonscripted, marketing and fashion businesses partially offset by the sale of the restricted Endeavor Content business.

Selling, general and administrative expenses for the year ended December 31, 2023 increased $65.4 million, or 8.3%, to $855.5 million, compared to the year ended December 31, 2022. The increase was primarily driven by cost of personnel. Corporate allocations remained relatively unchanged in 2023 from 2022.

Adjusted EBITDA for the year ended December 31, 2023 decreased $78.6 million, or 16.7%, to $391.1 million, compared to the year ended December 31, 2022. The decrease in Adjusted EBITDA was driven by the increases in selling, general and administrative expenses and direct operating costs, partially offset by an increase in revenue, which includes the impact of the writers' and actors' strikes.

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

Adjusted EBITDA for the year ended December 31, 2022 increased $86.4 million, or 22.5%, to $469.8 million, compared to the year ended December 31, 2021. The increase in Adjusted EBITDA was primarily due to the growth in revenue, excluding the restricted Endeavor Content business, which was sold in January 2022, partially offset by the increase in selling, general and administrative expenses.

Sports Data & Technology

The following table sets forth our Sports Data & Technology segment results for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
(in thousands)
Revenue	$469,846	$260,534	$190,700
Direct operating costs	$238,642	$140,345	$124,321
Selling, general and administrative expenses	$168,901	$72,676	$29,669
Adjusted EBITDA	$62,705	$47,826	$36,709
Adjusted EBITDA margin	13.3%	18.4%	19.2%

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue for the year ended December 31, 2023 increased $209.3 million, or 80.3%, to $469.8 million, compared to the year ended December 31, 2022. The increase was primarily driven by OpenBet, which was acquired in September 2022, and growth in betting data and streaming at IMG ARENA across a widening portfolio.

Direct operating costs for the year ended December 31, 2023 increased $98.3 million, or 70.0%, to $238.6 million, compared to the year ended December 31, 2022. The increase was primarily driven by costs associated with the revenue growth described above, as well as new betting data costs in advance of the sales cycle at IMG ARENA.

Selling, general and administrative expenses for the year ended December 31, 2023 increased $96.2 million, or 132.4%, to $168.9 million, compared to the year ended December 31, 2022. The increase was primarily due to the inclusion of OpenBet, which was acquired in September 2022. Corporate allocations remained relatively unchanged in 2023 from 2022.

Adjusted EBITDA for the year ended December 31, 2023 increased $14.9 million, or 31.1%, to $62.7 million, compared to the year ended December 31, 2022. Adjusted EBITDA increased due to the inclusion of OpenBet partially offset by the new betting data costs at IMG ARENA that were incurred in advance of the sales cycle.

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue for the year ended December 31, 2022 increased $69.8 million, or 36.6%, to $260.5 million, compared to the year ended December 31, 2021. The increase was primarily driven by $50 million of revenue related to OpenBet, which was acquired in September 2022, and growth in betting data and streaming at IMG ARENA across a widening portfolio.

Direct operating costs for the year ended December 31, 2022 increased $16.0 million, or 12.9%, to $140.3 million, compared to the year ended December 31, 2021. The increase was primarily driven by expenses incurred by OpenBet acquired in September 2022 and costs in excess of the increase in revenue at IMG ARENA.

Selling, general and administrative expenses for the year ended December 31, 2022 increased $43.0 million, or 145.0%, to $72.7 million, compared to the year ended December 31, 2021. The increase was primarily driven by expenses incurred by OpenBet acquired in September 2022. Corporate allocations remained relatively unchanged in 2022 from 2021.

Adjusted EBITDA for the year ended December 31, 2022 increased $11.1 million, or 30.3%, to $47.8 million, compared to the year ended December 31, 2021. The increase in Adjusted EBITDA was driven by the increase in revenue partially offset by the increase in direct operating costs and selling, general and administrative expenses.

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

The following table sets forth our results for Corporate for the years ended December 31, 2023, 2022 and 2021

	Years Ended December 31,
	2023	2022	2021
(in thousands)
Adjusted EBITDA	$(293,260)	$(297,031)	$(256,278)

Adjusted EBITDA for the year ended December 31, 2023 improved $3.8 million, or 1.3%, to $(293.3) million, compared to the year ended December 31, 2022. The improvement was primarily driven by decreases in cost of personnel partially offset by an increase in other general and administrative expenses.

Adjusted EBITDA for the year ended December 31, 2022 decreased $40.8 million, or 15.9%, to $(297.0) million, compared to the year ended December 31, 2021. The decrease was driven by an increase in cost of personnel and other general and administrative expenses.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings, net gains on sales of businesses, tax receivable agreement liability adjustment, and certain other items, when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

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

Adjusted EBITDA

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net income (loss)	$557,469	$321,664	$(467,479)
Provision for (benefit from) income taxes	219,840	(648,503)	(22,277)
Interest expense, net	345,683	282,255	268,677
Depreciation and amortization	361,511	266,775	282,883
Equity-based compensation expense (1)	256,187	210,163	532,467
Merger, acquisition and earn-out costs (2)	108,457	68,728	60,904
Certain legal costs (3)	41,067	16,051	5,451
Restructuring, severance and impairment (4)	126,661	13,258	8,490
Fair value adjustment - equity investments (5)	(985)	(12,029)	(21,558)
Equity method losses - Learfield IMG College and Endeavor Content (6)	11,113	218,566	76,135
Net gain on sale of the restricted Endeavor Content business (7)	—	(463,641)	—
Net gain on sale of the Academy business (8)	(736,978)	—	—
Tax receivable agreement liability adjustment (9)	(40,635)	873,264	101,736
Other (10)	(33,667)	16,977	54,887
Adjusted EBITDA	$1,215,723	$1,163,528	$880,316
Net income (loss) margin	9.4%	6.1%	(9.2%)
Adjusted EBITDA margin	20.4%	22.1%	17.3%

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The increase for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to equity awards granted under the new TKO equity plan and the WWE plan assumed in connection with the Transactions as well as new grants under the 2021 Incentive Award Plan. Equity-based compensation was recognized in all segments and Corporate for the year ended December 31, 2023.

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

Such costs for the year ended December 31, 2023 related to professional advisor costs and bonuses of approximately $101 million, which primarily related to the Transactions, and primarily related to our Owned Sport Properties segment and Corporate. The bonuses and certain professional advisor costs were contingent on the closing of the Transactions. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $8 million, which primarily related to our Events, Experiences & Rights, Representation and Sports Data & Technology segments.

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

(3)
Includes costs related to certain litigation or regulatory matters, including a $20 million antitrust settlement, which related to our Owned Sports Properties and Events, Experiences & Rights segments and Corporate.
(4)
Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the year ended December 31, 2023 primarily related to the impairments of intangible assets and goodwill in our Events, Experiences & Rights segment of approximately $75 million; and restructuring expenses across all of our segments and Corporate of approximately $40 million.

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

(5)
Includes the net change in fair value for equity investments with and without readily determinable fair values, based on observable price changes.

(6)
Relates to equity method losses from the equity interest we retained in the restricted Endeavor Content business, which we sold in January 2022. For the years ended December 31, 2022 and 2021, also relates to equity method losses from our investment in Learfield IMG College.

(7)
Relates to the gain recorded for the sale of the restricted Endeavor Content business, net of transactions costs of $15.0 million, which were contingent on the sale closing.

(8)
Relates to the gain recorded for the sale of the Academy business, net of transactions costs of $5.5 million, which were contingent on the sale closing.

(9)
For the year ended December 31, 2023, the adjustment for the tax receivable agreement liability related to a change in estimates of future TRA payments.

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

(10)
For the year ended December 31, 2023, other costs were comprised primarily of gains of approximately $16 million on foreign currency exchange transactions, which related to all of our segments and Corporate; gains of approximately $6 million on the sales of certain businesses, which relates to our Events, Experiences & Rights segment; a gain of approximately $5 million related to the change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate; a gain of approximately $5 million from the resolution of a contingency; a $3 million release of an indemnity reserve recorded in connection with an acquisition, which related to our Events, Experiences & Rights segment; and $3 million of costs related to our evaluation of strategic alternatives, which related to Corporate.

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

Debt facilities

As of December 31, 2023, we had an aggregate of $5.0 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of December 31, 2023, we had total borrowing capacity of $405 million under the Senior Credit Facilities, of which approximately $375 million was available to borrow.

Credit Facilities

As of December 31, 2023, we have borrowed an aggregate of $2.2 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment (as defined in the credit agreement), or the Alternate Base Rate (the "ABR") plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%, with a SOFR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. Originally, the LIBOR portion of the facility had been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. In June 2023, we executed amendments to transition the interest rate swaps from LIBOR to SOFR with a new average fixed coupon of approximately 2.05% effective July 31, 2023. In August 2022, we entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. Originally, the LIBOR portion of the facility had been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. In June 2023, we executed an amendment to transition the interest rate swap from LIBOR to SOFR with a new fixed coupon of approximately 3.10% effective July 31, 2023. As of December 31, 2023, our term loans under the Credit Facilities are fully hedged. See Note 10, "Debt," to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on the Credit Facilities.

As of December 31, 2023, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up $20.0 million. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment, or the ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of December 31, 2023, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $28.9 million. The revolving facility matures on November 18, 2024.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on December 31, 2023, as we had no borrowings outstanding under this revolving credit facility.

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

UFC Credit Facilities

As of December 31, 2023, we have borrowed an aggregate of $2.7 billion of first lien term loans under the UFC Credit Facilities. Borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment (as defined in the UFC credit agreement), or the ABR plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a SOFR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 10, "Debt" to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on the UFC Credit Facilities.

As of December 31, 2023, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letters of credit up to $40.0 million. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment or ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.75-3.00%, depending on the First Lien Leverage Ratio, in each case with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of December 31, 2023, we had no borrowings outstanding under this revolving credit facility and no letters of credit outstanding. The revolving facility under the UFC Credit Facilities matures on October 29, 2024.

The revolving facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable on December 31, 2023, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of December 31, 2023, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which none was outstanding and $52.5 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2025, bearing interest at rates of 2.75% plus SOFR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit sub-limits of up to $3.0 million (the "OL Credit Facility"). As of December 31, 2023, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

The OL Credit Facility is subject to a financial covenant if greater than 40% of the borrowing capacity is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $2.0 million) at the end of each quarter. This covenant was not applicable on December 31, 2023, as we had no borrowings outstanding under this revolving credit facility.

Cash Flows Overview

Years ended December 31, 2023, 2022 and 2021

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$393,597	$502,934	$333,599
Net cash provided by (used in) investing activities	$730,451	$(704,535)	$(659,080)
Net cash (used in) provided by financing activities	$(734,158)	$(549,909)	$960,175

December 31, 2023 compared to December 31, 2022

Operating activities decreased from $502.9 million of cash provided in the year ended December 31, 2022 to $393.6 million of cash provided in the year ended December 31, 2023. Cash provided in the year ended December 31, 2023 was primarily due to net income for the year of $557.5 million, which included the gain on sale of the Academy business and non-cash items of $22.8 million, offset by increases in deferred costs of $268.0 million primarily due to the advanced payments made by us in the buildup to the Olympics. Cash provided in the year ended December 31, 2022 was primarily due to net income for the year of $321.7 million, which included non-cash items totaling $425.6 million, offset by the increase in accounts receivable of $278.2 million and other current assets of $80.1 million due to timing of events.
Investing activities increased from $704.5 million of cash used in the year ended December 31, 2022 to $730.5 million of cash provided in the year ended December 31, 2023. Cash provided in the year ended December 31, 2023 primarily reflects net cash proceeds received from the sale of businesses of $1.077 billion, primarily driven by the sale of the Academy business, offset by payments for capital expenditures and investments in non-controlled affiliates totaling $343.3 million. Cash used in the year ended December 31, 2022 primarily reflects payments for acquisitions of businesses, primarily for OpenBet, Madrid Open and Barrett-Jackson, of $1,434.5 million as well as capital expenditures and investments in non-controlled affiliates totaling $200.2 million offset by net cash proceeds received primarily from the sale of the restricted Endeavor Content business and the DBH business of $924.8 million.

Financing activities increased from $549.9 million of cash used in the year ended December 31, 2022 to $734.2 million of cash used in the year ended December 31, 2023. Cash used in the year ended December 31, 2023 primarily reflects net payments for debt, acquisition of non-controlling interests, the repurchase of Class A common stock, distributions, dividends, and payments under the tax receivable agreement of $118.9 million, $237.4 million, $200.0 million, $70.7 million, $54.5 million, and $37.5 million, respectively. Cash used in the year ended December 31, 2022 primarily reflects net payments on debt of $578.1 million as well as distributions, payments of contingent consideration related to acquisitions and redemption of certain pre-IPO equity interests totaling $64.3 million offset by net cash proceeds received in connection with the acquisition of non-controlling interests of $92.5 million.

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

We may also use our cash to pay quarterly cash dividends. In September and December 2023, the Company declared and paid quarterly cash dividends of $27.4 million and $27.1 million, respectively. The dividends were paid from Endeavor Operating Company to its common unit holders, including the Company, which, in turn, paid its portion as dividends to holders of shares of the Company's Class A common stock. We anticipate continuing to make quarterly cash dividends. Any future declaration, amount and payment of dividends will be at our sole discretion and depend upon factors, such as our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends, we cannot provide any assurances that any regular dividends will be paid in any specified amount or at any particular frequency, if at all.

As of December 31, 2023, we completed our activity under the previously announced $300 million repurchase authorization and do not expect to effect any additional repurchases of shares of our Class A common stock under the authorization.

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

Subject to funds being legally available and certain exceptions, we generally expect that Endeavor Operating Company will make distributions to each of its members, including the Endeavor Profits Units holders and Endeavor Manager, in amounts sufficient to pay applicable taxes attributable to each member’s allocable share of taxable income of Endeavor Operating Company. Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement. However, in certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to the other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Non pro-rata tax distributions may be paid to holders of Endeavor Profits Units. Further, there are no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members allocable share of taxable income, and in some cases, Endeavor Operating Company may not make distributions sufficient for some or all of Endeavor Operating Company’s equity holders to pay such taxes.

Tax receivable agreement

Generally, we are required under the tax receivable agreement to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the tax receivable agreement will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the tax receivable agreement will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of December 31, 2023, we had a tax receivable agreement liability of $990.5 million recorded for all exchanges that have occurred as of this date.

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

Contractual Obligations, Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2023, aggregated by type.

	Payments due by period
(in thousands)	Total	2024	2025-2026	2027-2028	After 2028
Long-term debt, principal repayments(1)	$5,061,164	$75,388	$4,929,717	$42,658	$13,401
Long-term debt, interest payments(2)	821,375	393,500	419,795	6,370	1,710
Operating lease liabilities(3)	434,049	97,870	176,103	100,116	59,960
Finance lease liabilities(4)	615,457	27,554	49,195	40,136	498,572
Purchase obligations/guarantees(5)	2,973,348	809,009	929,240	878,413	356,686
Total	9,905,393	1,403,321	6,504,050	1,067,693	930,329

(1) The principal balance of certain term loans is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity. See Note 10, "Debt," to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

(2) Variable interest rate payments on our long-term debt are calculated based on the current interest rate as of December 31, 2023 and the scheduled maturity of the underlying loans. Interest payments also include a commitment fee of 0.25% that we are required to pay on the unused balance of our revolving credit facilities under the Senior Credit Facilities.

(3) Our operating leases are primarily for office facilities, equipment and vehicles. Certain of these leases contain provisions for rent escalations or lease concessions.

(4) Our finance lease liabilities are primarily related to the finance lease assets acquired as part of the acquisition of WWE as described in Note 4, "Acquisitions and Divestitures," to our audited consolidated financial statements included elsewhere in this Annual Report. Our finance lease payments include $358.8 million related to options to extend WWE’s global headquarters lease that are reasonably certain of being exercised.

(5) We routinely enter into purchase or guarantee arrangements for media, event or other representation rights.

In addition, payment obligations due under the tax receivable agreement as of December 31, 2023 total $990.5 million, of which $156.2 million was paid in February 2024. The timing and amount of the remaining payments of $834.3 million is dependent upon a number of different considerations, which may include the amount of future taxable income and the realization (or deemed realization) of tax benefits subject to the TRA in each fiscal year. See "Tax receivable agreement" above.

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

We believe the following estimates related to certain of our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, "Summary of Significant Accounting Policies," to our audited consolidated financial statements included elsewhere in this Annual Report for a summary of our significant accounting policies.

Revenue Recognition

We have revenue recognition policies for our various operating segments that are appropriate to the circumstances of each business.

In accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. ASC 606 requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates.

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

Prior to the sale of the Academy in June 2023, revenue from our Academy was recognized ratably over the period of the athletes’ enrollment or attendance at a facility, as the services provided were substantially the same throughout the service period.

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

Sports Data & Technology Revenue

Technology platforms revenue includes revenue generated by providing gaming operators licenses for comprehensive sports betting technology solutions enabling end-to-end operation of online sports betting. We currently offer our technology solutions software, which is functional intellectual property, on a term basis of three to five years and offer our technology solutions based on two different approaches to the market: (i) fixed-fee license; and (ii) revenue-share license. For the fixed-fee license, revenue is recognized over the customer development period and for license renewals, upon commencement of the renewal license period. For the revenue-share license, revenue is variable in nature, and as such, revenue is recognized in the period the revenue share is generated in accordance with the sales and usage-based royalty exception for licenses of functional intellectual property. Technology platforms revenue mainly includes technology solutions software, development services and support services. Development services and support services are distinct performance obligations and are recognized over time based on the number of development service hours performed or on a straight-line basis, respectively. We allocate the transaction price to the performance obligations contained within an arrangement based upon their relative stand-alone selling price. For the revenue-share licenses, we allocate the variable revenue to the license performance obligation.

Sports streaming and data revenue includes revenue generated via streaming and data rights fees and by providing information and features that enhance the betting experience. Sports streaming and data revenue is recognized as follows: (i) fixed license fees are recognized when sport matches take place, and (ii) variable fees are recognized in the period the revenue is generated in accordance with the as-invoiced practical expedient.

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. We perform our goodwill impairment test at the reporting unit level, which is one level below the operating segment level. We have four operating and reportable segments, consistent with the way management makes decisions and allocates resources to the business and we have ten reporting units across these four segments.

We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. A qualitative assessment includes, but is not limited to, consideration of the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, and industry and market conditions. If we can support the conclusion that it is "not more likely than not" that the fair value of a reporting unit is less than its carrying amount under the qualitative assessment, we would not need to perform the quantitative impairment test for that reporting unit.

If we cannot support such a conclusion or we do not elect to perform the qualitative assessment then we must perform the quantitative impairment test. The quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. We believe our estimates of fair value are consistent with how a marketplace participant would value our reporting units.

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

If the carrying amount of a reporting unit exceeds its fair value, such excess is recognized as an impairment. For the year ended December 31, 2023, our annual impairment test and interim impairment tests performed during the year resulted in impairment charges of $31.8 million, which are included in our Events, Experiences & Rights segment. A continued decline in the results of the reporting units could result in additional impairment charges in the future.

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

Identifiable indefinite-lived intangible assets are tested annually for impairment as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of an indefinite-lived intangible may not be recoverable. We have the option to perform a qualitative assessment to determine if an impairment is "more likely than not" to have occurred. In the qualitative assessment, we must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset has a carrying amount that "more likely than not" exceeds its fair value. We must then conduct a quantitative analysis if we (1) determine that such an impairment is "more likely than not" to exist, or (2) forego the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

For the year ended December 31, 2023, we recorded impairment charges of $43.1 million for finite-lived and indefinite-lived intangible assets, which are included in our Events, Experiences & Rights segment.

Investments

We have various equity investments that we account for under the equity method, equity investments with readily determinable fair values and equity investments without readily determinable fair values. The fair value of these investments is dependent on the performance of the investee companies as well as volatility inherent in the external markets for these investments. In assessing the potential impairment of these investments, we consider these factors as well as the forecasted financial performance of the investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required. We also remeasure our equity investments without readily determinable fair values when there is an observable transaction in a similar class of security to our investment.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant factors considered by us in estimating the probability of the realization of deferred tax assets include expectations of future earnings and taxable income, as well as application of tax laws in the jurisdictions in which we operate. A valuation allowance is provided when we determine that it is "more likely than not" that a portion of a deferred tax asset will not be realized. Our deferred tax positions may change if our estimates regarding future realization of deferred tax assets were to change.

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

Tax Receivable Agreement Liability

Generally, we are required under the tax receivable agreement to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the tax receivable agreement. The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, which may include, among others, the timing of redemptions or exchanges by members of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreement constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the tax receivable agreement as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.

Consolidation

We typically consolidate entities in which we own more than 50% of the voting common stock and control operations, as well as variable interest entities ("VIE") for which we are deemed the primary beneficiary.

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

Recent Accounting Standards

See Note 3, "Recent Accounting Pronouncements," to our audited consolidated financial statements included elsewhere in this Annual Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $2.25 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of December 31, 2023, a 1% increase in the effective interest rates would have increased our annual interest expense by $27 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2023, revenues would have decreased by approximately $124.7 million and operating income would have improved by approximately $5.8 million.

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

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that as of December 31, 2023, the Company's internal control over financial reporting was effective.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisitions occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of WWE, acquired in September 2023, as discussed in Note 4, "Acquisition and Divestitures," to the consolidated financial statements. The financial results of this acquisition are included in the consolidated financial statements as of and for the year ended December 31, 2023 and represent approximately 6% and 1% of total revenue and total assets after excluding goodwill, intangible assets, property, buildings, equipment, and lease assets, respectively.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is below.

Changes in Internal Control over Financial Reporting

On September 12, 2023, we completed the transactions involving the business combination of UFC with WWE, which, among other things, formed a separate public company, TKO. As we focus on integrating WWE into the Company as appropriate, we will continue to evaluate our internal control over financial reporting as we execute on integration activities. During the quarter ended December 31, 2023, except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Endeavor Group Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Endeavor Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at World Wrestling Entertainment, which was acquired on September 12, 2023, and whose financial statements constitute approximately 6% and 1% of total revenue and total assets, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at World Wrestling Entertainment.

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

February 28, 2024

Item 9B. Other Information

(a)

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 26, 2024 (the "Amendment Date"), Endeavor Group Holdings, Inc. (the "Company") and its subsidiary, Endeavor Operating Company, LLC (the "Employer"), entered into Amendment No. 1 (the "Amendment") to the Term Employment Agreement, dated as of April 19, 2021 (the "Employment Agreement"), with our President and Chief Operating Officer, Mark Shapiro. Pursuant to the Amendment, the term of Mr. Shapiro' employment was extended by an additional twelve months (so that instead of the term ending on May 3, 2024, it will now end on May 3, 2025, subject to earlier termination in accordance with the Employment Agreement). In addition, pursuant to the Amendment, Mr. Shapiro has waived his eligibility to receive an annual equity award in respect of calendar years 2023 and 2024 (the maximum target amount of which was expected to be $9.0 million for each such equity award, or $18.0 million total for both equity awards). In consideration for such extension and waiver, pursuant to the Amendment, Mr. Shapiro will be entitled to receive a one-time cash retention bonus of $10.00 million, less all applicable withholding taxes as soon as reasonably practicable following the Amendment Date.

On February 26, 2024 (the "Effective Date"), the Company and the Employer also entered into a letter agreement (each, a "Retention Bonus Agreement" and collectively, the "Retention Bonus Agreements") with each of our Chief Financial Officer, Jason Lublin, and our Chief Administrative Officer & Senior Counsel to the Board of Directors and Senior Management, Seth Krauss (together with Mr. Shapiro, each, an "Executive"). Pursuant to the Retention Bonus Agreements, each of Messrs. Lublin and Krauss will be entitled to receive a one-time cash retention bonus of $4.05 million in the case of Mr. Lublin and $1.35 million in the case of Mr. Krauss, less all applicable withholding taxes (each such retention bonus for Messrs. Shapiro, Lublin and Krauss as described above, the applicable "Retention Bonus") as soon as reasonably practicable following the Effective Date. In addition, pursuant to their respective Retention Bonus Agreement, each of Messrs. Lublin and Krauss has waived his respective eligibility to receive an annual equity award in respect of calendar year 2023. The amount of each of their Retention Bonuses is within the range of the target amount for the annual equity award for which each of Messrs. Lublin and Krauss has waived eligibility.

Notwithstanding the foregoing, in the event (i) an Executive’s employment with the Employer is terminated on or prior to December 31, 2024 by the Executive without "Good Reason" or the Employer for "Cause" or (ii) an Executive is terminated for any reason on or prior to December 31, 2024 and subsequently breaches any applicable restrictive covenant, such Executive must repay the Employer a prorated portion of his Retention Bonus (such proration based upon the number of days employed from March 1, 2024 through December 31, 2024). The terms "Good Reason" and "Cause" have the meanings assigned thereto in the Employment Agreement (in the case of Mr. Shapiro), Mr. Lublin’s Term Employment Agreement with the Company and the Employer, dated as of April 19, 2021, as amended through November 3, 2023 (in the case of Mr. Lublin) and Mr. Krauss’s Term Employment Agreement with the Company and the Employer, dated as of April 19, 2021, as amended as of December 21, 2023 (in the case of Mr. Krauss).

The foregoing descriptions of the Amendment and Retention Bonus Agreements do not purport to be complete and are qualified in their entirety by reference to the text of the Amendment and each Retention Bonus Agreement, as applicable, which are filed as Exhibit 10.70, Exhibit 10.71, and Exhibit 10.72, respectively, to this Annual Report and incorporated herein by reference.

(b) During the three months ended December 31, 2023, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" and/or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of February 28, 2024:

Name	Age	Position at Endeavor Holdings	Principal Employment
Ariel Emanuel	62	Chief Executive Officer	Same
Seth Krauss	53	Chief Administrative Officer & Senior Counsel to the Board of Directors and Senior Management	Same
Jason Lublin	52	Chief Financial Officer	Same
Mark Shapiro	54	President and Chief Operating Officer	Same
Patrick Whitesell	59	Executive Chairman	Same
Egon Durban	50	Director	Co-Chief Executive Officer of Silver Lake
Ursula Burns	65	Director	Founding Partner of Integrum Holdings, LP and Non-Executive Chairwoman of Teneo Holdings LLC
Fawn Weaver	47	Director	Founder and Chief Executive Officer at Uncle Nearest, Inc. and Chief Executive Officer, Grant Sidney, Inc.
Stephen Evans	47	Director	Managing Director at Silver Lake
Jacqueline Reses	54	Director	Co-Founder, Chair and CEO of Lead Bank

The other information required by this Item will be set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2024 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2024 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2024 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2024 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

(a)(3) Exhibits:

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1#	Equity Purchase Agreement, dated September 27, 2021, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company LLC and Scientific Games Company	8-K	001-40373	2.1	09/28/2021

2.2#	Amendment No. 1 to the Equity Purchase Agreement, dated June 30, 2022, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc. (formerly known as Scientific Games Company)	8-K	001-40373	10.1	06/30/2022

2.3#	Amendment No. 2 to the Equity Purchase Agreement, dated August 2, 2022, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc.	10-Q	001-40373	10.2	8/11/2022

2.4	Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc. New Whale Inc., and Whale Merger Sub Inc.	8-K	001-40373	2.1	04/03/2023

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Form of Specimen Certificate Representing Class A Common Stock	S-1	333-254908	4.1	03/31/2021

4.2	Description of Securities	10-K	001-40373	4.2	3/16/2022

10.1	First Lien Credit Agreement dated as of May 6, 2014, among WME IMG Holdings, LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, Iris Merger Sub, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, Barclays Bank PLC, as syndication agent and Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-documentation agents.	S-1	333-254908	10.1	03/31/2021

10.2	First Incremental Term Facility Amendment dated as of June 10, 2016, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Additional Term B Lenders.	S-1	333-254908	10.2	03/31/2021

10.3	Second Incremental Term Facility Amendment dated as of November 10, 2016, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Second Additional Term B Lenders.	S-1	333-254908	10.3	03/31/2021

10.4	First Refinancing Amendment, dated as of February 9, 2017, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-254908	10.4	03/31/2021

10.5	Third Incremental Term Facility Amendment, dated as of March 1, 2017, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Third Additional Term B Lenders.	S-1	333-254908	10.5	03/31/2021

10.6	Amendment No. 5, dated as of May 18, 2018 among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as	S-1	333-254908	10.6	03/31/2021

	administrative agent, collateral agent, swingline lender and issuing bank.

10.7	Amendment No. 6, dated as of February 18, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.7	03/31/2021

10.8	Amendment No. 7, dated as of April 2, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.8	03/31/2021

10.9	Amendment No. 8, dated as of May 13, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.9	03/31/2021

10.10#	Amendment No. 9, dated as of April 19, 2021, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1/A	333-254908	10.10	04/20/2021

10.11#	Amendment No. 10, dated as of April 10, 2023, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	10-Q	001-40373	10.3	05/09/2023

10.12#	Amendment No. 11, dated as of June 26, 2023, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	10-Q	001-40373	10.5	08/08/2023

10.13	First Lien Credit Agreement dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and issuing bank, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Bank USA, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and KKR Capital Markets LLC as co-documentation agents.	S-1	333-254908	10.10	03/31/2021

10.14	First Refinancing Amendment, dated as of February 21, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.11	03/31/2021

10.15	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021

10.16	Third Refinancing Amendment dated as of April 10, 2023, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-40373	10.4	05/09/2023

10.17	First Lien Incremental Term Facility Amendment, dated as of April 25, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent and the initial First Additional Term B Lender.	S-1	333-254908	10.13	03/31/2021

10.18	Third Amendment dated as of March 26, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.14	03/31/2021

10.19	Fourth Amendment dated April 29, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.15	03/31/2021

10.20#	Fifth Amendment dated September 18, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.16	03/31/2021

10.21#	Sixth Amendment dated June 15, 2020, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1/A	333-254908	10.18	04/20/2021

10.22#	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021

10.23#	Tenth Amendment, dated as of June 26, 2023, to the First Lien Credit Agreement, dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	10-Q	001-40373	10.6	08/08/2023

10.24#	Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings Inc., and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	S-1/A	333-254908	10.19	04/20/2021

10.25#	Amendment No. 1, dated August 12, 2021 to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-40373	10.24	08/16/2021

10.26#	Amendment No. 2, dated as of June 29, 2023, to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-40373	10.8	08/08/2023

10.27#	Form of Indemnification Agreement.	S-1/A	333-254908	10.20	04/20/2021

10.28#	Stockholders Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders named therein.	10-Q	001-40373	10.3	06/02/2021

10.29#	Registration Rights Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders party thereto.	10-Q	001-40373	10.4	06/02/2021

10.30#	Tax Receivable Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the Post-IPO TRA Holders.	10-Q	001-40373	10.5	06/02/2021

10.31	Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021.	10-Q	001-40373	10.6	06/02/2021

10.32	Amendment No. 1, effective as of June 27, 2023, to the Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021	10-Q	001-40373	10.7	08/08/2023

10.33	Amended and Restated Limited Liability Company Agreement of Endeavor Manager, LLC., dated as April 28, 2021.	10-Q	001-40373	10.7	06/02/2021

10.34^	Second Amended and Restated Limited Liability Company Agreement of Zuffa Parent, LLC, dated as of August 18, 2016.	S-1	333-254908	10.25	06/02/2021

10.35	Subscription Agreement.	10-Q	001-40373	10.8	06/02/2021

10.36+	Endeavor Group Holdings, Inc. 2021 Amended and Restated 2021 Incentive Award Plan.	8-K	001-40373	10.1	06/16/2023

10.37+	Form of Nonqualified Option Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.29	04/20/2021

10.38+	Form of Restricted Stock Unit Award under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.30	04/20/2021

10.39+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.31	04/20/2021

10.40+	Second Amended and Restated Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Ariel Emanuel, dated March 13, 2019.	S-1/A	333-254908	10.32	04/20/2021

10.41+	Second Amended and Restated Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Patrick Whitesell, dated March 13, 2019.	S-1/A	333-254908	10.33	04/20/2021

10.42+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated April 19, 2021.	10-Q	001-40373	10.13	06/02/2021

10.43+	Amendment No. 1 to Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated February 23, 2023	10-K	001-40373	10.37	02/28/2023

10.44+	Amendment No.2 to Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated November 3, 2023	10-Q	001-40373	10.5	11/08/2023

10.45+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated April 19, 2021.	10-Q	001-40373	10.14	06/02/2021

10.46+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021.	10-Q	001-40373	10.15	06/02/2021

10.47+	Amendment No. 1 to Term Employment Agreement, dated as of December 21, 2023 by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021	8-K	001-40373	10.1	12/22/2023

10.48+	Restrictive Covenant Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Ariel Emanuel, dated March 13, 2019.	S-1/A	333-254908	10.39	04/20/2021

10.49+	Restrictive Covenant Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Patrick Whitesell, dated March 13, 2019.	S-1/A	333-254908	10.40	04/20/2021

10.50+	Future Incentive Units Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Ariel Emanuel and solely for purposes of Section 1 and 4, WME Iris Management Holdco II, LLC, WME Iris Management V Holdco, LLC and WME Holdco, LLC, dated March 13, 2019.	S-1/A	333-254908	10.41	04/20/2021

10.51+	Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Patrick Whitesell and solely for purposes of Section 1 and 3, WME Iris Management Holdco II, LLC, WME Iris Management V Holdco, LLC, WME Holdco and LLC, dated March 13, 2019.	S-1/A	333-254908	10.42	04/20/2021

10.52+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Jason Lublin, WME Iris Management Holdco II, LLC, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.17	06/02/2021

10.53+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Mark Shapiro, WME Iris Management Holdco, LLC, WME Iris Management Holdco II, LLC and WME Iris Management IV Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.18	06/02/2021

10.54+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Seth Krauss, WME Iris Management Holdco, LLC, WME Iris Management IV Holdco, LLC and WME Iris Management V Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.19	06/02/2021

10.55+	Award Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated March 13, 2019, as amended.	S-1/A	333-254908	10.47	04/20/2021

10.56+	Letter Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 1, 2019.	S-1/A	333-254908	10.48	04/20/2021

10.57+	Award Agreement, by and between Zuffa Parent, LLC and Patrick Whitesell, dated November 15, 2016.	S-1/A	333-254908	10.49	04/20/2021

10.58+	Award Agreement, by and between Zuffa Parent, LLC and Patrick Whitesell, dated December 16, 2016.	S-1/A	333-254908	10.50	04/20/2021

10.59+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Jason Lublin, dated December 16, 2016.	S-1/A	333-254908	10.51	04/20/2021

10.60+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Mark Shapiro, dated December 16, 2016.	S-1/A	333-254908	10.52	04/20/2021

10.61+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Seth Krauss, dated February 6, 2017.	S-1/A	333-254908	10.53	04/20/2021

10.62+	Non-Employee Director Compensation Policy.	S-1/A	333-254908	10.55	04/20/2021

10.63+	Class B Unit Award Agreement, by and between Endeavor China Direct, LLC and Grantee.	S-1/A	333-254908	10.57	04/20/2021

10.64+	Profits Interest Award Agreement, by and between WME IMG China, LP and Grantee.	S-1/A	333-254908	10.58	04/20/2021

10.65+	Time-Vesting and Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.24	06/02/2021

10.66+	Time-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.25	06/02/2021

10.67+	Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Patrick Whitesell and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.26	06/02/2021

10.68+	Zuffa Future Incentive Unit Cancellation Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.27	06/02/2021

10.69+	Future Incentive Unit Cancellation Agreement, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc. and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.28	06/02/2021

10.70+	Amendment No. 1 to Term Employment Agreement, dated as of February 26, 2024 by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated as of April 19, 2021					*

10.71+	Letter Agreement, dated February 26, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin					*

10.72+	Letter Agreement, dated February 26, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss					*

10.73	Amended and Restated Operating Agreement of TKO Operating Company, LLC	8-K	001-41797	10.1	09/12/2023

10.74	Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vince McMahon	8-K	001-41797	10.2	09/12/2023

10.75	Amendment No.1, dated as of January 23, 2024, to the Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital Holdco, LLC, TKO Operating	10-K	001-41797	10.3	2/27/2024

	Company, LLC TKO Group Holdings, Inc., and Vincent K. McMahon

10.76+	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Ariel Emanuel	8-K	001-41797	10.16	09/12/2023

10.77+	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Mark Shapiro	8-K	001-41797	10.17	09/12/2023

10.78+	TKO Group Holdings, Inc. 2023 Incentive Award Plan	S-8	333-274480	4.3	09/12/2023

10.79+	TKO Group Holdings, Inc. Form of Stock Option Grant Notice and Stock Option Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan	8-K	001-41797	10.20	09/12/2023

10.80+	TKO Group Holdings, Inc. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Sell to Cover)	8-K	001-41797	10.21	09/12/2023

10.81+	TKO Group Holdings, Inc. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Net Settlement)	8-K	001-41797	10.22	09/12/2023

21.1	Subsidiaries of Endeavor Group Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97	Endeavor Group Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation					*

101

The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Statement of Operations; (2) the Consolidated Statement of Comprehensive Income (Loss); (3) the Consolidated Statement of Cash Flows; (4) the Consolidated Balance Sheet; (5) the Consolidated Statement of Stockholders'/ Members' Equity; and (6) the Notes to Consolidated Financial Statements

						*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

^Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant undertakes to furnish unredacted versions of the exhibit upon request by the SEC.

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

ENDEAVOR GROUP HOLDINGS, INC.

Date: February 28, 2024	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2024	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ariel Emanuel	Chief Executive Officer and Director	February 28, 2024
Ariel Emanuel	(Principal Executive Officer)

/s/ Jason Lublin	Chief Financial Officer	February 28, 2024
Jason Lublin	(Principal Financial Officer)

/s/ William Fullerton	Global Controller and Chief Accounting Officer	February 28, 2024
William Fullerton	(Principal Accounting Officer)

/s/ Egon Durban	Chairman of the Board and Director	February 28, 2024
Egon Durban

/s/ Patrick Whitesell	Executive Chairman and Director	February 28, 2024
Patrick Whitesell

/s/ Ursula Burns	Director	February 28, 2024
Ursula Burns

/s/ Stephen Evans	Director	February 28, 2024
Stephen Evans

/s/ Jacqueline Reses	Director	February 28, 2024
Jacqueline Reses

/s/ Fawn Weaver	Director	February 28, 2024
Fawn Weaver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Endeavor Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endeavor Group Holdings, Inc. and subsidiaries (the "Company" or “EGH”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), redeemable interests and shareholders’/ members’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2023 Acquisitions – World Wrestling Entertainment – Refer to Notes 1, 2 and 4 to the financial statements

Critical Audit Matter Description

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

On September 12, 2023, the Company completed the transactions involving the business combination of World Wrestling Entertainment, Inc. (“WWE”), which is a media and entertainment company, and TKO Operating Company (“TKO OpCo”), which owns and operates the Ultimate Fighting Championship (“UFC”) (the “Transactions”). As part of the Transactions, among other things, a new, publicly listed company, TKO Group Holdings, Inc. (“TKO”), was formed. Upon closing, the Company holds a controlling interest in TKO, which became a consolidated subsidiary of the Company.

As a result of the Transactions, (A) the Company and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses after the closing of the Transactions, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

Auditing management’s application of the voting interest entity model to this transaction, including the evaluation of TKO for consolidation and the conclusion that the Company has control over TKO’s significant financial and operating decisions, required significant judgment. In particular, auditing management’s determination that certain rights granted to minority ownership interests did not meet the definition of participating rights and as such were determined to be protective rights, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assertion that it had control over TKO’s significant financial and operating decisions, and therefore should consolidate the entity included the following, among others:

•
We tested the effectiveness of controls over acquisitions, including management’s controls over whether the Company has obtained control over TKO.
•
We performed procedures, including inquiry with management and others involved with the purchase agreement and review of relevant documentation, to obtain an understanding of the business purpose and economic substance of the transaction.
•
With the assistance of professionals in our firm having expertise in accounting for acquisitions, we evaluated management’s conclusion regarding consolidation.
•
We evaluated management’s analysis of the significant activities (e.g., financing decisions, capital decisions and operating decisions), including which party had the control over such activities.
•
We considered the legal rights of the minority ownership interests (e.g., participating and protective) and evaluated whether these rights were substantive in nature such that they would prevent the Company from controlling the significant financial and operating decisions of TKO.
•
We compared the rights of each party to underlying legal documents.

Revenue Recognition – Refer to Notes 2 and 17 to the financial statements

Critical Audit Matter Description

The Company’s revenue is recognized when control of the promised goods or services is transferred to the Company’s customers either at a point in time or over time, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts which have more than one performance obligation, the total transaction price is allocated based on observable prices or, if standalone selling prices are not readily observable, based on management’s estimate of each performance obligation’s standalone selling price. The Company has revenue recognition policies for its various operating segments based on the circumstances of each business.

Significant judgment is exercised by the Company in determining revenue recognition for certain multiple year customer arrangements with multiple performance obligations at inception or amendment, and includes the following:

•
Identification and evaluation of the treatment of contract terms that may impact the timing and amount of revenue recognized.
•
Determination of whether the services are considered distinct performance obligations.
•
Determination of the allocation of the transaction price to each distinct performance obligation.

We have identified revenue recognition for certain significant multiple year customer arrangements with multiple performance obligations at inception or amendment as a critical audit matter because of the significant audit effort necessary to evaluate the Company’s conclusions. This required a higher degree of auditor judgment and an increased extent of effort in auditing the accounting for these arrangements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue recognition for these significant multiple year customer arrangements at inception or amendment included the following, among others:

•
We tested the effectiveness of controls over revenue, including management’s controls over revenue recognition for these customer arrangements.
•
We evaluated the Company’s revenue recognition policy for arrangements with multiple performance obligations.
•
We obtained and read the underlying contracts, including master agreements, amended agreements, and other source documents that were part of the arrangement.
•
We tested management’s identification of the performance obligations within the customer contract.
•
We tested management’s allocation of transaction price to each distinct performance obligation.
•
We tested management’s assessment of whether to recognize revenue at a point in time or over time for the identified performance obligations in each contract
•
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognition in the financial statements.

/s/ Deloitte & Touche LLP

New York, NY

February 28, 2024

We have served as the Company's auditor since 2014.

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,166,526	$767,828
Restricted cash	278,456	278,165
Accounts receivable (net of allowance for doubtful accounts of $66,650 and $54,766, respectively)	939,790	917,000
Deferred costs	627,170	268,524
Other current assets	452,605	305,219
Total current assets	3,464,547	2,536,736
Property, buildings and equipment, net	944,907	696,302
Operating lease right-of-use assets	320,395	346,550
Intangible assets, net	5,212,365	2,205,583
Goodwill	10,151,839	5,284,697
Investments	397,971	336,973
Deferred income taxes	430,765	771,382
Other assets	621,984	325,619
Total assets	$21,544,773	$12,503,842
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$587,608	$600,605
Accrued liabilities	710,725	525,239
Current portion of long-term debt	58,894	88,309
Current portion of operating lease liabilities	76,229	65,381
Deferred revenue	807,568	716,147
Deposits received on behalf of clients	262,436	258,414
Current portion of tax receivable agreement liability	156,155	52,770
Other current liabilities	137,330	107,675
Total current liabilities	2,796,945	2,414,540
Long-term debt	4,969,417	5,080,237
Long-term operating lease liabilities	287,574	327,888
Long-term tax receivable agreement liability	834,298	961,623
Deferred tax liabilities	528,049	171,571
Other long-term liabilities	405,979	241,411
Total liabilities	9,822,262	9,197,270
Commitments and contingencies (Note 20)
Redeemable non-controlling interests	215,458	253,079
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 298,698,490 and 290,541,729 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	2
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	—	—
Class X common stock, $0.00001 par value; 4,983,448,411 and 4,987,036,068 shares authorized; 166,569,908 and 182,077,479 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Class Y common stock, $0.00001 par value; 989,681,838 and 997,261,325 shares authorized; 225,960,405 and 227,836,134 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	4,901,922	2,120,794
Accumulated deficit	(117,065)	(216,219)
Accumulated other comprehensive loss	(157)	(23,736)
Total Endeavor Group Holdings, Inc. shareholders' equity	4,784,706	1,880,844
Nonredeemable non-controlling interests	6,722,347	1,172,649
Total shareholders' equity	11,507,053	3,053,493
Total liabilities, redeemable interests and shareholders' equity	$21,544,773	$12,503,842

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$5,960,157	$5,268,137	$5,077,713
Operating expenses:
Direct operating costs	2,441,619	2,065,777	2,597,178
Selling, general and administrative expenses	2,762,558	2,358,962	2,283,558
Insurance recoveries	—	(1,099)	(68,190)
Depreciation and amortization	361,511	266,775	282,883
Impairment charges	74,912	689	4,524
Total operating expenses	5,640,600	4,691,104	5,099,953
Operating income (loss)	319,557	577,033	(22,240)
Other (expense) income:
Interest expense, net	(345,683)	(282,255)	(268,677)
Loss on extinguishment of debt	—	—	(28,628)
Tax receivable agreement liability adjustment	40,635	(873,264)	(101,736)
Other income, net	783,818	475,251	4,258
Income (loss) before income taxes and equity losses of affiliates	798,327	(103,235)	(417,023)
Provision for (benefit from) income taxes	219,840	(648,503)	(22,277)
Income (loss) before equity losses of affiliates	578,487	545,268	(394,746)
Equity losses of affiliates, net of tax	(21,018)	(223,604)	(72,733)
Net income (loss)	557,469	321,664	(467,479)
Less: Net income (loss) attributable to non-controlling interests	200,953	192,531	(139,168)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—	(31,686)
Net income (loss) attributable to Endeavor Group Holdings, Inc.	$356,516	$129,133	$(296,625)

Earnings (loss) per share of Class A common stock(1):
Basic	$1.19	$0.48	$(1.14)
Diluted	$1.14	$0.45	$(1.14)

Weighted average number of shares used in computing basic and diluted earnings (loss) per share:
Basic	298,915,993	281,369,848	262,119,930
Diluted	464,862,899	287,707,832	262,119,930

(1)
Basic and diluted loss per share of Class A common stock presented for 2021 is applicable only for the period from May 1, 2021 through December 31, 2021, which is the period following the initial public offering ("IPO") and the related Reorganization Transactions (as defined in Note 1 to the consolidated financial statements). See Note 13 for the calculation of the numbers of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$557,469	$321,664	$(467,479)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gains (losses) on forward foreign exchange contracts	—	1,093	(185)
Reclassification of gains to net income (loss) for forward foreign exchange contracts	—	(842)	(708)
Unrealized gains on interest rate swaps	23,232	98,553	26,739
Reclassification of (gains) losses to net income (loss) for interest rate swaps	(59,423)	7,730	30,314
Foreign currency translation adjustments	64,346	1,507	(909)
Reclassification of foreign currency translation loss (gain) to net income (loss) for business divestiture	3,270	(127)	—
Total comprehensive income (loss), net of tax	588,894	429,578	(412,228)
Less: Comprehensive income (loss) attributable to non-controlling interests	208,487	239,729	(125,478)
Less: Net loss attributable to Endeavor Operating Company, LLC prior to the reorganization transactions	—	—	(12,021)
Comprehensive income (loss) attributable to Endeavor Group Holdings, Inc.	$380,407	$189,849	$(274,729)

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’/ MEMBERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31, 2023

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable		Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group		Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.		Interests	Equity
Balance at January 1, 2023	$253,079	290,541,729	$2	182,077,479	$1	227,836,134	$2	$2,120,794	$(216,219)	$(23,736)	$1,880,844		$1,172,649	$3,053,493
Comprehensive income	5,574	—	—	—	—	—	—	—	356,516	23,891	380,407		202,913	583,320
Equity-based compensation	(1,527)	—	—	—	—	—	—	202,218	—	—	202,218		61,271	263,489
Issuance of Class A common stock due to exchanges	—	11,536,030	1	(11,507,571)	—	(1,875,729)	—	—	—	—	1		—	1
Issuance of Class A common stock due to releases of RSUs	—	5,426,373		—	—	—	—	—	—	—	—		—	—
Exercise of stock options	—	5,729	—	—	—	—	—	132	—	—	132		—	132
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	14,807	14,807
Distributions	(9,090)	—	—	—	—	—	—	—	—	—	—		(61,599)	(61,599)
Dividends ($0.06 per share)	—	—	—	—	—	—	—	—	(36,077)	—	(36,077)		(18,417)	(54,494)
Repurchase of Class A common stock, including payment for equity forward contract	—	(9,109,376)	—	—	—	—	—	21,285	(221,285)	—	(200,000)		—	(200,000)
Accretion of redeemable non- controlling interests	(6,465)	—	—	—	—	—	—	6,465	—	—	6,465		—	6,465
Issuance of Class A common stock due to an acquisition	—	32,673	—	—	—	—	—	781	—	—	781		—	781
Acquisition of non-controlling interests	(17,286)	265,332	—	(4,000,000)	—	—	—	(18,848)	—	—	(18,848)		(199,913)	(218,761)
Effects of acquisition and reorganization due to TKO Transactions	—	—	—	—	—	—	—	2,525,239	—	—	2,525,239		5,607,288	8,132,527
Non-controlling interests for sale of businesses	(8,827)	—	—	—	—	—	—	—	—	—	—		(86)	(86)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	56,878	—	(312)	56,566		(56,566)	—
Equity impact of tax receivable agreement for exchanges of EOC units and Endeavor Manager units, and deferred taxes arising from changes in ownership	—	—	—	—	—	—	—	(13,022)	—	—	(13,022)		—	(13,022)
Balance at December 31, 2023	$215,458	298,698,490	$3	166,569,908	$1	225,960,405	$2	$4,901,922	$(117,065)	$(157)	$4,784,706		$6,722,347	$11,507,053

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

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$557,469	$321,664	$(467,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	361,511	266,775	282,883
Amortization and write-off of original issue discount and deferred financing cost	18,433	22,356	38,979
Loss on extinguishment of debt	—	—	28,628
Amortization of content costs	45,740	23,202	584,871
Impairment charges	74,912	689	4,524
Net gain on sale/disposal and impairment of assets	(9,749)	(832)	(7,662)
Gain on business divestitures	(750,398)	(508,439)	—
Equity-based compensation expense	256,187	210,163	532,467
Change in fair value of contingent liabilities	1,812	2,373	16,204
Change in fair value of equity investments with and without readily determinable fair value	(870)	(12,240)	(14,108)
Change in fair value of financial instruments	(68,623)	6,250	36,144
Equity losses from affiliates	21,018	223,604	72,733
Net provision for (benefit from) allowance for doubtful accounts	11,098	(422)	(7,814)
Net (gain) loss on foreign currency transactions	(14,035)	20,189	4,953
Distributions from affiliates	7,487	7,433	5,786
Tax receivable agreement liability adjustment	(40,635)	873,264	101,736
Income taxes	105,917	(708,598)	(73,755)
Other, net	2,967	(189)	(1,343)
Changes in operating assets and liabilities - net of acquisitions and divestitures:
Decrease/(increase) in receivables	84,449	(278,199)	(351,585)
Increase in other current assets	(88,286)	(79,563)	(90,196)
Increase in other assets	(95,037)	(45,130)	(800,944)
Increase in deferred costs	(268,016)	(20,116)	(18,108)
Increase in deferred revenue	63,639	55,097	115,177
Increase in accounts payable and accrued liabilities	62,589	55,003	215,794
Decrease in tax receivable agreement liability	(12,559)	—	—
Increase in other liabilities	66,577	68,600	125,714
Net cash provided by operating activities	393,597	502,934	333,599
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(16,415)	(1,434,515)	(436,372)
Purchases of property and equipment	(237,497)	(147,964)	(99,802)
Proceeds from business divestitures, net of cash sold	1,076,737	924,751	—
Proceeds from sale of assets	9,740	4,037	21,993
Investments in affiliates	(105,836)	(52,273)	(154,104)
Other, net	3,722	1,429	9,205
Net provided by (used in) cash used in investing activities	730,451	(704,535)	(659,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	173,163	15,648	1,052,703
Payments on borrowings	(292,030)	(593,712)	(1,087,393)
Payments under tax receivable agreement	(37,534)	—	—
Contributions	5,807	—	5,550
Distributions	(70,689)	(36,386)	(9,175)
Repurchase of Class A common stock, including payment of equity forward contract	(200,000)	—	—
Dividends	(54,495)	—	—
Redemption payments related to pre-IPO units	(1,500)	(9,412)	(40,320)
Exercise of stock options	132	—	458
Proceeds from equity offering, net of underwriting discounts and offering expenses	—	—	1,886,643
Acquisition of non-controlling interests	(237,404)	92,487	(835,683)
Payments of contingent and deferred consideration related to acquisitions	(19,054)	(18,107)	(2,219)
Other, net	(554)	(427)	(10,389)
Net cash (used in) provided by financing activities	(734,158)	(549,909)	960,175
Change in cash, cash equivalents and restricted cash balances held for sale	4,062	24,599	(28,736)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,037	(20,132)	(3,255)
Increase (decrease) in cash, cash equivalents and restricted cash	398,989	(747,043)	602,703
Cash, cash equivalents and restricted cash at beginning of year	1,045,993	1,793,036	1,190,333
Cash, cash equivalents and restricted cash at end of year	$1,444,982	$1,045,993	$1,793,036

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

Reorganization Transactions

Prior to the closing of the IPO, a series of reorganization transactions was completed. Subsequent to the closing of the IPO, several new and current investors purchased in the aggregate 75,584,747 shares of Class A common stock at a price per share of $24.00. Then, through a series of transactions, EOC acquired the equity interests of the then minority unitholders of Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC ("TKO OpCo")), which owns and operates the Ultimate Fighting Championship ("UFC"). This resulted in EOC directly or indirectly owning 100% of the equity interests of TKO OpCo from May 3, 2021 until the closing of the Transactions as defined below. See Note 11 for additional information regarding the Reorganization Transactions.

World Wrestling Entertainment

On September 12, 2023, the Company completed the transactions involving the business combination of World Wrestling Entertainment, Inc. ("WWE"), which is a media and entertainment company, and TKO OpCo (the "Transactions"). As part of the Transactions, among other things, a new, publicly listed company, TKO Group Holdings, Inc. ("TKO"), was formed. Upon closing of the Transactions, Endeavor holds a controlling interest in TKO, which became a consolidated subsidiary of the Company. See Note 4 for additional information regarding the Transactions.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting financial information.

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries and other subsidiaries in which a controlling voting interest is maintained, which is typically present when the Company owns a majority of the voting interest in an entity and the non-controlling interests do not hold any substantive participating rights. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation ("ASC 810"), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated. All intercompany transactions and balances have been eliminated. Non-controlling interest in subsidiaries are reported as a component of equity or temporary equity in the consolidated balance sheets with disclosure of the net income (loss) and comprehensive income (loss) attributable to the Company and the non-controlling interests on the consolidated statements of operations and the consolidated statements of comprehensive income (loss). The equity method of accounting is used for investments in affiliates and joint ventures where the Company has significant influence over operating and financial policies but not control. Investments in which the Company does not have significant influence over operating and financial policies are accounted for either at fair value if the fair value is readily determinable or at cost, less impairment, adjusted for subsequent observable price changes if the fair value is not readily determinable.

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

Revenue Recognition

The Company’s Owned Sports Properties segment primarily generates revenue via media rights fees, sponsorships, ticket sales, subscriptions, license fees and pay-per-view. The Company’s Events, Experiences & Rights segment primarily generates revenue from media rights sales, production service and studio fees, sponsorships, ticket sales, subscriptions, streaming fees, tuition, profit sharing and commissions. The Company’s Representation segment primarily generates revenue through commissions, packaging fees, marketing and consulting fees, production fees and content licensing fees. The Company’s Sports Data & Technology segment primarily generates revenue via streaming and data rights fees, software license fees, and service fees, by providing media, data and technology platforms that offer tailored solutions for sportsbooks as well as proprietary trading and pricing solutions.

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

Content Distribution and Sales

The Company is an independent global distributor of sports programming and possesses relationships with a wide variety of broadcasters and media partners around the world. The Company sells media rights globally on behalf of its clients as well as its owned assets, including UFC, WWE and Professional Bull Riders ("PBR"). For sales of media and broadcast rights for live entertainment and sporting event programming on behalf of clients, the Company has both arrangements in which it is acting as a principal (full rights buy-out model) as well as an agent (commission model).

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
•
Commission model: For media rights sales in which the Company does not obtain control of the underlying rights, the Company earns a commission equal to a stated percentage of the license fees for the rights distributed. As the Company does not obtain control of the underlying media rights, the Company recognizes the sales commission as revenue. The Company’s performance obligation generally includes distributing the live video feed and revenue is typically recognized on an event basis

For owned assets, the Company enters into media rights agreements with broadcasters and other distributors for the airing of certain programming rights the Company produces. The Company’s media rights agreements are generally for multiple years, include a specified amount of programming (both number of events and duration) and contain fixed annual rights fees. The programming under these arrangements can include several performance obligations for each contract year such as media rights for live event programming, episodic programming, taped programming archives and sponsorship rights at the underlying events. The Company allocates the transaction price across performance obligations based on management’s estimate of the standalone selling price of each performance obligation. License fees from media rights are recognized when the event or program has been delivered and is available for exploitation. The transaction price for live entertainment and sporting event programming rights is generally based on a fixed license fee. Revenues from the sale of subscriptions to UFC FIGHT PASS and WWE Network are recognized ratably over each paid monthly membership period, as the customer benefits from the stand-ready performance obligation evenly throughout the membership period. Deferred revenues consist of subscription fees billed to members that have not been recognized and gift memberships that have not been redeemed.

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

Sports Data & Technology Revenue

Technology platforms revenue includes revenue generated by providing gaming operators licenses for comprehensive sports betting technology solutions enabling end-to-end operation of online sports betting. The Company currently license its technology solutions software, which is functional intellectual property, on a term basis of three to five years and offers its technology solutions based on two different approaches to the market: (i) fixed-fee license; and (ii) revenue-share license. For the fixed-fee license, revenue is recognized over the customer development period and for license renewals upon commencement of the renewal license period. For the revenue-share license, revenue is variable in nature, and as such, revenue is recognized in the period the revenue share is generated in accordance with the sales and usage-based royalty exception for licenses of functional intellectual property. Technology platforms revenue mainly includes technology solutions software, development services and support services. Development services and support services are distinct performance obligations and are recognized over time based on the number of development service hours performed or on a straight-line basis, respectively. The Company allocates the transaction price to the performance obligations contained within an arrangement based upon their relative stand-alone selling price. For the revenue-share licenses, the Company allocates the variable revenue to the license performance obligation.

Sports streaming and data revenue includes revenue generated via streaming and data rights fees and by providing information and features that enhance the betting experience. Sports streaming and data revenue is recognized as follows: (i) fixed license fees are recognized when sport matches take place, and (ii) variable fees are recognized in the period the revenue is generated in accordance with the as-invoiced practical expedient.

Performance

Prior to the sale of the Academy, the Company owned performance facilities used to train and educate athletes. Revenue derived from performance operations was primarily related to membership fees and tuition-based fees (including room and board), which were generally received in advance of the academic year and recorded as deferred revenue. Revenue was recognized ratably over the period of the athletes' membership or attendance at a facility, as the services provided were substantially the same throughout the service period.

The Company also provided recruiting and admissions services to high school students and colleges for which the Company earned membership fees. Such fees were either paid upon enrollment or received in monthly installments typically over a 12-month period. Revenue was recognized as services were performed during the term of the contract, which generally ended when a student graduates from high school.

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

Direct Operating Costs

Direct operating costs primarily include third-party expenses associated with the production of events and experiences, content production costs, fees for media rights, including required payments related to media sales agency contracts when minimum sales guarantees are not met, venue rental and related costs associated with the staging of live events, compensation costs for athletes and talent, and material and related costs associated with consumer product merchandise sales. Prior to the sale of the Academy, direct operating costs also included the operations of the Company’s training and education facilities.

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

As of December 31, 2023 and 2022, no single customer accounted for 10% or more of the Company’s accounts receivable. For the years ended December 31, 2023, 2022 and 2021, there was one customer who accounted for more than 10% of the Company’s revenue.

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

Property, Buildings and Equipment

Property, buildings and equipment are stated at historical cost less accumulated depreciation. Depreciation is charged against income over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of property, buildings and equipment are as follows:

Buildings	35-40 years
Leasehold improvements	Lesser of useful life or lease term
Furniture, fixtures, office and other equipment	2-28.5 years
Production equipment	3-7 years
Computer hardware and software	2-5 years

Costs of normal repairs and maintenance are charged to expense as incurred.

Leases

The Company determines whether a contract contains a lease at contract inception. The right-of-use asset and lease liability are measured at the present value of the future minimum lease payments, with the right-of-use asset being subject to adjustments such as initial direct costs, prepaid lease payments and lease incentives. Due to the rate implicit in each lease not being readily determinable, the Company uses its incremental collateralized borrowing rate to determine the present value of the lease payments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Lease expense for lease payments is recognized on a straight-line basis over the lease term for our operating leases and for our finance leases, we record interest expense on the lease liability and straight-line amortization of the right-of-use asset over the lease term. Variable lease costs are recognized as incurred. Operating lease assets are included on our consolidated balance sheets in non-current assets as an operating right-of-use asset and finance lease assets are included in non-current assets as other assets. Operating lease liabilities are included on our consolidated balance sheets in long-term liabilities for the portion that is due on a long-term basis and in current liabilities for the portion that is due within 12 months of the financial statement date. Finance lease liabilities are included in other long-term liabilities for the portion that is due on a long-term basis and in other current liabilities for the portion that is due within 12 months of the financial statement date.

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

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. The Company has the option to perform a qualitative assessment to determine if an impairment is "more likely than not" to have occurred. If the Company can support the conclusion that the fair value of a reporting unit is greater than its carrying amount under the qualitative assessment, the Company would not need to perform the quantitative impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the Company must perform the quantitative impairment test. When the Company performs a quantitative test, it records the amount of goodwill impairment, if any, as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Charges resulting from an impairment test are recorded in impairment charges in the consolidated statements of operations.

Intangible Assets

Intangible assets consist primarily of trade names and customer and client relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of finite-lived intangible assets are as follows:

Trade names	2-25 years
Customers and client relationships	2-22 years
Internally developed technology	2-9 years
Other	2-8 years

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

Identifiable indefinite-lived intangible assets are tested annually for impairment as of October 1 and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of an indefinite-lived intangible may not be recoverable. The Company has the option to perform a qualitative assessment to determine if an impairment is "more likely than not" to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset has a carrying amount that "more likely than not" exceeds its fair value. The Company must then conduct a quantitative analysis if the Company (1) determines that such an impairment is "more likely than not" to exist, or (2) forgoes the qualitative assessment entirely. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess and is recorded in impairment charges in the consolidated statements of operations.

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

Content Production Incentives

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for profit business entities, the Company accounts for content production incentives by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance.

The Company has access to various governmental programs primarily related to WWE that are designed to promote content production within the United States and certain international jurisdictions. Tax incentives earned with respect to expenditures on qualifying film production activities are included as an offset to other assets in the consolidated balance sheets. Tax incentives earned with respect to expenditures on qualifying capital projects are included as an offset to property, buildings and equipment, net in the consolidated balance sheets. Tax incentives earned with respect to expenditures on qualifying television and other production activities are recorded as an offset to production expenses within direct operating costs within the consolidated statements of operations. The Company recognizes these benefits when we have reasonable assurance regarding the realizable amount of the tax credits. The realizable amount is recorded within accounts receivable, net in the consolidated balance sheets until the Company receives the funds from the respective governmental jurisdiction.

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

Earnings per Share

Earnings per share ("EPS") is computed in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing the net income available to our Class A Common Stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of additional shares of Class A Common Stock issuable in exchange for redemption of certain redeemable non-controlling interests and vested units of Endeavor Manager LLC and Endeavor Operating Company, as well as under the Company’s share based compensation plans (if dilutive), with adjustments to net income available for common stockholders for dilutive potential common shares.

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

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant factors considered by the Company in estimating the probability of the realization of deferred tax assets include expectations of future earnings and taxable income, as well as the application of tax laws in the jurisdictions in which the Company operates. A valuation allowance is provided when the Company determines that it is "more likely than not" that a portion of a deferred tax asset will not be realized.

ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is "more likely than not" to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets.

Tax Receivable Agreement Liability

Generally, we are required under the tax receivable agreement ("TRA") to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the TRA. The timing and amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of EGH in the future and the tax rates in effect. The Company recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from the Company’s estimates, which could impact the timing of payments under the TRA.

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

Foreign Currency

The Company has operations outside of the United States. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period end exchange rates for assets and liabilities and monthly average exchange rates for revenue, expenses and cash flows. For these countries, currency translation adjustments are recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss), whereas transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations. The Company recognized $(15.6) million, $27.8 million and $17.2 million of realized and unrealized foreign currency transaction (gains) losses for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The update should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This ASU requires that crypto assets be measured at fair value in the statement of financial position each reporting period with changes from remeasurement recognized in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The adoption will not have a material effect on the Company’s financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that an entity annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4.
ACQUISITIONS AND DIVESTITURES

2023 ACQUISITIONS

World Wrestling Entertainment

On September 12, 2023, the Company completed the transactions involving the business combination of WWE, which is a media and entertainment company, and TKO OpCo, which owns and operates the UFC (the "Transactions"). As part of the Transactions, among other things, a new, publicly listed company, TKO, was formed. Upon closing, Endeavor holds a controlling interest in TKO, which became a consolidated subsidiary of the Company.

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

The Company incurred $88.8 million in transaction related costs, including transaction bonuses, in connection with this acquisition. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for the WWE business combination was assigned to the Owned Sports Properties segment. The goodwill is not deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired as part of the WWE business combination is 20.3 years.

The results of WWE have been included in the consolidated financial statements since the date of acquisition. For the year ended December 31, 2023, the consolidated revenue and net loss attributable to WWE and included in the consolidated statement of operations from the acquisition date were $382.8 million and $73.3 million, respectively.

Preliminary Allocation of Purchase Price

The acquisition was accounted for as a business combination and the preliminary fair values of the assets acquired and liabilities assumed in the business combination are as follows (in thousands):

WWE
Cash and cash equivalents	$381,153
Accounts receivable	105,237
Other current assets	89,256
Property, buildings and equipment	398,004
Right of use assets	12,337
Investments	12,007
Other assets	283,287
Intangible assets:
Trade names	2,188,200
Customer relationships	899,700
Internally developed technology	30,000
Other	98,300
Goodwill	5,063,775
Accounts payable and accrued expenses	(124,280)
Operating lease liability	(12,224)
Deferred revenue	(54,190)
Deferred tax liabilities	(663,100)
Debt	(16,934)
Other long-term liabilities	(258,467)
Net assets acquired	$8,432,061

At acquisition date, WWE had finance lease right of use assets of $257.4 million and finance lease long term liabilities of $255.9 million, which are included in other assets and other long-term liabilities, respectively, in the above table.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the WWE acquisition had occurred as of January 1, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Pro forma revenue	$6,892,151	$6,548,055
Pro forma net income (loss)	634,692	(80,633)

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

Other 2023 Acquisitions

During the year ended December 31, 2023, the Company completed ten other acquisitions for a total purchase price of $105.0 million, which included cash of $89.0 million, contingent consideration with a fair value of $7.6 million, deferred purchase price of $7.6 million, and the issuance of EGH Class A common stock valued at $0.8 million. The Company recorded $56.3 million of goodwill and $57.7 million of intangible assets, of which the weighted average useful life ranges from 3.0 to 10.8 years. The goodwill was assigned to the Events, Experiences & Rights, Representation and Sports Data & Technology segments and is partially deductible for tax purposes.

2023 DIVESTITURE

In the second quarter of 2023, the Company closed the sale of its IMG Academy business ("Academy"), which was an academic and sports training institute and provided recruiting and admissions services to high school student athletes and college athletic departments and admissions officers. The Company received cash proceeds of $1.1 billion and divested $38.6 million of cash and restricted cash. The Company recorded a net gain of $737.0 million, inclusive of $5.5 million of transaction costs, which were contingent on the sale closing, in other income, net during the year ended December 31, 2023. The Academy was included in the Company's Events, Experiences & Rights segment prior to the sale.

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

In April 2022, the Company acquired the Mutua Madrid Open tennis tournament and additional assets ("Madrid Open"), including the Acciona Open de España golf tournament, from Super Slam Ltd and its affiliates. The Company paid $386.1 million for consideration and transfer fees at closing, an additional $31.8 million of consideration is payable within two years of closing, of which half was paid in the second quarter of 2023, and $0.6 million of contingent consideration is payable within three years of closing.

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

Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	DBH	Madrid Open	Barrett-Jackson	OpenBet
Cash and cash equivalents	$—	$18,659	$10,783	$49,795
Accounts receivable	89	2,123	1,706	50,170
Deferred costs	—	1,124	—	—
Other current assets	491	470	1,386	12,237
Property, buildings and equipment	4,403	162	4,290	4,961
Right of use assets	7,270	—	6,828	8,401
Investments	—	—	—	1,100
Deferred income taxes	—	—		1,281
Other assets	103	381	—	5,971
Intangible assets:
Trade names	—	—	120,900	67,000
Customer relationships	1,960	—	12,300	134,000
Internally developed software	—	—	1,300	139,000
Owned events	—	407,070	—	—
Other	35,410	—	—	14,300
Goodwill	25,585	14,419	331,150	470,029
Accounts payable and accrued expenses	(93)	(1,609)	(7,009)	(13,324)
Other current liabilities	(56)	—	—	(13,085)
Operating lease liability	(9,470)	—	(4,458)	(8,401)
Deferred revenue	(1,455)	(20,780)	(667)	(3,756)
Debt	—	—	(11,439)	—
Other long-term liabilities	—	(3,508)	—	(75,892)
Redeemable non-controlling interests	—	—	(210,150)	—
Net assets acquired	$64,237	$418,511	$256,920	$843,787

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

2022 DIVESTITURES

Endeavor Content

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. The Company sold 80% of its interest in the restricted Endeavor Content business in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is reflected as an equity method investment as of December 31, 2023 and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other income, net during the year ended December 31, 2022. The restricted Endeavor Content business was included in the Company’s Representation segment prior to the sale.

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

2022 HELD FOR SALE

In the third quarter of 2022, the Company began marketing a business for sale and due to the progression of the sale process, determined that it met all of the criteria to be classified as held for sale as of December 31, 2022. The business is included in the Company's Events, Experiences & Rights reporting segment. The assets and liabilities of this business held for sale are $12.0 million and $2.7 million, respectively, as of December 31, 2022, which were not material to the Company’s overall financial position.

2021 ACQUISITIONS

FlightScope, Next College Student Athlete, Mailman and Diamond Baseball Holdings

In April 2021, the Company acquired the issued and outstanding equity interests of EDH Tennis Limited, the holding company of FlightScope Services sp. z o.o., comprising the services business of FlightScope (collectively, "FlightScope"). FlightScope is a data collection, audio-visual production and tracking technology specialist for golf and tennis events. In June 2021, the Company acquired the Path-to-College business of Reigning Champs, LLC, whose primary business is Next College Student Athlete (collectively, with the other acquired Path-to-College businesses, "NCSA"). NCSA consists of companies that offer recruiting and admissions services and related software products to high school student athletes, as well as college athletic departments and admissions officers. NCSA was sold as part of the Academy divestiture in the second quarter of 2023, as described above. In July 2021, the Company acquired 100% of the equity interests of Wishstar Enterprises Limited, the holding company of multiple entities (collectively, "Mailman"). Mailman is a digital sports agency and consultancy serving global sports properties. In December 2021, the Company acquired six PDL Clubs, which such clubs were being operated under the DBH umbrella through the date of disposition (see 2022 Divestitures above). The combined aggregate purchase price for these acquisitions was $469.6 million.

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

Allocation of Purchase Price

The acquisitions were accounted for as business combinations and the fair values of the assets acquired and liabilities assumed in the business combinations are as follows (in thousands):

	FlightScope	NCSA	Mailman	DBH
Cash and cash equivalents	$1,042	$3,655	$16,598	$1,133
Accounts receivable	475	5,619	11,292	1,027
Deferred costs	94	1,096	476	—
Other current assets	1,640	10,238	1,713	1,565
Property, buildings and equipment	1,089	2,804	585	5,425
Right of use assets	1,272	4,951	359	37,087
Investments	—	—	1,239	—
Other assets	1,056	5,472	2,085	942
Intangible assets:
Trade names	—	21,100	800	—
Customer relationships	2,700	10,000	12,400	8,540
Internally developed software	15,400	37,100	—	—
Other	—	—	—	97,410
Goodwill	33,550	214,106	22,342	66,379
Accounts payable and accrued expenses	(806)	(20,855)	(16,255)	(2,287)
Other current liabilities	(187)	(10,318)	(1,606)	(171)
Debt	—	—	(4,338)	(250)
Operating lease liability	(1,272)	(4,951)	(359)	(31,487)
Deferred revenue	(631)	(51,617)	(972)	(4,720)
Other long-term liabilities	(4,334)	(31,603)	(3,485)	(1,754)
Net assets acquired	$51,088	$196,797	$42,874	$178,839

5. SUPPLEMENTARY DATA

Property, Buildings and Equipment

Property, buildings and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$81,246	$125,615
Buildings and improvements	652,454	508,095
Furniture and fixtures	174,155	176,046
Office, computer, production and other equipment	264,079	143,844
Computer software	235,241	187,150
Construction in progress	61,289	67,122
	1,468,464	1,207,872
Less: accumulated depreciation	(523,557)	(511,570)
Total property, buildings and equipment, net	$944,907	$696,302

Depreciation of property, buildings and equipment, including amortization of leasehold improvements, was $117.6 million, $97.0 million and $91.7 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,
	2023	2022
Accrued operating expenses	$333,231	$254,737
Payroll, bonuses and benefits	269,340	176,315
Other	108,154	94,187
Total accrued liabilities	$710,725	$525,239

Valuation and Qualifying Accounts

The following table sets forth information about the Company's valuation and qualifying accounts (in thousands):

	Balance at	Additions/Charged			Divestitures /	Balance at
	Beginning	to Costs and		Foreign	Assets Held	End of
	of Year	Expenses, Net	Deductions	Exchange	for Sale	Year

Allowance for doubtful accounts
Year Ended December 31, 2023	$54,766	$32,540	$(14,643)	$786	$(6,799)	$66,650
Year Ended December 31, 2022	$57,102	$14,639	$(15,061)	$(1,914)	$—	$54,766
Year Ended December 31, 2021	$67,975	$6,384	$(14,198)	$(603)	$(2,456)	$57,102

Deferred tax valuation allowance
Year Ended December 31, 2023	$171,676	$11,309	$—	$(48)	$—	$182,937
Year Ended December 31, 2022	$858,933	$(685,975)	$—	$(1,282)	$—	$171,676
Year Ended December 31, 2021	$115,556	$743,506	$—	$(129)	$—	$858,933

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Supplemental information:
Cash paid for interest	$353,932	$242,972	$190,333
Cash payments for income taxes	77,587	44,528	34,306

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$57,545	$32,940	$10,609
Contingent consideration provided in connection with acquisitions	7,637	1,500	4,245
Establishment and acquisition of non-controlling interests	6,331	414,985	3,087,301
Accretion of redeemable non-controlling interests	(6,465)	83,225	36,243
Investment in affiliates retained from a business divestiture	—	202,220	—
Deferred consideration in connection with acquisitions	6,567	31,770	—
Non-cash contributions from non-controlling interests	9,000	—	—
Issuance of Class A common stock due to an acquisition	781	70,254	—
Acquisition of WWE, net of deferred consideration	8,111,055	—	—
Items arising from exchanges of EOC units and Endeavor Manager units, and changes in ownership:
Establishment of liabilities under tax receivable agreement	69,465	4,639	32,081
Deferred tax asset	56,443	5,458	—

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Balance — December 31, 2021	$2,741,048	$1,266,144	$499,362	$—	$4,506,554
Acquisitions	25,585	836,371	—	—	861,956
Divestiture	(91,964)	(8,390)	—	—	(100,354)
Impairment	—	(689)	—	—	(689)
Assets held for sale	—	(3,607)	—	—	(3,607)
Foreign currency translation and other	(631)	22,574	(1,106)	—	20,837
Balance — December 31, 2022	$2,674,038	$2,112,403	$498,256	$—	$5,284,697	(1)
Acquisitions	5,063,775	20,539	19,175	16,575	5,120,064
Divestiture	—	(235,376)	—	—	(235,376)
Impairment	—	(31,772)	—	—	(31,772)
Reclassification	—	(607,427)	—	607,427	—
Foreign currency translation and other	71	3,526	(65)	10,694	14,226
Balance — December 31, 2023	$7,737,884	$1,261,893	$517,366	$634,696	$10,151,839	(1)

(1) Net of accumulated impairment losses of $224.4 million and $192.7 million as of December 31, 2023 and 2022, respectively.

The reclassification of goodwill during the year ended December 31, 2023 reflects the relative fair value allocation of goodwill related to the businesses that were reclassified into the new segment, Sports Data & Technology as described in Note 18.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.5	$3,214,377	$(427,385)	$2,786,992
Customer and client relationships	8.6	2,385,202	(1,176,709)	1,208,493
Internally developed technology	6.3	321,240	(107,371)	213,869
Other	4.0	149,510	(54,129)	95,381
		6,070,329	(1,765,594)	4,304,735
Indefinite-lived:
Trade names		410,113	—	410,113
Owned events		482,917	—	482,917
Other		14,600	—	14,600
Total intangible assets		$6,977,959	$(1,765,594)	$5,212,365

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2022 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	17.1	$1,048,530	$(343,895)	$704,635
Customer and client relationships	6.9	1,464,584	(1,073,017)	391,567
Internally developed technology	6.5	276,094	(92,573)	183,521
Other	4.2	45,255	(44,654)	601
		2,834,463	(1,554,139)	1,280,324
Indefinite-lived:
Trade names		447,559	—	447,559
Owned events		463,481	—	463,481
Other		14,219	—	14,219
Total intangible assets		$3,759,722	$(1,554,139)	$2,205,583

Intangible asset amortization expense was $243.9 million, $169.8 million and $191.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated annual intangible amortization for the next five years and thereafter is as follows (in thousands):

Years Ending
December 31,
2024	$404,894
2025	343,858
2026	320,531
2027	294,168
2028	274,535
Thereafter	2,666,749
Total	$4,304,735

Annual Impairment Assessments

During the years ended December 31, 2023, 2022 and 2021, the Company completed its annual impairment review of goodwill and intangibles. For the year ended December 31, 2023, the Company recorded total non-cash impairment charges of $31.8 million for goodwill and $43.1 million for intangibles driven by lower projections. All of the goodwill and the intangible assets impairment were recorded in the Company’s Events, Experiences & Rights segment. The Company determines the fair value of each reporting unit based on discounted cash flows using an applicable discount rate for each reporting unit. Intangible assets were valued based on a relief from royalty method or an excess earnings method. For the years ended December 31, 2022 and 2021, the Company did not record an impairment charge for such review.

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

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	December 31,
	2023	2022
Equity method investments (1)	$199,987	$209,523
Equity investments without readily determinable fair values	197,659	127,297
Equity investments with readily determinable fair values	325	153
Total investments	$397,971	$336,973

(1) The book value of three equity method investments exceeded the Company’s percentage ownership share of their underlying net assets by $21.5 million, $27.7 million and $10.6 million as of December 31, 2023 and $32.4 million, $26.5 million, and $21.4 million as of December 31, 2022. The basis differences, primarily resulting from acquisition purchase price step-ups on the investments, are accounted for as goodwill, which is not tested for impairment separately. Instead, the investments are tested if there are indicators of an other-than-temporary decline in carrying value.

Equity Method Investments

As of December 31, 2023 and 2022, the Company held various investments in non-marketable equity instruments of private companies. As of December 31, 2023, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business (now operating under the name Fifth Season) and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 5% to 50%, and 6% to 50% as of December 31, 2023 and 2022, respectively.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business ("Fifth Season"). In December 2023, the Company’s current ownership interest is 15% as a result of an investment made in Fifth Season by a third party investor. The Company recognized a $10.1 million gain as a result of the reduction of its equity interest in Fifth Season. The investment is accounted for as an equity method investment. The Company’s share of the net loss of Fifth Season for the year ended December 31, 2023 and period ended December 31, 2022 were $21.2 million, and $11.2 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations.

In September 2023, Learfield IMG College underwent a recapitalization transaction that resulted in the Company’s ownership interest in Learfield, the recapitalized Learfield IMG College, being reduced from approximately 42% to approximately 1%. Subsequent to the recapitalization transaction, the Company accounts for its interest in Learfield as an investment without readily determinable fair value. The Company’s share of the net loss of Learfield IMG College for the years ended December 31, 2023, 2022 and 2021 was none, $129.7 million and $76.1 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations. The Company's share of the results of Learfield IMG College for the year ended December 31, 2022 included a $56.1 million charge as a result of its annual goodwill and indefinite lived intangibles asset impairment test, primarily due to continued losses.

During the years ended December 31, 2023, 2022 and 2021, other-than-temporary impairment charges were $9.9 million, $84.6 million, and none, respectively, for its equity method investments, which were recognized within equity losses of affiliates in the consolidated statements of operations.

Summarized Financial Information

The following is a summary of financial data for investments in affiliates accounted for under the equity method of accounting (in thousands):

	2023	2022
Current assets	$809,291	$999,053
Non-current assets	1,091,480	2,126,558
Current liabilities	762,109	2,023,091
Non-current liabilities	483,441	527,097

	Years Ended December 31,
	2023	2022	2021
Revenue	$791,337	$1,826,585	$1,221,173
Income (loss) from operations	322	(211,924)	31,540
Net Loss	(81,865)	(359,665)	(153,324)

Equity Investments without Readily Determinable Fair Values

As of December 31, 2023 and 2022, the Company holds various investments in non-marketable equity instruments of private companies. During 2023, 2022 and 2021, the Company invested $63.2 million, $29.4 million and $28.7 million, respectively, in investments without readily determinable fair value.

For the years ended December 31, 2023, 2022 and 2021, the Company performed its assessment on its investments without readily determinable fair values and recorded a net increase of $0.6 million, $13.1 million and $14.1 million, respectively, in other income, net in the consolidated statements of operations. The net increase for each year was due to observable price changes. For the years ended December 31, 2023, 2022 and 2021 the Company recorded gains on disposals/sales of $1.1 million, $3.3 million, and $3.1 million respectively.

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

As of December 31, 2023, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from December 31, 2023) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
British Pound Sterling	£ 21,376	in exchange for	$26,332	£ 0.81
Euro	€2,435	in exchange for	$2,700	€0.90
Singapore Dollar	S$2400	in exchange for	$1,843	S$ 1.30

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized net gains (losses) in accumulated other comprehensive income (loss) of $0.3 million and $(0.2) million for the years ended December 31, 2022 and 2021, respectively. The Company did not recognize any gains or losses in accumulated other comprehensive income (loss) for the year ended December 31, 2023. The Company reclassified gains of $0.8 million and $0.7 million into net income for the years ended December 31, 2022 and 2021, respectively. The Company did not reclassify any gains or losses into net income for the year ended December 31, 2023.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded net gains (losses) of $4.5 million, $(7.2) million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts were included in other income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded net gains (losses) of $2.5 million, $(3.4) million and $(11.3) million for the years ended December 31, 2023, 2022 and 2021, respectively, in other income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. In June 2023, the Company executed amendments to transition the interest rate swaps on its 2014 Credit Facilities from LIBOR to Term Secured Overnight Financing Rate ("SOFR") with a new average fixed coupon of approximately 2.05% for $1.5 billion of interest rate swaps and approximately 3.10% for $750 million of interest rate swaps. For the years ended December 31, 2023, 2022 and 2021, the Company recorded net gains of $23.2 million, $98.6 million and $28.9 million, respectively, in accumulated other comprehensive income (loss) and reclassified gains (losses) of $59.4 million, $(5.6) million and $(30.3) million, respectively into net income (loss).

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$325	$—	$—	$325
Forward foreign exchange contracts	—	1,406	—	1,406
Interest rate swaps	—	32,683	—	32,683
Total	$325	$34,089	$—	$34,414
Liabilities:
Contingent consideration	$—	$—	$8,103	$8,103
Forward foreign exchange contracts	—	3,372	—	3,372
Total	$—	$3,372	$8,103	$11,475

	Fair Value Measurements as of
	December 31, 2022
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$153	$—	$—	$153
Interest rate swaps	—	75,865	—	75,865
Total	$153	$75,865	$—	$76,018
Liabilities:
Contingent consideration	$—	$—	$4,524	$4,524
Forward foreign exchange contracts	—	11,107	—	11,107
Total	$—	$11,107	$4,524	$15,631

There have been no transfers of assets or liabilities between the fair value measurement classifications during the year ended December 31, 2023.

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

Forward Foreign Exchange Contracts

The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of December 31, 2023 and 2022, the Company had $1.3 million and none in other current assets, $0.1 million and none in other assets, $2.2 million and $6.0 million in other current liabilities, and $1.2 million and $5.1 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s forward foreign exchange contracts.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). The fair value of the swaps was $32.7 million and $75.9 million as of December 31, 2023 and 2022, respectively, and was included in other assets in the consolidated balance sheets.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	December 31,
	2023	2022
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,243,784	$2,305,916
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,728,766	2,759,767
Other debt (3.25%-14.50% Notes due at various dates through 2033)	88,614	153,490
Total principal	5,061,164	5,219,173
Unamortized discount	(11,192)	(17,523)
Unamortized issuance costs	(21,661)	(33,104)
Total debt	5,028,311	5,168,546
Less: current portion	(58,894)	(88,309)
Total long-term debt	$4,969,417	$5,080,237

2014 Credit Facilities

As of December 31, 2023 and 2022, the Company had $2.2 billion and $2.3 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the "First Lien Term Loan") and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility").

Payments under the First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date of May 18, 2025. The First Lien Term Loan accrues interest at an annual interest rate of SOFR plus a credit spread adjustment (as defined in the credit agreement) plus 2.75%, with SOFR floor of 0.00%. Prior to June 2023, the reference rate was LIBOR.

Amounts under the Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, which is November 18, 2024. The Revolving Credit Facility accrues a commitment fee of 0.25-0.50% per annum on the unused balance. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to SOFR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. Prior to April 2023, the reference rate was LIBOR. As of December 31, 2023 and 2022, there was no outstanding balance under the Revolving Credit Facility.

In June 2021, the Company repaid $256.7 million related to the First Lien Term Loan and $163.1 million related to the Revolving Credit Facility. The Company paid a $28.6 million redemption premium related to the First Lien Term loan that was recorded in the consolidated statement of operations as loss on extinguishment of debt in the year ended December 31, 2021. In addition, in September and December 2022 and July 2023, the Company repaid $250.0 million, $200.0 million and $32.0 million, respectively, related to the First Lien Term Loan.

The 2014 Credit Facilities contain a financial covenant that requires the Company to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 7.5-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $50.0 million that are not cash collateralized exceeds thirty-five percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. This covenant did not apply as of December 31, 2023 and 2022 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $28.9 million and $19.4 million as of December 31, 2023 and 2022, respectively.

Zuffa Credit Facilities

As of December 31, 2023 and 2022, the Company has $2.7 billion and $2.8 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million and letters of credit in an aggregate face amount not in excess of $40.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa, including WWE.

Payments under the Zuffa First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date of April 2026. The Zuffa First Lien Term Loan accrues interest at an annual interest rate of SOFR plus a credit spread adjustment (as defined in the credit agreement) plus 2.75-3.00%, with SOFR floor of 0.00%. Prior to June 2023, the reference rate was LIBOR.

In October 2021, the Company completed an incremental $600.0 million borrowing of term loans. In December 2022, the Company repaid $50.0 million of term loans under the Zuffa Credit Facilities.

Amounts under the Zuffa Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, which is October 29, 2024. The Zuffa Revolving Credit Facility accrues a commitment fee of 0.25-0.50% per annum on the unused balance. Borrowings under the Zuffa Revolving Credit Facility accrue interest at a rate equal to SOFR plus 2.75-3.00%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. Prior to April 2023, the reference rate was LIBOR. As of December 31, 2023 and 2022, there was no outstanding balance under the Zuffa Revolving Credit Facility.

The Zuffa Credit Facilities contain a financial covenant that requires Zuffa to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA as defined in the credit agreement of no more than 7-to-1 and of no more than 6.5-to-1 beginning on December 31, 2018. Zuffa is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings under the Zuffa Revolving Credit Facility plus outstanding letters of credit exceeding $10.0 million that are not cash collateralized exceeds thirty-five percent of the capacity of the Zuffa Revolving Credit Facility as measured on a quarterly basis, as defined in the credit agreement. This covenant did not apply as of December 31, 2023 and 2022 as Zuffa had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Zuffa had no outstanding letters of credit under the Zuffa Credit Facilities as of December 31, 2023 and 2022.

Other Debt

On Location Revolver

As of December 31, 2023, the Company has an OL revolving credit agreement with $42.9 million of borrowing capacity. The maturity date is the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the 2014 Credit Facilities. As of December 31, 2023 and 2022, there were no borrowings outstanding under this agreement.

The OL revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the OL revolving credit facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. The financial debt covenant of the OL revolving credit facility did not apply as of December 31, 2023 and 2022 as OL has no borrowings outstanding under the OL revolving credit agreement.

OL had no outstanding letters of credit under the revolving credit agreement as of December 31, 2023 and 2022. In June 2023, the Company executed an amendment of the OL Revolving Credit Facility to replace LIBOR with SOFR.

In July 2023, the Company repaid $16.9 million for borrowings outstanding under the OL revolving credit agreement as well as paid $18.0 million outstanding under other debt arrangements.

Receivables Purchase Agreement

In January 2020, IMG Media Limited ("IMG UK") entered into an arrangement to monetize amounts invoiced under a media rights agreement by transferring them to a third party on a nonrecourse basis. As IMG UK retained continuing involvement in the delivery of the invoiced services, the transferred amounts represent a sale of future revenue and were classified as debt. As of December 31, 2023 and 2022, the debt outstanding under this arrangement was $4.7 million and $28.2 million, respectively. The debt is accounted for under the effective interest method with principal reductions recognized as the Company performs under the rights agreement.

Zuffa Secured Commercial Loans

Zuffa has two loan agreements totaling $40.0 million, which were used to finance the purchase of a building and its adjacent land ("Zuffa Secured Commercial Loans"). The Zuffa Secured Commercial Loans have identical terms except one loan is secured by a deed of trust for the Zuffa’s headquarters building and underlying land in Las Vegas and the other loan is secured by a deed of trust for the newly acquired building and its adjacent land, also located in Las Vegas. The Zuffa Secured Commercial Loans bear interest at a rate of SOFR plus 1.70% (with a SOFR floor of 0.88%) and principal amortization of 4% is payable in monthly installments with any remaining balance payable on the final maturity date of November 1, 2028. Prior to May 2023, the reference rate was LIBOR.

The Zuffa Secured Commercial Loans contain a financial covenant that requires Zuffa to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of December 31, 2023 and 2022, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

Debt Maturities

The Company will be required to repay the following principal amounts in connection with its debt obligations (in thousands):

Years Ending
December 31,
2024	$75,388
2025	2,254,990
2026	2,674,727
2027	5,419
2028	37,239
Thereafter	13,401
Total	$5,061,164

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of December 31, 2023, EGH held cash of $40.5 million, long-term deferred tax benefits of $486.2 million, income taxes payable of $22.0 million, and a TRA liability of $990.5 million, of which $156.2 million was classified as current and $834.3 million was classified as long-term. As of December 31, 2022, EGH held long-term deferred income taxes of $756.4 million, as well as a TRA of $1,011.7 million, of which $50.1 million was classified as current and $961.6 million was classified as long-term. Otherwise, EGH has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.0 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

11. SHAREHOLDERS'/ MEMBERS’ EQUITY

Stock Repurchases

In May 2023, the Company approved an event-driven repurchase authorization that permitted the Company to repurchase shares of our Class A common stock in an aggregate amount of up to $300.0 million, with the proceeds from the sale of the Academy. Under this repurchase authorization, the Company was permitted to make purchases at any time and from time to time in the open market, by block purchases, in privately negotiated transactions, including under plans complying with Rules 10b5-1 or 10b-18 under the Securities Exchange Act of 1934, as amended, or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at its discretion, depending on market conditions and corporate needs. In September 2023, the Company expanded the repurchase authorization to also include repurchases of EOC units, and in October 2023, the Company redeemed 4.0 million EOC common units for $93.6 million.

In August 2023, the Company entered into an accelerated share repurchase agreement with a financial institution. During the third quarter of 2023, the Company repurchased 6.5 million shares of its Class A common stock for an aggregate amount of $200.0 million under this share repurchase agreement. The accelerated share repurchase agreement was accounted for as a repurchase, which was recognized in accumulated deficit, and as an equity forward contract indexed to the Company’s Class A common stock. The equity forward contract was initially classified as an equity instrument and was recognized in additional paid in capital. In December 2023, upon final settlement of the equity forward contract, the Company received 2.6 million additional shares of its Class A common stock, at which point the equity gain on the equity forward contract was recognized in accumulated deficit.

Following the final settlement of this $200.0 million accelerated share repurchase as well as the repurchase of $93.6 million in EOC units in October 2023 referenced above, the Company's activity under the repurchase authorization was completed and, as of December 31, 2023, no amount remained under the repurchase authorization.

Dividends

In September and December 2023, the Company declared and paid quarterly cash dividends of $27.4 million and $27.1 million, respectively. The dividends were paid from Endeavor Operating Company to its common unit holders, including EGH, which, in turn, paid its portion as dividends to holders of shares of the Company's Class A common stock.

Reorganization Transactions

As discussed in Note 1, the Company closed its IPO on May 3, 2021. Prior to the closing of the IPO, a series of reorganization transactions (the "Reorganization Transactions") was completed:

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

Subsequent to the closing of the IPO, several new and current investors purchased in the aggregate 75,584,747 shares of Class A common stock at a price per share of $24.00 (the "Private Placement"). Of these shares, 57,378,497 were purchased from EGH and 18,206,250 were purchased from an existing investor. EGH registered these shares of Class A common stock on a Form S-1 registration statement. Net proceeds from the IPO and the Private Placement, after deducting underwriting discounts and commissions and offering expenses, was $1,886.6 million.

Subsequent to the closing of the IPO and the Private Placement, through a series of transactions, EOC acquired the equity interests of the then minority unitholders of TKO OpCo, which owns and operates the UFC (the "UFC Buyout"). This resulted in EOC directly or indirectly owning 100% of the equity interests of Zuffa from May 3, 2021 until the Transactions (Note 4). In consideration for the then minority unitholders’ equity interests of TKO OpCo, (a) EGH and its subsidiaries issued to certain of such unitholders shares of Class A common stock, Endeavor Operating Company Units, Endeavor Manager Units, shares of Class X common stock and/or shares of Class Y common stock, and (b) EGH used $835.7 million of the net proceeds from the IPO and the concurrent private placements to purchase Endeavor Operating Company Units from certain of such holders. In addition, some of those minority unitholders sold their equity interests of EGH to the private placement investors in the concurrent private placement.

Proceeds, after the UFC Buyout and payment of underwriting discounts and commissions and certain offering expenses, were contributed to Endeavor Manager in exchange for Endeavor Manager Units. Endeavor Manager then in turn contributed such net proceeds to Endeavor Operating Company in exchange for Endeavor Operating Company Units.

Non-controlling Interests

The UFC Buyout took place on May 3, 2021 and resulted in EOC directly or indirectly owning 100% of the equity interests of TKO OpCo from the date of the buyout until the closing of the Transactions (Note 4). As a result of the Transactions, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in TKO OpCo, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis. The Company's nonredeemable non-controlling interests has been adjusted to reflect the Transactions.

In November 2023, TKO repurchased 1,308,729 shares of its Class A Common Stock for an aggregate purchase price of approximately $100.0 million (the "Share Repurchase"). TKO funded the Share Repurchase with approximately $100.0 million of borrowings under the Zuffa Revolving Credit Facility, which was repaid in December 2023.

12. REDEEMABLE NON-CONTROLLING INTERESTS

On Location

In connection with the acquisition of On Location Events, LLC, dba On Location ("OL") in January 2020, the Company entered into the OL LLC Agreement of OLE Parent with 32 Equity, LLC ("32 Equity"). The terms of the agreement provided 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the Commercial License Agreement ("CLA") or at its option at any time following the Lockup Period as defined. The Company also had certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event the aforementioned put rights were not exercised. The put/call price was an amount equal to fair market value and the exercise of these put/call rights would have given rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. The premium payment was recognized as a separate unit of account from the non-controlling interest.

In April 2022, a series of transactions was completed between the Company and 32 Equity. Per the terms of the OL LLC Agreement, 32 Equity had the right to purchase additional common units in OLE Parent from the Company that would result in 32 Equity having an aggregate ownership percentage interest in OLE Parent of 32% at a price per unit equal to the original acquisition price of its rollover equity. 32 Equity exercised such right and paid the Company cash of $87.9 million. Following this exercise, EOC issued 8,037,483 EOC common units (and 32 Equity obtained an equal number of paired shares of the Company's Class X common stock) in exchange for 32 Equity's non-controlling interests of OLE Parent. The aggregate value of the shares was $223.7 million based on the volume-weighted average trading price of the Class A common stock for thirty days ending on the day before the close. The Company and 32 Equity also agreed to settle the premium contingent consideration resulting in the Company paying 32 Equity $24.0 million in cash. In addition, the Company issued 495,783 shares of Class A common stock to several employees of the Company in exchange for the employees' direct or indirect interests in OLE Parent based on the same valuation. As a result of these transactions, OLE Parent became an indirect wholly-owned subsidiary of EOC.

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

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson in August 2022 (Note 4), the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett-Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of December 31, 2023 and 2022, the estimated redemption value was below the carrying value of $203.9 million and $207.9 million, respectively.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of December 31, 2023 and 2022, the estimated redemption value was $11.2 million and $9.7 million, respectively.

Frieze

In connection with the acquisition of Frieze in 2016, the terms of the agreement provide the sellers with a put option to sell their remaining 30% interest after fiscal year 2020. The Company also has a call option to buy the remaining 30% interest after fiscal year 2020 or upon termination of employment of the sellers who continued to be employees of Frieze after the acquisition. The price of the put and call option is equal to Frieze’s prior year’s EBITDA multiplied by 7.5. As of December 31, 2022, the estimated redemption value was below the carrying value of $24.6 million. In May 2023, the Company exercised its call option to purchase the remaining 30% interest for $16.5 million.

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

The computation of earnings per share and weighted average shares of the Company’s common stock outstanding for the period presented below (in thousands, except share and per share data):

	Year ended December 31, 2023	Year ended December 31, 2022	May 1, 2021 - December 31, 2021
Basic earnings (loss) per share
Numerator
Consolidated net income (loss)	$557,469	$321,664	$(474,542)
Net income (loss) attributable to NCI (Endeavor Operating Company)	168,671	166,679	(153,422)
Net income (loss) attributable to NCI (Endeavor Manager)	32,282	25,852	(24,495)
Net income (loss) attributable to the Company	356,516	129,133	(296,625)
Adjustment to net income (loss) attributable to the Company	313	5,497	(1,798)
Net income (loss) attributable to EGH common shareholders	$356,829	$134,630	$(298,423)
Denominator
Weighted average Class A Common Shares outstanding - Basic	298,915,993	281,369,848	262,119,930
Basic earnings (loss) per share	$1.19	$0.48	$(1.14)

	Year ended December 31, 2023	Year ended December 31, 2022	May 1, 2021 - December 31, 2021
Diluted earnings (loss) per share
Numerator
Consolidated net income (loss)	$557,469	$321,664	$(474,542)
Net (loss) income attributable to NCI (Endeavor Operating Company)	(25,117)	167,287	(153,422)
Net income (loss) attributable to NCI (Endeavor Manager)	—	27,276	(24,495)
Net income (loss) attributable to the Company	582,586	127,101	(296,625)
Adjustment to net income (loss) attributable to the Company	(51,082)	3,256	(1,798)
Net income (loss) attributable to EGH common shareholders	$531,504	$130,357	$(298,423)
Denominator
Weighted average Class A Common Shares outstanding - Basic	298,915,993	281,369,848	262,119,930
Additional shares assuming exchange of all EOC Profits Units	802,961	1,567,981	—
Additional shares from RSUs and Phantom Units, as calculated using the treasury stock method	2,178,731	1,870,980	—
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	157,836,630	—	—
Additional shares assuming redemption of redeemable non-controlling interests	5,128,584	2,899,023	—
Weighted average number of shares used in computing diluted earnings (loss) per share	464,862,899	287,707,832	262,119,930
Diluted earnings (loss) per share	$1.14	$0.45	$(1.14)

Securities that are anti-dilutive for the period	Year ended December 31, 2023	Year ended December 31, 2022	May 1, 2021 - December 31, 2021
Stock Options	4,083,844	2,512,767	3,350,666
Unvested RSUs	1,111,228	1,244,709	7,278,193
Manager LLC Units	—	23,242,032	26,415,650
EOC Common Units	—	141,711,612	144,549,587
EOC Profits Units & Phantom Units	—	—	16,068,906
Accelerated share repurchase agreement	(948,343)	—	—

14. EQUITY BASED COMPENSATION

The Board grants various awards to certain employees and service providers for their time and commitment to the Company. The awards are designed to share in the equity value appreciation of the Company and are granted under various plans either directly by the Company, a Company subsidiary or indirectly through various management Holdco entities. Prior to the IPO, awards granted were in the form of common units, profits units or an equivalent to a profits unit (membership interest or phantom unit) that corresponds to common units or profits units as applicable. In connection with the IPO, the Company’s board of directors adopted the 2021 Incentive Award Plan (the "2021 Plan"). The 2021 Plan became effective on April 28, 2021 and was amended and restated effective April 24, 2023. As of December 31, 2023, the Company authorized a total of 34,024,998 shares of Class A common stock under the 2021 Plan.

Pursuant to the Transactions involving the business combination of WWE and TKO OpCo, TKO’s Board of Directors approved and adopted the TKO Group Holdings, Inc. 2023 Incentive Award Plan (the "TKO 2023 Plan") on September 12, 2023. A total of 10,000,000 shares of TKO Class A common stock have been authorized for issuance under the TKO 2023 Plan. In addition, TKO converted each WWE equity award of restricted stock units (RSUs) and performance stock units (PSUs) held by WWE directors, officers and employees into TKO RSUs and PSUs of equal value and vesting conditions (with such performance-vesting conditions equitably adjusted), respectively (the "Replacement Awards").

Additionally, the board of certain consolidated subsidiaries grant awards through plans in the form of profits units or phantom units that corresponds to profits units, designed to share in the equity value appreciation of each respective subsidiary.

Equity-based compensation by plan and total amounts included in selling, general and administrative expenses were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
2021 Incentive Award Plan	$202,437	$181,540	$254,565
Pre-IPO equity awards	2,783	17,250	274,895
TKO 2023 Plan	6,724	—	—
WWE Replacement Awards	31,747	—	—
Other various subsidiaries awards	12,496	11,373	3,007
Total equity-based compensation expense	$256,187	$210,163	$532,467

As of December 31, 2023, total unrecognized compensation cost for unvested awards and the related remaining weighted average period for expensing is summarized below:

	Unrecognized Compensation Costs (in thousands)	Period Remaining (in years)

2021 Incentive Award Plan	$238,164	2.20
Pre-IPO equity awards	3,049	1.70
TKO 2023 Plan	66,958	2.32
WWE Replacement Awards	59,370	2.30
Total equity-based unrecognized compensation costs	$367,541

Valuation Techniques

For time-based vesting RSUs and restricted share awards (RSAs), the Company used the closing share price on the date of grant. For RSUs with market-based vesting conditions, the Company used a Monte Carlo simulation model to determine the fair value and the derived service periods of these awards.

The Company estimates the fair value of each stock option (and prior to the IPO, each award) on the date of grant using a Black-Scholes option pricing model. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on comparable publicly traded companies’ stock movements. The expected life represents the period of time that the respective awards are expected to be outstanding. The risk-free interest rate is based on the U.S treasury yield curve in effect at the time of grant. All stock options exercised will be settled in Class A common stock. The key assumptions used for units granted in the years ended December 31, 2023, 2022 and 2021 are as follows:

	Risk-free Interest Rate	Expected Volatility	Expected Life (in years)	Expected Dividend Yield
2021 Incentive Award Plan
Year Ended December 31, 2023	3.47%	42.0%	6.00	0%
Year Ended December 31, 2022	1.85%-1.89%	40.9%	6.00	0%
Year Ended December 31, 2021	0.97%-1.34%	40.7%-41.6%	5.50 to 6.25	0%

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

The following table summarizes the RSUs and RSAs award activity for the year ended December 31, 2023.

	Time Vested RSUs, RSAs		Market/ Market and Time Vested RSUs
	Units	Value *	Units	Value *
Outstanding at January 1, 2023	5,167,949	$30.23	1,429,209	$25.85
Granted	7,988,968	$22.20	—	$—
Released	(5,262,072)	$24.46	(184,805)	$29.32
Forfeited	(423,241)	$22.87	(151,790)	$25.19
Outstanding at December 31, 2023	7,471,604	$26.12	1,092,614	$25.35
Vested and releasable at December 31, 2023	519,925	$26.98	—	$—

* Weighted average grant date fair value

The following table summarizes the stock options award activity for the year ended December 31, 2023.

	Stock Options
	Options	Weighted average exercise price

Outstanding at January 1, 2023	4,089,561	$25.55
Granted	80,220	$21.73
Exercised	(5,729)	$24.00
Forfeited or expired	(80,208)	$24.61
Outstanding at December 31, 2023	4,083,844	$25.49
Vested and exercisable at December 31, 2023	2,989,081	$24.81

The weighted average grant-date fair value of stock options granted under the Company’s 2021 Plan during the years ended December 31, 2023, 2022 and 2021 was $9.92, $12.57 and $9.72, respectively.

The total grant-date fair value of RSUs and stock options which vested during the years ended December 31, 2023, 2022 and 2021 was $152.3 million, $96.2 million and $120.8 million respectively. The aggregate intrinsic value of vested RSUs and stock options As of December 31, 2023 was $12.4 million. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was less than hundred thousand, none and $0.1 million, respectively.

TKO 2023 Plan

The TKO 2023 Plan provides for the grant of incentive or non-qualified stock options, stock appreciation rights, restricted stock, RSUs, other stock or cash-based awards and dividend equivalents. Awards may be granted under the TKO 2023 Plan to directors, officers, employees, consultants, advisors and independent contractors of TKO and its affiliates (including TKO OpCo and its subsidiaries).

The terms of each award, including vesting and forfeiture, are determined by the administrator of the TKO 2023 Plan. Key grant terms include time-based vesting over a six-month to four-year period.

During the year ended December 31, 2023, a total amount of 935,536 RSUs were granted under the TKO 2023 Plan, at a weighted average grant date fair value of $91.23.

WWE Replacement Awards

The value of the Replacement Awards was determined using the closing price of WWE Class A common stock, par value $0.01 per share ("WWE Class A common stock"), on the day immediately preceding the closing of the Transactions. The portion of the Replacement Awards issued in connection with the Transactions that was associated with services rendered prior to the date of the Transactions was included in the total consideration transferred, as described in Note 4. The remaining unvested portion of the Replacement Awards, equity-based compensation costs of RSUs are recognized over the total remaining service period on a straight-line basis.

Unvested Replacement Awards accrue dividend equivalents at the same rate as are paid on shares of TKO Class A common stock, par value $0.00001 per share (the "TKO Class A common stock"). The dividend equivalents are subject to the same vesting schedule as the underlying Replacement Awards.

The following table summarizes the RSU Replacement Awards activity for the year ended December 31, 2023:

	Time Vested RSUs
	Units	Value *
Assumed from WWE	1,011,215	$100.65
Vested	(209,982)	$100.65
Forfeited	(146,581)	$100.65
Dividend equivalents	46,438	$100.65
Outstanding at December 31, 2023	701,090	$100.65

* Weighted average grant date fair value

The following table summarizes the PSU Replacement Awards activity for the year ended December 31, 2023:

	Time Vested PSUs		Market/ Market and Time Vested PSUs
	Units	Value *	Units	Value *
Assumed from WWE	641,190	$100.65	20,460	$100.65
Vested	(54,478)	$100.65	—	$—
Forfeited	(272,297)	$83.75	(20,460)	$100.65
Dividend equivalents	12,988	$100.65	—	$—
Outstanding at December 31, 2023	327,403	$93.84	—

CEO and Executive Chairman Market-Based Incentive Awards

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

The performance-vesting RSUs awarded to the CEO and Executive Chairman of the Company (each a "Market-Based Incentive Award") are accounted for under ASC 718 as equity-classified awards due to the fixed number of shares of the Company’s Class A common stock each of the CEO and the Executive Chairman will be eligible for upon the achievement of each respective threshold. The Company used a Monte Carlo simulation model to determine the fair value and the derived service periods of these Market-Based Incentive Awards.

For the years ended December 31, 2023, 2022 and 2021, total equity-based compensation expense for these Market-Based Incentive Awards was $56.5 million, $76.7 million and $74.8 million, respectively. As of December 31, 2023, total unrecognized equity-based compensation related to these CEO and Executive Chairman Market-Based Incentive Awards is $113.6, which is expected to be recognized over a weighted-average period of approximately 2.11 years.

15. EMPLOYEE BENEFITS

Qualified Retirement Plan

The Company sponsors a matching 401(k) plan for eligible employees of the Company. Employees are automatically enrolled into the Plan after completing a required term of service. Under the Plan, employees can elect to contribute a percentage of annual pay and the Company will also match the 401(k) contributions. In addition, certain non-U.S. employees are covered by defined contribution government sponsored and administered programs. Contribution charges for the profit-sharing and defined contribution plans, which approximates actual cash contributions made, were $30.8 million, $23.5 million and $12.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Income (loss) before income taxes and equity losses of affiliates includes the following components (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$761,863	$(105,445)	$(356,172)
Foreign	36,464	2,210	(60,851)
Total	$798,327	$(103,235)	$(417,023)

The provision for (benefit from) income tax consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
U.S. federal, state, and local	$69,307	$12,656	$3,946
Foreign	44,616	47,439	47,532
Total current	113,923	60,095	51,478
Deferred:
U.S. federal, state, and local	100,344	(697,843)	(77,782)
Foreign	5,573	(10,755)	4,027
Total deferred	105,917	(708,598)	(73,755)
Total provision for (benefit from) income taxes	$219,840	$(648,503)	$(22,277)

The Company's effective tax rate for the years December 31, 2023, 2022 and 2021 was 27.5%, 628.2% and 5.3%, respectively. The effective income tax rate based on the actual provision (benefit) shown in the consolidated statements of operations differs from the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21%	21%	21%
Income tax benefit at U.S. federal statutory rate	$167,649	$(21,679)	$(87,575)
Partnership (income) loss not taxable/deductible for tax	(17,676)	(39,278)	8,722
Tax impact of foreign operations	20,358	(13,678)	4,215
Permanent differences	17,315	(17,284)	8,845
Nondeductible meals and entertainment	4,605	3,033	1,187
Equity method investments	(3,055)	(21,511)	(5,301)
Capital loss carryforward	—	3,649	(137)
UK hybrid restriction	(2,187)	(2,192)	6,216
Withholding tax	29,601	17,503	24,508
Foreign tax credit, net of expiration	(28,838)	3,384	1,556
Foreign tax deduction	873	(6,937)	(5,964)
Equity compensation	29,273	27,197	59,716
Deferred impact of foreign tax rate change	(250)	(775)	10,684
Net operating loss adjustment	(9,732)	(40,200)	—
Section 743(b)/734 adjustment	(7,478)	(51,170)	—
Tax receivable agreement adjustment	(16,646)	136,310	21,365
Valuation allowance	(5,348)	(685,975)	(83,144)
Unrecognized tax benefits	10,971	8,518	6,605
U.S. state and local taxes	29,903	51,701	5,002
Other	502	881	1,223
Total provision for (benefit from) income taxes	$219,840	$(648,503)	$(22,277)

Principal components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Compensation and severance	66,435	41,212
Net operating loss, tax credits, and other tax carryforwards	293,156	286,008
Lease liability	117,175	61,439
Intangible assets	—	575,573
Property, buildings and equipment	—	2,110
Other assets	58,282	21,657
Total gross deferred tax assets	535,048	987,999
Less valuation allowance	(182,937)	(171,676)
Total deferred tax assets	352,111	816,323
Deferred tax liabilities:
Investments	(144,547)	(124,544)
Loss contracts	(29,575)	(14,613)
Property, buildings and equipment	(56,974)	—
Intangible assets	(67,472)	—
Lease asset	(111,520)	(53,253)
Branch offset	(23,822)	(19,639)
Other liabilities	(15,485)	(4,463)
Total gross deferred tax liabilities	(449,395)	(216,512)
Net deferred tax (liabilities) assets	$(97,284)	$599,811

Of the $(97.3) million of net deferred tax liabilities and $599.8 million of net deferred tax assets as of December 31, 2023 and 2022, $430.8 million and $771.4 million, respectively, were recorded in deferred income taxes, and $528.1 million and $171.6 million, respectively, were recorded in other long-term liabilities in the consolidated balance sheets.

As of December 31, 2023, the Company has federal net operating loss carryforwards of $100.0 million, of which $63.7 million expires in years 2024 through 2037 and $36.3 million have an indefinite carryforward period. In addition, as of December 31, 2023, the Company has foreign tax credit carryforwards of $131.5 million, which expire in years 2024 through 2033. As of December 31, 2023, the Company has foreign net operating losses of $87.8 million, which expire over various time periods ranging from 5 years to no expiration and foreign capital loss carryforwards of $9.9 million, which have no expiration. As of December 31, 2023, the Company also has state net operating losses, which will generate a tax benefit of $16.2 million and expire in years 2024 through 2043.

As of December 31, 2023 and 2022, the Company increased (decreased) its valuation allowances by $11.3 million and $(687.3) million, respectively. Of the $11.3 million net valuation allowance change in 2023, $(5.3) million was recorded in the provision for income taxes as a tax benefit, and $16.6 million was recorded to goodwill in connection with the Transactions. Of the $(687.3) million net valuation allowance change in 2022, $(686.0) million was recorded in the provision for income taxes as a tax benefit, and $(1.3) million was recorded in other comprehensive income.

As of December 31, 2023, 2022, and 2021, the Company had unrecognized tax benefits of $56.7 million, $42.4 million, and $40.0 million, respectively. The aggregate changes to the liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$42,378	$40,016	$34,425
Acquisitions	31	—	853
Gross increases	22,056	11,892	16,623
Gross decreases	(500)	(1,189)	(11,087)
Lapse of statute of limitations	(7,805)	(6,156)	(604)
Translation adjustments	575	(2,185)	(194)
Ending balance	$56,735	$42,378	$40,016

The Company recognized interest and penalties related to unrecognized tax benefits in its provisions for income taxes. The gross amount of interest accrued as of December 31, 2023, 2022 and 2021 related to unrecognized tax benefits is $15.2 million, $9.5 million, and $6.1 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized interest of $5.7 million, $3.4 million, and $1.9 million, respectively, through the income tax provision. The gross amount of penalties accrued as of December 31, 2023, 2022 and 2021 is $1.4 million, $0.1 million, and $0.2 million, respectively. For the years ended December 31, 2023 and 2022, the Company recognized $1.1 million and $0.2 million of penalties through the income tax provision and recognized no penalties through the income tax provision for the year ended December 31, 2021. As of December 31, 2023, approximately $63.6 million would affect the Company’s effective tax rate upon resolution of the uncertain tax positions. Where applicable, the Company records unrecognized tax benefits against related deferred tax assets from net operating loss or foreign tax credit carry forwards.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2023, with few exceptions, the Company is subject to review by U.S. federal taxing authorities for 2020 and subsequent years. One of the Company's material US partnership income tax returns and one of the corporate income tax returns are under IRS examination for 2021 and 2020, respectively. In addition, one of the Company's US partnership income tax returns is under New York City examination for 2018 and 2019. Other than these, the Company is no longer subject to examination by state and local income tax authorities for periods prior to 2020.

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO ("TRA Holders"). The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes (determined by using certain assumptions), or in some cases is deemed to realize, as a result of the following attributes (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRA, (iii) deductions attributable to imputed interest pursuant to the TRA and (iv) other tax attributes (including existing tax basis) allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

For the year ended December 31, 2023, the Company recorded a total TRA liability reduction of $40.6 million as a remeasurement adjustment through the consolidated statement of operations. As of December 31, 2023, the Company has a TRA liability of approximately $990.5 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

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

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. For the year ended December 31, 2023, the Company is not subject to CAMT and will continue to assess the potential tax effects of the CAMT on our consolidated financial statements.

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). Various jurisdictions have adopted or are in the process of enacting legislation to adopt GloBE rules and other countries are expected to adopt GloBE rules in the future. While changes in tax laws in the various countries in which the Company operates can negatively impact the Company's results of operations and financial position in future periods, the Company does not expect the impact of adoption of GloBE rules, effective January 1, 2024, will be material to the Company's consolidated financial position. The Company will continue to monitor legislative and regulatory developments in this area.

17. REVENUE

Effective January 1, 2023, the Company created a fourth segment, Sports Data & Technology as described in Note 18. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

The following table presents the Company’s revenue disaggregated by primary revenue sources for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$981,694	$385,972	$—	$326,014	$1,693,680
Technology platforms and services	—	56,880	—	143,832	200,712
Media production, distribution and content	4,816	297,456	318,207	—	620,479
Events and performance	744,349	1,433,091	—	—	2,177,440
Talent representation and licensing	85,021	—	885,028	—	970,049
Marketing	—	—	341,206	—	341,206
Eliminations	—	—	—	—	(43,409)
Total	$1,815,880	$2,173,399	$1,544,441	$469,846	$5,960,157

	Year Ended December 31, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$674,043	$377,426	$—	$225,614	$1,277,083
Technology platforms and services	—	82,026	—	34,920	116,946
Media production, distribution and content	6,113	241,740	288,477	—	536,330
Events and performance	598,546	1,491,097	—	—	2,089,643
Talent representation and licensing	53,633	—	900,431	—	954,064
Marketing	—	—	323,242	—	323,242
Eliminations	—	—	—	—	(29,171)
Total	$1,332,335	$2,192,289	$1,512,150	$260,534	$5,268,137

	Year Ended December 31, 2021
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$642,879	$733,436	$—	$190,700	$1,567,015
Technology platforms and services	—	96,027	—	—	96,027
Media production, distribution and content	5,700	256,654	1,023,798	—	1,286,152
Events and performance	434,128	760,188	—	—	1,194,316
Talent representation and licensing	25,500	—	698,679	—	724,179
Marketing	—	—	237,280	—	237,280
Eliminations	—	—	—	—	(27,256)
Total	$1,108,207	$1,846,305	$1,959,757	$190,700	$5,077,713

In the years ended December 31, 2023, 2022 and 2021, $49.9 million, $53.7 million and $48.4 million, respectively, of revenue was recognized from performance obligations satisfied in prior periods primarily related to talent representation and licensing.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of December 31, 2023 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
2024	$2,567,081
2025	2,117,741
2026	998,172
2027	848,203
2028	700,310
Thereafter	797,454
$8,028,961

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

The following table presents the Company’s contract liabilities as of December 31, 2023 and 2022 (in thousands):

Description	December 31, 2022	Additions	Deductions	Acquisitions	Divestitures	Foreign Exchange	December 31, 2023
Deferred revenue - current	$716,147	$3,069,347	$(2,922,116)	$80,259	$(143,011)	$6,942	$807,568
Deferred revenue - noncurrent	$91,838	$83,631	$(114,692)	$—	$(35,195)	$(1,636)	$23,946

18. SEGMENT INFORMATION

Subsequent to the acquisition of OpenBet and effective January 1, 2023, the Company created a fourth segment, Sports Data & Technology, to align with how the Company's chief operating decision maker ("CODM") manages the businesses. This segment consists of OpenBet, the Company's sports betting content, platform and service provider business, acquired in September 2022, and the Company's sports data and technology business, IMG ARENA, both of which were previously included in the Company's Events, Experiences & Rights segment. As a result, the Company now has the following four reportable segments: Owned Sports Properties, Events, Experiences & Rights, Representation, and Sports Data & Technology. The Company also reports the results for the "Corporate" group. All prior period amounts related to the segment change have been retrospectively reclassified to conform to the new presentation.

Owned Sports Properties consists of a portfolio of unique sports and entertainment properties, including UFC, WWE, PBR and Euroleague Ventures S.A. ("Euroleague") that license broadcast and other intellectual property rights and operate exclusive live events. In addition, at the end of 2021 and in January 2022, the Company acquired ten PDL Clubs, which were being operated under the DBH umbrella. In September 2022, the Company sold the DBH business, including the PDL Clubs.

Events, Experiences & Rights consists of providing services to a diverse portfolio of live events annually, including live sports events, fashion, art fairs and music, culinary and lifestyle festivals and major attractions. The Company owns and operates many of these events and operates other events on behalf of third parties. The Company previously owned and operated IMG Academy, a leading sports and education brand with an innovative suite of on-campus and online programming, including its Bradenton, Florida boarding school and sports camps. In June 2023, we sold all of the Academy business. Additionally, the Company produces and distributes sports video programming.

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

Sports Data & Technology, which was formed on January 1, 2023, is comprised of our sports data and technology business, OpenBet and IMG ARENA, which were both previously included in our Events, Experiences & Rights segment (IMG ARENA is integrated under the OpenBet business starting in 2024). Our OpenBet business specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre.

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

The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. EBITDA is generally adjusted for equity-based compensation; merger, acquisition and earn-out costs; certain legal costs; restructuring, severance and impairment charges; certain non-cash fair value adjustments, tax receivable agreement liability adjustments and certain other items, including gains/losses on business divestitures. All segments follow the same accounting policies as described in Note 2. Revenue by geographic area is based on the location of the legal entity that sells the services.

Asset information by segment is not provided to the Company’s chief operating decision maker as that information is not used in the determination of resource allocation or in assessing the performance of the Company’s segments. A significant portion of the Company’s assets represent goodwill and intangible assets arising from business combinations.

Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Years Ended December 31,
	2023	2022	2021
Owned Sports Properties	$1,815,880	$1,332,335	$1,108,207
Events, Experiences & Rights	2,173,399	2,192,289	1,846,305
Representation	1,544,441	1,512,150	1,959,757
Sports Data & Technology	469,846	260,534	190,700
Eliminations	(43,409)	(29,171)	(27,256)
Total consolidated revenue	$5,960,157	$5,268,137	$5,077,713

Reconciliation of segment profitability

	Years Ended December 31,
	2023	2022	2021
Owned Sports Properties	$827,024	$648,158	$537,627
Events, Experiences & Rights	228,140	294,818	178,870
Representation	391,114	469,757	383,388
Sports Data & Technology	62,705	47,826	36,709
Corporate	(293,260)	(297,031)	(256,278)
Adjusted EBITDA	1,215,723	1,163,528	880,316
Reconciling items:
Equity losses (earnings) of affiliates	9,905	5,038	(3,402)
Interest expense, net	(345,683)	(282,255)	(268,677)
Depreciation and amortization	(361,511)	(266,775)	(282,883)
Equity-based compensation expense	(256,187)	(210,163)	(532,467)
Merger, acquisition and earn-out costs	(108,457)	(68,728)	(60,904)
Certain legal costs	(41,067)	(16,051)	(5,451)
Restructuring, severance and impairment	(126,661)	(13,258)	(8,490)
Fair value adjustment - equity investments	985	12,029	21,558
Net gain on sale of the restricted Endeavor Content business	—	463,641	—
Net gain on sale of the Academy business	736,978	—	—
Tax receivable agreement liability adjustment	40,635	(873,264)	(101,736)
Other	33,667	(16,977)	(54,887)
Income (loss) before income taxes and equity losses of affiliates	$798,327	$(103,235)	$(417,023)

Revenue by geographic area

	Years Ended December 31,
	2023	2022	2021
United States	$4,396,204	$3,995,297	$3,692,000
United Kingdom	1,271,079	1,044,227	1,247,312
Rest of world	292,874	228,613	138,401
Total revenue	$5,960,157	$5,268,137	$5,077,713

Long-lived assets by geographic area

	December 31,
	2023	2022
United States	$827,767	$607,586
United Kingdom	87,393	70,182
Rest of world	29,747	18,534
Total long-lived assets	$944,907	$696,302

19. LEASES

The Company has operating and finance leases, in which the Company is the lessee, primarily for real estate property for offices around the world. The Company’s operating and finance leases have lease terms, which range from one year to 21 years and one year to 27 years, respectively.

Lease cost for operating leases was $87.8 million, $80.2 million, and $81.8 million for the years ended December 31, 2023, 2022 and 2021, and was classified within selling, general, and administrative expenses in the consolidated statements of operations. Lease cost for finance leases for the year ended December 31, 2023 was $11.4 million, of which $5.4 million was classified within depreciation and amortization and $6.0 million was classified within interest expense, net in the consolidated statement of operations.

The following table presents information on the Company’s operating and finance leases for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating Leases
Cash paid for amounts included in the measurement of operating lease liabilities	$92,720	$86,614	$78,984
Right-of-use assets obtained in exchange for operating lease obligations	$34,255	$37,004	$59,768
Finance Leases
Cash paid for amounts included in the measurement of finance lease liabilities	$5,883	$—	$—
Right-of-use assets obtained in exchange for new finance lease obligations	$257,359	$—	$—

The following table presents information on the Company’s operating and finance leases for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Operating Leases
Weighted average remaining lease term (in years)	5.3	6.2
Weighted average discount rate	6.8%	6.7%
Finance Leases
Weighted average remaining lease term (in years)	25.2	—
Weighted average discount rate	8.1%	—

The following table reconciles the undiscounted cash flows for the operating and finance leases as of December 31, 2023 to the operating and finance lease liabilities recorded in the consolidated balance sheet (in thousands):

	Years Ending December 31,
	Operating Leases	Finance Leases
2024	$97,870	$27,554
2025	90,361	24,551
2026	85,742	24,644
2027	68,586	20,600
2028	31,530	19,536
Thereafter	59,960	498,572
Total future minimum lease payments	434,049	615,457
Less: imputed interest	(70,246)	(362,034)
Present value of future minimum lease payments	363,803	253,423
Less: current portion of operating and finance lease liabilities	(76,229)	(8,135)
Long-term operating and finance lease liabilities	$287,574	$245,288

As of December 2023, the Company has an additional operating lease that has not yet commenced with future minimum lease payments of approximately $253.9 million that will commence in 2024 with a lease term of up to 13 years.

20. COMMITMENTS AND CONTINGENCIES

Guarantees and Commitments

The Company routinely enters into purchase or guarantee arrangements for event, media or other representation rights. The following is a summary of the Company’s annual commitments under certain guaranteed agreements as of December 31, 2023 (in thousands):

	Payments due by period
	Total	2024	2025 - 2026	2027 - 2028	After 2028
Purchase/guarantee agreements	$2,973,348	$809,009	$929,240	$878,413	$356,686

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

Zuffa has five related class-action lawsuits filed against it between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which are substantially identical were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the "Le" case). The lawsuit alleges that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they seek treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. On January 18, 2024, the court denied Zuffa's motion for summary judgment and requests to exclude the fighter plaintiffs' experts. The court has set a trial date of April 15, 2024. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs may seek at the April 15, 2024 trial is damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No 2:21-cv-1189-RFB-BNW (D. Nev.) (the "Johnson" case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017 to the present and alleges substantially similar claims to the Le case and seeks injunctive relief. The defendants in the Johnson case are Zuffa, Endeavor, and TKO OpCo. Discovery recently opened and will continue at least through mid-2025. The Company believes that the claims alleged lack merit and intends to defend itself vigorously against them.

On January 11, 2022, a complaint was filed against WWE by MLW Media LLC ("MLW"), captioned MLW Media LLC v. World Wrestling Entertainment, Inc., No. 5:22-cv-00179-EJD (N.D. Cal.), alleging that WWE interfered with MLW’s contractual relationship with certain media platforms and engaged in other anticompetitive and unfair business practices in violation of the Sherman Antitrust Act and California law. On December 22, 2023, the parties notified the court that they had entered into a settlement agreement in the amount of $20.0 million and stipulated that the case should be voluntarily dismissed with prejudice. In light of the settlement, the case was dismissed with prejudice on December 26, 2023.

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the "Special Committee") was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon (the "Special Committee Investigation"). Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chairman of the Board of Directors of TKO. Although the Special Committee investigation is complete, and, in January 2024, Mr. McMahon resigned from his position as Executive Chairman and member of TKO's Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters. On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. No charges have been brought in these investigations. WWE has received voluntary and compulsory legal demands for documents, including from federal law enforcement and regulatory agencies, concerning the investigation and related subject matters.

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act.

On November 17, 2023, a purported former stockholder of WWE, Laborers' District Council and Contractors' Pension Fund of Ohio, filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware, captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”). On November 20, 2023, another purported WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Vincent K. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III, arising out of the Transactions. These cases are pending consolidation and are in the early stages.

On January 4, 2024, the City of Pontiac Reestablished General Employee's Retirement System, a purported stockholder of WWE, filed an action in the Court of Chancery of the State of Delaware seeking certain books and records related to the Transactions under Section 220 of the Delaware General Corporations Code (the "Pontiac Action"). On February 12, 2024, the Court entered an order vacating the case schedule and staying the Pontiac Action.

21. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022
Other current assets	$11,837	$17,827
Investments	3,322	2,146
Other assets	33,454	—
Deferred revenue	1,446	825
Other current liabilities	3,347	3,801

	Years Ended December 31,
	2023	2022	2021
Revenue	$57,489	$45,341	$24,487
Direct operating costs	26,030	17,993	7,998
Selling, general and administrative expenses	7,575	16,614	16,943
Other (expense) income, net	(5,254)	(6,806)	3,500

As of December 31, 2023, the Company has an equity-method investment in Euroleague, a related party. For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $9.4 million, $7.9 million and $5.6 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $11.9 million, $10.3 million and $12.4 million, respectively, for production services provided to Euroleague as well as direct operating costs of $9.3 million, $7.0 million and less than $0.1 million, respectively, for the procurement of a license for gaming rights from Euroleague, which are included in the Sports Data & Technology segment. As of December 31, 2023 and 2022, the Company had a receivable due from Euroleague of $7.7 million and $8.4 million, respectively, and a payable due to Euroleague of $0.3 million and $1.0 million, respectively.

As of December 31, 2023 the Company has an equity method investment in Fifth Season, a related party. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $8.7 million and $2.8 million, respectively, and direct operating costs of $6.4 million and none, respectively for production services, which are primarily included in the Representation segment. As of December 31, 2023 and 2022, the Company had a receivable due from Fifth Season of $1.0 million and $2.9 million, respectively, and a payable due to Fifth Season of $1.2 million and $0.1 million, respectively. In September 2023, the Company provided a loan of $30.0 million to Fifth Season, which has been recorded in other assets in the consolidated balance sheet. The loan matures in 2026.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the year ended December 31, 2023 and 2022, the Company recorded expenses of $7.0 million and $26.3 million, respectively, in transaction costs with Raine for investment banking services in connection with the sale of certain businesses (Note 4). In addition, during the years ended December 31, 2023 and 2022, the Company invested $1.2 million and $2.1 million, respectively, in non-marketable funds maintained by Raine.

In September 2022, the Company sold the ten PDL Clubs that operated under the DBH umbrella to Silver Lake, stockholders of the Company (Note 4).

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize (Note 16). As of December 31, 2023 and 2022, the Company had $990.5 million and $1,011.7 million recorded, respectively, out of which $362.8 million and $390.1 million is due to related parties, respectively.

Vincent K. McMahon, who served as Executive Chairman of TKO's Board of Directors until January 26, 2024, controls a significant portion of the voting power of the issued and outstanding shares of TKO’s common stock.

Mr. McMahon has agreed to make future payments to certain counterparties personally. In accordance with the SEC’s Staff Accounting Bulletin Topic 5T, Miscellaneous Accounting, Accounting for Expenses or Liabilities Paid by Principal Stockholders (“Topic 5T”), the Company concluded that these amounts should be recognized by the Company as expenses in the period in which they become probable and estimable.

In connection with the acquisition of WWE, the Company assumed $3.5 million of liabilities related to future payments owed by Mr. McMahon to certain counterparties, of which $2.0 million was paid directly by Mr. McMahon during the period of September 12, 2023 through December 31, 2023. During the period of September 12, 2023 through December 31, 2023, the Company recorded $3.5 million of expenses associated with payments made directly by Mr. McMahon to certain counterparties. These costs are included within selling, general and administrative expenses in the consolidated statement of operations. Additionally, during the period of September 12, 2023 through December 31, 2023, the Company recorded $3.5 million of costs associated with payments made directly by Mr. McMahon related to WWE’s global headquarters lease. These costs are included within finance lease right-of-use assets, which are recorded in other assets in the consolidated balance sheet. These payments are considered non-cash capital contributions and are included as a component of nonredeemable non-controlling interests contributions in our consolidated statement of redeemable interests and shareholders’/members’ equity. As of December 31, 2023, total liabilities of $1.5 million are included within accrued liabilities in the consolidated balance sheet related to future payments owed by Mr. McMahon to certain counterparties.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse TKO for additional costs incurred in connection with and/or arising from the same matters. During the year ended December 31, 2023, Mr. McMahon reimbursed TKO $5.8 million associated with these costs. This reimbursement is considered a capital contribution and is included as a component of nonredeemable non-controlling interests contributions in the consolidated statement of redeemable interests and shareholders’/members’ equity.

Additionally, during the period of September 12, 2023 through December 31, 2023, TKO repurchased 1,308,729 shares of its Class A Common Stock held by Mr. McMahon for an aggregate purchase price of $100.0 million (Note 11).