Form 10-Q
period 2024-03-31
Endeavor Group Holdings, Inc.
filed 2024-05-09
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

As of April 30, 2024, there were 302,461,128 shares of the registrant’s Class A common stock outstanding, 165,059,586 shares of the registrant’s Class X common stock outstanding and 225,347,636 shares of the registrant’s Class Y common stock outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical facts contained in this Quarterly Report, including without limitation, statements regarding the anticipated timing, benefits and costs associated with the Merger Agreement and Merger-Related Transactions (as defined below), our expectations surrounding the Merger Agreement and Merger-Related Transactions and its ability to maximize shareholder value, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, future events or expected performance, are forward-looking statements.

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

•
risks related to the Merger Agreement and Merger-Related Transactions;
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
•
risks related to the TKO Transactions;
•
risks related to our paying quarterly cash dividends, including pursuant to the Merger Agreement; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Annual Report"), as updated by Part II, Item 1A. "Risk Factors" in this Quarterly Report, and Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report and in our subsequent filings with the Securities and Exchange Commission (the "SEC").

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
•
"Endeavor Profits Units" refers to the profits units of Endeavor Operating Company that are economically similar to stock options. Each Endeavor Profits Unit has a per unit hurdle price, which is economically similar to the exercise price of a stock option.

•
"Executive Holdcos" refers to Endeavor Executive Holdco, LLC, Endeavor Executive PIU Holdco, LLC, and Endeavor Executive II Holdco, LLC, each a management holding company, the equity owners of which include current and former senior officers, employees, or other service providers of Endeavor Operating Company, and which are controlled by Messrs. Emanuel and Whitesell.
•
"fully-diluted basis" means on a basis calculated assuming the full cash exercise (and not net settlement but, for the avoidance of doubt, including the conversion of the Convertible Notes (to the extent not converted prior to closing of the TKO Transactions)) of all outstanding options, warrants, restricted stock units, performance stock units, dividend equivalent rights and other rights and obligations (including any promised equity awards and assuming the full issuance of the shares underlying such awards) to acquire voting interests of TKO Group Holdings (without regard to any vesting provisions and, with respect to any promised awards whose issuance is conditioned in full or in part based on achievement of performance goals or metrics, assuming achievement at target performance) and the full conversion, exercise, exchange, settlement of all issued and outstanding securities convertible into or exercisable, exchangeable or settleable for voting interests of TKO Group Holdings, not including any voting interests of TKO Group Holdings reserved for issuance pursuant to future awards under any option, equity bonus, share purchase or other equity incentive plan or arrangement of TKO Group Holdings (other than promised awards described above), and any other interests or shares, as applicable, that may be issued or exercised. For the avoidance of doubt, this definition assumes no net settlement or other reduction in respect of withholding tax obligations in connection with the issuance, conversion, exercise, exchange or settlement of such rights or obligations to acquire interests of TKO Group Holdings as described in the foregoing.
•
"Merger Agreement" refers to the Agreement and Plan of Merger, entered into on April 2, 2024, by and among the Company, Endeavor Manager, Endeavor Operating Company (together with the Company and Endeavor Manager, the “Company Entities” and each, a “Company Entity”), Executive Holdcos, Wildcat EGH Holdco, L.P., a Delaware limited partnership (“Holdco Parent”), Wildcat OpCo Holdco, L.P., a Delaware limited partnership (“OpCo Parent” and, together with Holdco Parent, the “Parent Entities” and each, a “Parent Entity”), Wildcat PubCo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdco Parent (“Company Merger Sub”), Wildcat Manager Merger Sub, L.L.C., a Delaware limited liability company and a wholly-owned subsidiary of Company Merger Sub (“Manager Merger Sub”), Wildcat OpCo Merger Sub, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of OpCo Parent (“OpCo Merger Sub” and, together with Endeavor Manager Merger Sub and Company Merger Sub, the “Merger Subs” and each, a “Merger Sub”).
•
"Merger" and “Merger-Related Transactions” refers to the transactions contemplated by the terms of the Merger Agreement (as defined above) that, upon completion, will result in Endeavor’s common stock no longer being listed on any public market (referred to as, the “take-private transaction”). Pursuant to the Merger Agreement, (a) OpCo Merger Sub will merge with and into Endeavor Operating Company, with Endeavor Operating Company surviving the merger, collectively owned, directly or indirectly, by OpCo Parent, Endeavor Manager and certain Rollover Holders (as defined herein) (the “OpCo Merger”), (b) immediately following the OpCo Merger, Manager Merger Sub will merge with and into Endeavor Manager, with Endeavor Manager surviving the merger, wholly-owned by the Company (the “Manager Merger”) and (c) immediately following the Manager Merger, Company Merger Sub will merge with and into the Company, with the Company surviving the merger, collectively owned, directly or indirectly, by Holdco Parent and certain Rollover Holders (the “Company Merger” and, together with the Manager Merger and the OpCo Merger, the “Merger” and, together with the other transactions contemplated by the Merger Agreement, collectively, the “Merger-Related Transactions”).
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
•
“Rollover Holders" refers to certain holders of equity interests in the Company and Endeavor Operating Company (each, a “Rollover Holder”) each of which entered into a rollover agreement with the Parent Entities, pursuant to which each Rollover Holder has agreed, on the terms and subject to the conditions set forth in the rollover agreements, that certain of their equity interests in Endeavor Operating Company will remain outstanding in the OpCo Merger, and certain of shares of Common Stock they own will remain outstanding in the Company Merger.
•
"Silver Lake Equityholders" refers to certain affiliates of Silver Lake that are our stockholders.
•
"TKO" refers to TKO Group Holdings, Inc., a consolidated subsidiary of the Company, which, following the TKO Transactions, owns and operates the UFC and WWE.
•
The "TKO Transactions" refer to the combination of the UFC and WWE businesses into a new publicly listed company, TKO.
•
"UFC" refers to the Ultimate Fighting Championship, the professional mixed martial arts ("MMA") organization.
•
"UFC Parent" or "Zuffa" refers to Zuffa Parent LLC (n/k/a TKO Operating Company, LLC or "TKO OpCo").
•
"WWE" refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$778,643	$1,166,526
Restricted cash	322,377	278,456
Accounts receivable (net of allowance for doubtful accounts of $67,449 and $66,650, respectively)	1,087,852	939,790
Deferred costs	656,122	627,170
Other current assets	558,023	452,605
Total current assets	3,403,017	3,464,547
Property and equipment, net	950,207	944,907
Operating lease right-of-use assets	435,818	320,395
Intangible assets, net	5,099,843	5,212,365
Goodwill	10,081,052	10,151,839
Investments	404,210	397,971
Deferred income taxes	433,081	430,765
Other assets	705,515	621,984
Total assets	$21,512,743	$21,544,773
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$608,855	$587,608
Accrued liabilities	835,996	710,725
Current portion of long-term debt	54,753	58,894
Current portion of operating lease liabilities	68,275	76,229
Deferred revenue	798,192	807,568
Deposits received on behalf of clients	308,601	262,436
Current portion of tax receivable agreement liability	120,527	156,155
Other current liabilities	132,595	137,330
Total current liabilities	2,927,794	2,796,945
Long-term debt	4,955,400	4,969,417
Long-term operating lease liabilities	409,894	287,574
Long-term tax receivable agreement liability	718,643	834,298
Deferred tax liabilities	526,505	528,049
Other long-term liabilities	560,895	405,979
Total liabilities	10,099,131	9,822,262
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	229,287	215,458
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 301,534,075 and 298,698,490 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class X common stock, $0.00001 par value; 4,983,448,411 and 4,983,448,411 shares authorized; 165,893,113 and 166,569,908 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Class Y common stock, $0.00001 par value; 989,681,838 and 989,681,838 shares authorized; 225,897,909 and 225,960,405 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	4,955,083	4,901,922
Accumulated deficit	(272,473)	(117,065)
Accumulated other comprehensive loss	(20,543)	(157)
Total Endeavor Group Holdings, Inc. shareholders' equity	4,662,073	4,784,706
Nonredeemable non-controlling interests	6,522,252	6,722,347
Total shareholders' equity	11,184,325	11,507,053
Total liabilities, redeemable interests and shareholders' equity	$21,512,743	$21,544,773

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,850,284	$1,596,837
Operating expenses:
Direct operating costs	844,610	724,282
Selling, general and administrative expenses	1,096,246	669,213
Depreciation and amortization	156,349	66,751
Impairment charges	64,196	—
Total operating expenses	2,161,401	1,460,246
Operating (loss) income	(311,117)	136,591
Other (expense) income:
Interest expense, net	(96,559)	(85,097)
Tax receivable agreement liability adjustment	(2,444)	2,344
Other (expense) income, net	(2,922)	24,433
(Loss) income before income taxes and equity losses of affiliates	(413,042)	78,271
(Benefit from) provision for income taxes	(111,834)	35,470
(Loss) income before equity losses of affiliates	(301,208)	42,801
Equity losses of affiliates, net of tax	(2,263)	(6,546)
Net (loss) income	(303,471)	36,255
Less: Net (loss) income attributable to non-controlling interests	(166,131)	28,224
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(137,340)	$8,031

(Loss) earnings per share of Class A common stock:
Basic	$(0.46)	$0.03
Diluted	$(0.46)	$0.03
Weighted average number of shares used in computing (loss) earnings per share:
Basic	300,460,640	291,936,777
Diluted	300,460,640	295,285,241

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(303,471)	$36,255
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gains (losses) on interest rate swaps	6,105	(1,036)
Reclassification of gains to net (loss) income for interest rate swaps	(16,793)	(11,802)
Foreign currency translation adjustments	(20,954)	22,331
Reclassification of foreign currency translation losses to net (loss) income for business divestiture	—	3,270
Total comprehensive (loss) income, net of tax	(335,113)	49,018
Less: Comprehensive (loss) income attributable to non-controlling interests	(177,398)	31,924
Comprehensive (loss) income attributable to Endeavor Group Holdings, Inc.	$(157,715)	$17,094

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2024

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable		Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group		Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.		Interests	Equity
Balance at January 1, 2024	$215,458	298,698,490	$3	166,569,908	$1	225,960,405	$2	$4,901,922	$(117,065)	$(157)	$4,784,706		$6,722,347	$11,507,053
Comprehensive income (loss)	14,726	—	—	—	—	—	—	—	(137,340)	(20,375)	(157,715)		(192,124)	(349,839)
Equity-based compensation	—	—	—	—	—	—	—	32,755	—	—	32,755		27,901	60,656
Issuance of Class A common stock due to exchanges	—	676,795	—	(676,795)	—	(62,496)	—	—	—	—	—		—	—
Issuance of Class A common stock due to releases of RSUs	—	2,158,790	—	—	—	—	—	—	—	—	—		—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,493	1,493
Distributions	(897)	—	—	—	—	—	—	—	—	—	—		(13,653)	(13,653)
Dividends ($0.06 per share)	—	—	—	—	—	—	—	—	(18,068)	—	(18,068)		(9,026)	(27,094)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	14,697	—	(11)	14,686		(14,686)	—
Equity impact of tax receivable agreement for exchanges of EOC units and Endeavor Manager units, and deferred taxes arising from changes in ownership	—	—	—	—	—	—	—	5,709	—	—	5,709		—	5,709
Balance at March 31, 2024	$229,287	301,534,075	$3	165,893,113	$1	225,897,909	$2	$4,955,083	$(272,473)	$(20,543)	$4,662,073		$6,522,252	$11,184,325

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2023

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.	Interests	Equity
Balance at January 1, 2023	$253,079	290,541,729	$2	182,077,479	$1	227,836,134	$2	$2,120,794	$(216,219)	$(23,736)	$1,880,844	$1,172,649	$3,053,493
Comprehensive income	17,409	—	—	—	—	—	—	—	8,031	9,063	17,094	14,515	31,609
Equity-based compensation	(1,527)	—	—	—	—	—	—	77,166	—	—	77,166	4,990	82,156
Issuance of Class A common stock due to exchanges	—	6,165,281	—	(6,165,281)	—	(313,103)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	2,645,345	—	—	—	—	—	—	—	—	—	—	—
Distributions	(6,567)	—	—	—	—	—	—	—	—	—	—	(19,724)	(19,724)
Accretion of redeemable non- controlling interests	1,387	—	—	—	—	—	—	(1,387)	—	—	(1,387)	—	(1,387)
Acquisition of non-controlling interests	(715)	—	—	—	—	—	—	—	—	—	—	2,475	2,475
Non-controlling interests for sale of businesses	(8,827)	—	—	—	—	—	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	57,339	—	(324)	57,015	(57,015)	—
Equity impact of tax receivable agreement for exchanges of EOC units and Endeavor Manager units, and deferred taxes arising from changes in ownership	—	—	—	—	—	—	—	(5,897)	—	—	(5,897)	—	(5,897)
Balance at March 31, 2023	$254,239	299,352,355	$2	175,912,198	$1	227,523,031	$2	$2,248,015	$(208,188)	$(14,997)	$2,024,835	$1,117,890	$3,142,725

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(303,471)	$36,255
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	156,349	66,751
Amortization and write-off of original issue discount and deferred financing cost	4,361	4,656
Amortization of content costs	12,127	4,026
Impairment charges	64,196	—
Net loss (gain) on sale/disposal and impairment of assets	14,477	(1,097)
Gain on business divestiture	—	(6,183)
Equity-based compensation expense	61,683	78,691
Change in fair value of contingent liabilities	111	(177)
Change in fair value of equity investments with and without readily determinable fair value	(158)	(681)
Change in fair value of financial instruments	(16,510)	(16,991)
Equity losses of affiliates	2,263	6,546
Net provision for allowance for doubtful accounts	1,722	2,083
Net loss (gain) on foreign currency transactions	737	(5,248)
Distributions from affiliates	2,099	1,369
Tax receivable agreement liability adjustment	2,444	(2,344)
Income taxes	(118,144)	26,462
Other, net	(498)	226
Changes in operating assets and liabilities - net of acquisition and divestiture:
Increase in receivables	(153,932)	(73,379)
(Increase)/decrease in other current assets	(4,864)	21,302
Increase in other assets	(99,281)	(55,225)
Increase in deferred costs	(36,563)	(11,824)
(Decrease)/increase in deferred revenue	(1,923)	10,068
Increase in accounts payable and accrued liabilities	155,904	23,590
Decrease in tax receivable agreement liability	(93,637)	(12,559)
Increase in other liabilities	214,241	405
Net cash (used in) provided by operating activities	(136,267)	96,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(12,237)
Purchases of property and equipment	(62,801)	(55,055)
Proceeds from business divestiture, net of cash sold	—	9,275
Proceeds from sale of assets	11,013	1,218
Investments in affiliates	(21,601)	(18,888)
Other, net	1,142	1,567
Net cash used in investing activities	(72,247)	(74,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings and finance leases	(25,313)	(22,161)
Payments under tax receivable agreement	(62,518)	(37,534)
Distributions	(14,550)	(26,291)
Dividends	(27,094)	—
Redemption payments related to pre-IPO units	—	(1,500)
Acquisition of non-controlling interests	(500)	(500)
Payments of contingent and deferred consideration related to acquisitions	(1,567)	(1,971)
Other, net	(2)	95
Net cash used in financing activities	(131,544)	(89,862)
Change in cash, cash equivalents and restricted cash balances held for sale	—	4,062
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,904)	3,468
Decrease in cash, cash equivalents and restricted cash	(343,962)	(59,730)
Cash, cash equivalents and restricted cash at beginning of year	1,444,982	1,045,993
Cash, cash equivalents and restricted cash at end of period	$1,101,020	$986,263

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

In September 2023, the Company completed the transactions involving the business combination of World Wrestling Entertainment, Inc. ("WWE"), which is a media and entertainment company, and TKO OpCo (the "TKO Transactions"). As part of the TKO Transactions, among other things, a new, publicly listed company, TKO Group Holdings, Inc. ("TKO"), was formed. Upon closing of the TKO Transactions, Endeavor holds a controlling interest in TKO, which became a consolidated subsidiary of the Company.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to the current year presentation.

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

3.
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of that security. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024 with no material effect on the Company’s financial position or results of operations.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions in Topic 842, Leases, that apply to arrangements between related parties under common control. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024 with no material effect on the Company’s financial position or results of operations.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). This ASU allows a reporting entity to elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, provided certain conditions are met. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024 with no material effect on the Company’s financial position or results of operations.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718). This ASU illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrange under Accounting Standards Codification (“ASC”) 718 or another accounting standard. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 Codification Improvements – Amendments to Remove References to the Concepts Statements. This ASU amends the ASC by removing references to various FASB Concepts Statements to simplify the ASC and draw a distinction between authoritative and non-authoritative literature. The amendments in this update apply to all reporting entities within the scope of the affected accounting guidance and are effective for public entities for fiscal years beginning after December 15, 2024. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4.
ACQUISITION

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

5. SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Accrued operating expenses	$371,021	$333,231
Legal settlement (Note 16)	200,000	—
Payroll, bonuses and benefits	159,558	269,340
Other	105,417	108,154
Total accrued liabilities	$835,996	$710,725

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged			Balance at
	Beginning	to Costs and		Foreign	End of
	of Year	Expenses, Net	Deductions	Exchange	Period
Three Months Ended March 31, 2024	$66,650	$4,109	$(2,387)	$(923)	$67,449

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental information:
Cash paid for interest	$94,800	$82,834
Cash payments for income taxes	5,099	14,708

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$52,962	$22,922
Non-cash contributions from non-controlling interests	1,493	—
Contingent consideration provided in connection with acquisitions	—	844
Right-of-use assets obtained in exchange for operating lease obligations	133,311	—
Accretion of redeemable non-controlling interests	—	1,387
Items arising from exchanges of EOC units and Endeavor Manager units, and changes in ownership:
Establishment of liabilities under tax receivable agreement	5,510	38,544
Deferred tax asset	199	32,647

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Balance — December 31, 2023	$7,737,884	$1,261,893	$517,366	$634,696	$10,151,839
Impairment	—	—	—	(64,196)	(64,196)
Foreign currency translation and other	(337)	(50)	(126)	(6,078)	(6,591)
Balance — March 31, 2024	$7,737,547	$1,261,843	$517,240	$564,422	$10,081,052

During the three months ended March 31, 2024, the Company performed an interim impairment review of certain reporting units due to triggering events. As a result of the interim impairment test, the Company recorded total non-cash impairment charges of $64.2 million for goodwill driven by lower streaming and data rights projections, all of which were recorded to the Company’s Sports Data & Technology segment.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of March 31, 2024 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.5	$3,213,338	$(463,530)	$2,749,808
Customer and client relationships	8.5	2,382,511	(1,229,069)	1,153,442
Internally developed technology	6.2	324,462	(118,361)	206,101
Other	4.0	149,430	(61,143)	88,287
		$6,069,741	$(1,872,103)	$4,197,638
Indefinite-lived:
Trade names		409,140	—	409,140
Owned events		478,607	—	478,607
Other		14,458	—	14,458
Total intangible assets		$6,971,946	$(1,872,103)	$5,099,843

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.5	$3,214,377	$(427,385)	$2,786,992
Customer and client relationships	8.6	2,385,202	(1,176,709)	1,208,493
Internally developed technology	6.3	321,240	(107,371)	213,869
Other	4.0	149,510	(54,129)	95,381
		$6,070,329	$(1,765,594)	$4,304,735
Indefinite-lived:
Trade names		410,113	—	410,113
Owned events		482,917	—	482,917
Other		14,600	—	14,600
Total intangible assets		$6,977,959	$(1,765,594)	$5,212,365

Intangible asset amortization expense was $108.9 million and $41.2 million for the three months ended March 31, 2024 and 2023, respectively.

7. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	March 31,	December 31,
	2024	2023
Equity method investments	$211,253	$199,987
Equity investments without readily determinable fair values	192,539	197,659
Equity investments with readily determinable fair values	418	325
Total investments	$404,210	$397,971

Equity Method Investments

As of March 31, 2024 and December 31, 2023, the Company held various investments in non-marketable equity instruments of private companies. As of March 31, 2024, the Company’s equity method investments are primarily comprised of the Fifth Season and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 5% to 50% as of March 31, 2024.

As of March 31, 2024, the Company's ownership in Fifth Season was approximately 15%. The Company’s share of the net loss of Fifth Season for the three months ended March 31, 2024 and 2023 was $3.7 million and $8.5 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations.

Equity Investments without Readily Determinable Fair Values

As of March 31, 2024 and December 31, 2023, the Company held various investments in non-marketable equity instruments of private companies.

For the three months ended March 31, 2024 and 2023, the Company performed its assessment on its investments without readily determinable fair values and recorded an increase of $0.1 million and $0.7 million, respectively, in other (expense) income, net in the consolidated statements of operations. The increases were due to observable price changes. For the three months ended March 31, 2024, the Company sold one investment for net consideration of $11.0 million and recorded related gains of $1.0 million. For the three months ended March 31, 2023, the Company sold two investments for net consideration of $2.3 million and recorded related gains of $1.1 million.

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

As of March 31, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from March 31, 2024) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD

British Pound Sterling	£ 57,424	in exchange for	$72,659	£ 0.79
Euro	€7,616	in exchange for	$8,340	€0.91
Singapore Dollar	S$ 6,400	in exchange for	$4,814	S$ 1.33
Canadian Dollar	C$ 3,150	in exchange for	$2,340	C$ 1.35
United Arab Emirates Dirham	د.إ 8,200	in exchange for	$2,234	د.إ 3.67

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net (loss) gain of $(0.5) million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively, in other (expense) income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain of less than $0.1 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, in other (expense) income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them as cash flow hedges. For the three months ended March 31, 2024 and 2023, the Company recorded gains (losses) of $6.1 million and $(1.0) million in accumulated other comprehensive income (loss) and reclassified gains of $16.8 million and $11.8 million into net (loss) income, respectively.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	March 31, 2024
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$418	$—	$—	$418
Forward foreign exchange contracts	—	2,303	—	2,303
Interest rate swaps	—	19,786	—	19,786
Total	$418	$22,089	$—	$22,507
Liabilities:
Contingent consideration	$—	$—	$6,609	$6,609
Forward foreign exchange contracts	—	4,685	—	4,685
Total	$—	$4,685	$6,609	$11,294

	Fair Value Measurements as of
	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$325	$—	$—	$325
Forward foreign exchange contracts	$—	$1,406	$—	$1,406
Interest rate swaps	—	32,683	—	32,683
Total	$325	$34,089	$—	$34,414
Liabilities:
Contingent consideration	$—	$—	$8,103	$8,103
Forward foreign exchange contracts	—	3,372	—	3,372
Total	$—	$3,372	$8,103	$11,475

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three months ended March 31, 2024.

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

Forward Foreign Exchange Contracts

The Company classifies its forward foreign currency exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). As of March 31, 2024 and December 31, 2023, the Company had $1.1 million and $1.3 million in other current assets, $1.2 million and $0.1 million in other assets, $3.3 million and $2.2 million in other current liabilities, and $1.4 million and $1.2 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s forward foreign exchange contracts.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 8). The fair value of the swaps was $19.8 million and $32.7 million as of March 31, 2024 and December 31, 2023, respectively, and was included in other assets in the consolidated balance sheets.

10. DEBT

The following is a summary of outstanding debt (in thousands):

	March 31,	December 31,
	2024	2023
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,236,251	$2,243,784
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,721,016	2,728,766
Other debt (3.25%-14.50% Notes due at various dates through 2033)	81,653	88,614
Total principal	5,038,920	5,061,164
Unamortized discount	(9,793)	(11,192)
Unamortized issuance costs	(18,974)	(21,661)
Total debt	5,010,153	5,028,311
Less: current portion	(54,753)	(58,894)
Total long-term debt	$4,955,400	$4,969,417

2014 Credit Facilities

As of March 31, 2024 and December 31, 2023, the Company had $2.2 billion and $2.2 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility").

The financial debt covenant of the 2014 Credit Facilities did not apply as of March 31, 2024 and December 31, 2023 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $28.9 million and $28.9 million as of March 31, 2024 and December 31, 2023, respectively.

Zuffa Credit Facilities

As of March 31, 2024 and December 31, 2023, the Company has $2.7 billion and $2.7 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million and letters of credit in an aggregate face amount not in excess of $40.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa, including WWE.

The financial debt covenant of the Zuffa Credit Facilities did not apply as of March 31, 2024 and December 31, 2023 as TKO had no borrowings outstanding under the Zuffa Revolving Credit Facility.

TKO had no outstanding letters of credit under the Zuffa Credit Facilities as of March 31, 2024 and December 31, 2023.

Other Debt

On Location Revolver

The financial debt covenant of the On Location ("OL") revolving credit facility did not apply as of March 31, 2024 and December 31, 2023 as OL had no borrowings outstanding under the OL revolving credit agreement.

OL had no letters of credit outstanding under the revolving credit agreement as of March 31, 2024 and December 31, 2023.

Zuffa Secured Commercial Loans

As of March 31, 2024 and December 31, 2023, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of March 31, 2024, EGH primarily held long-term deferred tax benefits of $488.7 million and a tax receivable agreement ("TRA") liability of $839.2 million, of which $120.6 million was classified as current and $718.6 million was classified as long-term. As of December 31, 2023, EGH primarily held cash of $40.5 million, long-term deferred tax benefits of $486.2 million, income taxes payable of $22.0 million, and a TRA liability of $990.5 million, of which $156.2 million was classified as current and $834.3 million was classified as long-term. Otherwise, EGH has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.0 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

11. REDEEMABLE NON-CONTROLLING INTERESTS

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson Holdings, LLC ("Barrett-Jackson") in August 2022, the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett-Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of March 31, 2024 and December 31, 2023, the estimated redemption value was below the carrying value of $216.9 million and $203.9 million, respectively.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of March 31, 2024 and December 31, 2023, the estimated redemption value was $11.2 million.

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

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the periods are presented below (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023

Basic (loss) earnings per share
Numerator
Consolidated net (loss) income	$(303,471)	$36,255
Net (loss) income attributable to NCI (Endeavor Operating Company)	(154,784)	26,559
Net (loss) income attributable to NCI (Endeavor Manager)	(11,347)	1,665
Net (loss) income attributable to EGH common shareholders	$(137,340)	$8,031
Denominator
Weighted average Class A Common Shares outstanding - Basic	300,460,640	291,936,777
Basic (loss) earnings per share	$(0.46)	$0.03

	Three Months Ended March 31,
	2024	2023

Diluted (loss) earnings per share
Numerator
Consolidated net (loss) income	$(303,471)	$36,255
Net (loss) income attributable to NCI (Endeavor Operating Company)	(154,784)	26,644
Net (loss) income attributable to NCI (Endeavor Manager)	(11,347)	1,665
Net (loss) income attributable to EGH common shareholders	$(137,340)	$7,946

Denominator
Weighted average Class A Common Shares outstanding - Basic	300,460,640	291,936,777
Additional shares assuming exchange of all EOC Profits Units	—	714,931
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	—	2,633,533
Weighted average number of shares used in computing diluted (loss) earnings per share	300,460,640	295,285,241
Diluted (loss) earnings per share	$(0.46)	$0.03

	Three Months Ended March 31,
	2024	2023
Securities that are anti-dilutive for the period
Stock Options	4,073,339	4,150,684
Unvested RSUs	10,188,671	3,264,592
Manager LLC Units	22,001,156	22,977,488
EOC Common Units	128,698,678	135,819,453
EOC Profits Interest & Phantom Units	15,520,303	12,488,885
Redeemable Non-Controlling Interests	5,361,322	7,608,312

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

In accordance with Accounting Standards Codification Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three months ended March 31, 2024 and 2023 based upon the AETR. The three months ended March 31, 2024 also includes a discrete item for the Zuffa legal settlement (Note 16).

The (benefit from) provision for income taxes for the three months ended March 31, 2024 and 2023 is $(111.8) million and $35.5 million, respectively, based on pretax (loss) income of $(413.0) million and $78.3 million, respectively. The effective tax rate is 27.1% and 45.3% for the three months ended March 31, 2024 and 2023, respectively. The tax benefit for the three months ended March 31, 2024 differs from the tax expense in the same period in 2023 primarily due to the Zuffa legal settlement of $335.0 million that resulted in a $69.1 million discrete benefit recognized in the three months ended March 31, 2024. Any tax balances reflected on the March 31, 2024 balance sheet will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2024.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, withholding taxes in foreign jurisdictions that are not based on net income, and income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of March 31, 2024 and December 31, 2023, the Company had unrecognized tax benefits of $57.8 million and $56.7 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

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

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company is not subject to CAMT and will continue to assess the potential tax effects of the CAMT on the Company's consolidated financial statements.

In December 2022, the Organization for Economic Co-operation and Development ("OECD") proposed Global Anti-Base Erosion Rules, which provides for changes to numerous long-standing tax principles including the adoption of a global minimum tax rate of 15% for multinational enterprises ("GloBE rules"). Various jurisdictions have adopted or are in the process of enacting legislation to adopt GloBE rules and other countries are expected to adopt GloBE rules in the future. While changes in tax laws in the various countries in which the Company operates can negatively impact the Company's results of operations and financial position in future periods, the Company's impact related to the adoption of GloBE rules, effective January 1, 2024, was not material to the Company's consolidated financial position. The Company will continue to monitor legislative and regulatory developments in this area.

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO ("TRA Holders"). The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes (determined by using certain assumptions), or in some cases is deemed to realize, as a result of the following attributes: (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRA, (iii) deductions attributable to imputed interest pursuant to the TRA and (iv) other tax attributes (including existing tax basis) allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions. As of March 31, 2024, the Company has a TRA liability of approximately $839.2 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

14. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$403,012	$109,471	$—	$51,711	$564,194
Technology platforms and services	—	10,256	—	38,999	49,255
Media production, distribution and content	1,856	62,754	52,744	—	117,354
Events and performance	234,302	562,416	—	—	796,718
Talent representation and licensing	46,255	—	212,963	—	259,218
Marketing	—	—	79,640	—	79,640
Eliminations	—	—	—	—	(16,095)
Total	$685,425	$744,897	$345,347	$90,710	$1,850,284

	Three Months Ended March 31, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Sports Data & Technology	Total
Media rights and data	$189,042	$124,000	$—	$69,063	$382,105
Technology platforms and services	—	15,268	—	31,796	47,064
Media production, distribution and content	1,966	62,312	69,135	—	133,413
Events and performance	149,059	599,206	—	—	748,265
Talent representation and licensing	13,222	—	202,862	—	216,084
Marketing	—	—	78,243	—	78,243
Eliminations	—	—	—	—	(8,337)
Total	$353,289	$800,786	$350,240	$100,859	$1,596,837

In the three months ended March 31, 2024 and 2023, there was revenue recognized of $15.8 million and $14.0 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of March 31, 2024 (in thousands). The transaction price related to these future obligations does not include any variable consideration or fees associated with contracts with opt-out provisions.

Years Ending December 31,
Remainder of 2024	$2,018,564
2025	2,633,929
2026	1,492,476
2027	1,346,382
2028	1,243,428
Thereafter	1,348,358
$10,083,137

Contract Liabilities

The Company records deferred revenue when cash payments are received or due in advance of its performance. The Company’s deferred revenue balance primarily relates to advance payments received related to advertising and sponsorship agreements and event advanced ticket sales. Deferred revenue is included in the current liabilities section and in other long-term liabilities in the consolidated balance sheets.

The following table presents the Company’s contract liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

Description	December 31, 2023	Additions	Deductions	Foreign Exchange	March 31, 2024
Deferred revenue - current	$807,568	$912,056	$(916,820)	$(4,612)	$798,192
Deferred revenue - noncurrent	$23,946	$21,852	$(892)	$(23)	$44,883

15. SEGMENT INFORMATION

As of March 31, 2024, the Company has four reportable segments: Owned Sports Properties, Events, Experiences & Rights, Representation, and Sports Data & Technology. The Company also reports the results for the "Corporate" group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2023. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended March 31,
	2024	2023
Owned Sports Properties	$685,425	$353,289
Events, Experiences & Rights	744,897	800,786
Representation	345,347	350,240
Sports Data & Technology	90,710	100,859
Eliminations	(16,095)	(8,337)
Total consolidated revenue	$1,850,284	$1,596,837

Reconciliation of segment profitability

	Three Months Ended March 31,
	2024	2023
Owned Sports Properties	$298,972	$185,671
Events, Experiences & Rights	95,911	107,991
Representation	65,197	84,206
Sports Data & Technology	(9,458)	4,472
Corporate	(76,536)	(75,948)
Adjusted EBITDA	374,086	306,392
Reconciling items:
Equity earnings of affiliates	(1,471)	(1,977)
Interest expense, net	(96,559)	(85,097)
Depreciation and amortization	(156,349)	(66,751)
Equity-based compensation expense	(61,683)	(78,691)
Merger, acquisition and earn-out costs	(25,556)	(14,534)
Certain legal costs	(11,302)	(2,422)
Legal settlement	(335,000)	—
Restructuring, severance and impairment	(92,652)	(8,200)
Fair value adjustment - equity investments	120	713
Tax receivable agreement liability adjustment	(2,444)	2,344
Other	(4,232)	26,494
(Loss) income before income taxes and equity losses of affiliates	$(413,042)	$78,271

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

In July 2017, the Italian Competition Authority ("ICA") issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including the Company. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. The Company investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined the Company approximately EUR 0.3 million. As part of its decision, the ICA acknowledged the Company’s cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the "Original Plaintiffs") and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or "Lega Nazionale," and together with the three clubs, the "Plaintiffs") each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football league. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional football clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights in the aggregate totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, quantified in the fourth quarter of 2022 in amounts totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 284.9 million, in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the "Interventions." By judgment issued on May 8, 2024, the Court of Milan ruled that the clubs have a concurrent right to bring a claim, and Lega Nazionale is entitled to retain an award of only 10% of the aggregate loss suffered (if any) by the clubs deriving from the lower value of the media rights. The Company may appeal this ruling. In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights in the amounts of EUR 326.9 million, in addition to alleged additional damages relating to lost profits and additional charges which have not yet been quantified. The Company has defended in its submissions to date, and intends to continue to defend, against all of the damages claims, Interventions and any related claims, and management believes that the Company has meritorious defenses to these claims, including the absence of actual damage. The Company may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against the Company or settlement entered into, including with respect to claims or actions brought by other parties, could materially and adversely impact the Company’s business, financial condition and results of operations.

On April 12, 2024, purported stockholder Handelsbanken Fonder AB (“Handelsbanken”) filed a verified class action complaint on behalf of itself and similarly situated Endeavor stockholders in the Court of Chancery of the State of Delaware, captioned Handelsbanken Fonder AB v. Endeavor Group Holdings, Inc., C.A. No. 2024-0391 ("Handelsbanken Action"), and filed a Motion for Expedited Proceedings. The Handelsbanken Action names as defendants the Company and certain of its affiliates, members of the Company’s board of directors, Mark Shapiro, Silver Lake and certain of its affiliates, Wildcat EGH Holdco, L.P., Wildcat Opco Holdco, L.P., The Ariel Z. Emanuel Living Trust, dated November 13, 2017, and The Patrick Whitesell Revocable Trust, dated May 31, 2019, and alleges breach of charter, tortious interference, breach of fiduciary duty, and aiding and abetting claims arising from the Company’s proposed transaction with Silver Lake. The Court held a hearing on Handelsbanken's motion on May 6, 2024, during which the Court determined that a ruling on the motion, if any, should come after the deadline for certain officers and directors to make stock rollover elections, which deadline is ninety days after the date of each of the rollover agreements, dated April 2, 2024.

In April 2024, the Company also received multiple requests from purported stockholders seeking certain books and records in connection with the Company’s proposed transaction with Silver Lake under Section 220 of the Delaware General Corporation Law.

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the "Le" case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No 2:21-cv-1189-RFB-BNW (D. Nev.) (the "Johnson" case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017 to the present and alleged substantially similar claims to the Le case and sought injunctive relief. On March 13, 2024, TKO OpCo, and certain of its affiliates, including Endeavor, reached an agreement to settle all claims asserted in both class action lawsuits (Le and Johnson) for an aggregate amount of $335.0 million payable by TKO and its subsidiaries in installments over an agreed-upon period of time with $200.0 million expected to be due within the next twelve months from March 31, 2024 and $135.0 million expected to be due in April 2025. During the three months ended March 31, 2024, the Company recorded a charge of $335.0 million in selling, general and administrative expenses in the consolidated statement of operations. The terms have been memorialized in a long form agreement and will be submitted to the court for approval. The Company anticipates that the settlement amount will be deductible for tax purposes.

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the "Special Committee") was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Vincent K. McMahon (the "Special Committee Investigation"). Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chair of the Board of Directors of TKO. Although the Special Committee investigation is complete, and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of TKO's Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands and/or other claims and complaints arising from, related to, or in connection with these matters. On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. No charges have been brought in these investigations. WWE has received voluntary and compulsory legal demands for documents, including from federal law enforcement and regulatory agencies, concerning the investigation and related subject matters.

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act.

On November 17, 2023, a purported former stockholder of WWE, Laborers' District Council and Contractors' Pension Fund of Ohio ("Laborers"), filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware ("Delaware Court"), captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”). On November 20, 2023, another purported former WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Delaware Court, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Vincent K. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III (collectively, the "Individual Defendants"), arising out of the TKO Transactions. On April 24, 2024, the City of Pontiac Reestablished General Employees' Retirement System (“Pontiac”), a purported former stockholder of WWE, filed another verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Delaware Court captioned City of Pontiac Reestablished General Employees’ Retirement System v. McMahon, C.A. No. 2024-0432 (“Pontiac Action”). The Pontiac Action similarly alleges breach of fiduciary duty claims against the Individual Defendants, and adds claims against WWE and TKO for denying stockholders their appraisal rights under the General Corporation Law of the State of Delaware ("DGCL") § 262, as well as claims against the Company for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating the Laborers, Palkon, and Pontiac actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). The Consolidated Action is in the early stages, and the parties agreed that the Company, TKO and WWE will not be required to respond to the complaints until a lead plaintiff is appointed and the lead plaintiff designates an operative pleading.

On January 4, 2024, Pontiac filed an action in the Delaware Court seeking certain books and records related to the TKO Transactions under Section 220 of the DGCL (the "Pontiac 220 Action"). On February 12, 2024, the court entered an order vacating the case schedule and staying the Pontiac 220 Action. On April 2, 2024, Pontiac voluntarily dismissed its complaint.

17. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Other current assets	$11,423	$11,837
Investments	3,891	3,322
Other assets	30,000	33,454
Deferred revenue	903	1,446
Other current liabilities	2,274	3,347

	Three Months Ended March 31,
	2024	2023
Revenue	$14,593	$14,744
Direct operating costs	7,573	4,494
Selling, general and administrative expenses	3,496	954
Other (expense) income, net	—	(625)

As of March 31, 2024, the Company has an equity-method investment in Euroleague, a related party. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $3.5 million and $3.8 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Owned Sports Properties segment. Also, for the three months ended March 31, 2024 and 2023, the Company recognized revenue of $4.4 million and $4.0 million, respectively, for production services provided to Euroleague, which is included in the Events, Experiences & Rights segment. The Company incurred direct operating costs of $3.3 million and $3.6 million for services provided by the Euroleague during the three months ended March 31, 2024 and 2023, respectively, which are primarily included in the Sports Data & Technology segment. As of March 31, 2024 and December 31, 2023, the Company had a receivable due from Euroleague of $7.2 million and $7.7 million, respectively, and a payable due to Euroleague of $0.6 million and $0.3 million, respectively.

As of March 31, 2024 the Company has an equity method investment in Fifth Season, a related party. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $1.3 million and $0.2 million, respectively, for production services, which are primarily included in the Representation segment. As of March 31, 2024 and December 31, 2023, the Company had a receivable due from Fifth Season of $0.6 million and $1.0 million, respectively, and a payable due to Fifth Season of $0.7 million and $1.2 million, respectively. In September 2023, the Company provided a loan of $30.0 million to Fifth Season, which has been recorded in other assets in the consolidated balance sheet. The loan matures in 2026.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three months ended March 31, 2024 and 2023, the Company recorded expenses of none and $1.5 million, respectively, in transaction costs with Raine for investment banking services in connection with the sale of certain businesses. In addition, as of March 31, 2024 and December 31, 2023, the Company invested $0.6 million and $1.2 million, respectively, in a non-marketable funds maintained by Raine.

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes, or in some cases is deemed to realize (Note 13). As of March 31, 2024 and December 31, 2023, the Company had $839.2 million and $990.5 million recorded, respectively, of which $289.5 million and $362.8 million, respectively, is due to related parties.

Vincent K. McMahon, who served as the Executive Chairman of TKO's Board of Directors until January 26, 2024, previously controlled a significant portion of the voting power of the issued and outstanding shares of TKO’s common stock.

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

In connection with the acquisition of WWE, as of December 31, 2023 the Company assumed $1.5 million of liabilities related to future payments owed by Mr. McMahon to certain counterparties, of which $1.5 million was paid directly by Mr. McMahon during the three months ended March 31, 2024. Since these liabilities existed when Mr. McMahon controlled a significant portion of TKO’s common stock, these payments are considered non-cash capital contributions and are included as a component of nonredeemable non-controlling interests contributions in our consolidated statement of redeemable interests and shareholders’ equity.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse TKO for additional costs incurred in connection with and/or arising from the same matters.

18. SUBSEQUENT EVENTS

In April 2024, following the Company's review to evaluate strategic alternatives, the Company entered into the Merger Agreement, pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of the Company's stock that it does not already own (other than certain equity interests held by certain current directors and executive officers of the Company and any other Rollover Holders (the “Rollover Interests”)). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain closing conditions and on the terms set forth therein, equityholders of EGH, Endeavor Operating Company and Endeavor Manager are to receive $27.50 in cash per share or unit, as applicable. The Merger Agreement also requires the Company to, in each calendar quarter prior to the closing, declare and pay a dividend in respect of each issued and outstanding share of the Company’s Class A common stock at a price equal to $0.06 per share. Completion of the Merger-Related Transactions is subject to certain customary closing conditions, including required regulatory approvals. The Merger Agreement also includes certain covenants of the Company Entities, including with respect to sales of certain specified assets of the Company (other than with respect to TKO and the agency representation business of WME), the declaration and payment of quarterly dividends, and non-solicitation of alternative acquisition proposals, as well as other customary representations, warranties and covenants by Company Entities, the Parent Entities and the Merger Subs. Completion of the Merger-Related Transactions is not subject to a financing condition, and are to be financed through a combination of new and reinvested equity from affiliates of Silver Lake and additional capital by other third-party investors; the Rollover Interests; and new debt financing. The Merger-Related Transactions are expected to close by the end of the first quarter of 2025. Upon completion, the Company's common stock will no longer be listed on any public market.

In April 2024, the Company purchased 1,642,970 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $146.2 million. In April 2024, TKO purchased 1,853,724 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $165.0 million and retired such shares. TKO funded its repurchase with approximately $150.0 million of borrowings under the Zuffa Revolving Credit Facility and with cash on hand. Following these share repurchases, the Company owns approximately 53.6% and TKO owns approximately 46.4% of TKO OpCo.

In May 2024, the Company entered into amendments to each of the Revolving Credit Facility and the Zuffa Revolving Credit Facility, which extended the maturities to April 2, 2025 and October 29, 2025, respectively. Additionally, the Company increased the borrowing capacity under the Revolving Credit Facility by an additional $50.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our 2023 Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" of our 2023 Annual Report or in other sections of the 2023 Annual Report and this Quarterly Report.

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

Agreement and Plan of Merger

In April 2024, following our review to evaluate strategic alternatives, we entered into the Merger Agreement, pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of our stock that it does not already own (other than certain equity interests held by certain current directors and executive officers of the Company and any other Rollover Holders (the “Rollover Interests”)). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, equityholders of Endeavor, Endeavor Operating Company and Endeavor Manager are to receive $27.50 in cash per share or unit, as applicable. The Merger Agreement also requires the Company to, in each calendar quarter prior to the closing, declare and pay a dividend in respect of each issued and outstanding share of the Company’s Class A common stock at a price equal to $0.06 per share. Completion of the Merger-Related Transactions is subject to certain customary closing conditions, including required regulatory approvals.

The Merger Agreement also includes certain covenants of the Company Entities, including with respect to sales of certain specified assets of the Company (other than with respect to TKO and the agency representation business of WME), the declaration and payment of quarterly dividends, and non-solicitation of alternative acquisition proposals, as well as other customary representations, warranties and covenants by Company Entities, the Parent Entities and the Merger Subs.

Completion of the Merger-Related Transactions is not subject to a financing condition, and are to be financed through a combination of new and reinvested equity from Silver Lake and additional capital by other third-party investors; the Rollover Interests; and new debt financing. The Merger-Related Transactions are expected to close by the end of the first quarter of 2025. Upon completion, our common stock will no longer be listed on any public market. For a discussion of risks relating to the Merger-Related Transactions, see Part II, Item 1A. "Risk Factors — Risks Related to the Merger."

Segments

We operate our business in four segments: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; (iii) Representation; and (iv) Sports Data & Technology.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of premium sports and entertainment properties, including UFC, WWE, Professional Bull Riders ("PBR") and Euroleague.

Through the UFC, the world’s premier professional MMA organization, we produce more than 40 live events annually which are broadcast in over 170 countries and territories to over 975 million TV households. UFC is among the most popular sports organizations in the world with more than 700 million fans and approximately 260 million social media followers. UFC's content reaches a global audience through an increasing array of global broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with ESPN and other international broadcasters and our increasing consumer engagement is evidenced by the overall follower growth and engagement across our social channels.

In September 2023, we completed the transactions involving the business combination of World Wrestling Entertainment, Inc. ("WWE") and TKO Operating Company ("TKO OpCo"), which owns and operates UFC (the "TKO Transactions"). As part of the TKO Transactions, among other things, a new, publicly listed company, TKO Group Holdings, Inc. ("TKO"), was formed. As a result of the TKO Transactions, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses after the closing of the TKO Transactions, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100.0% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

WWE, an integrated media and entertainment organization and the recognized global leader in sports entertainment, produces and distributes unique and creative content through various channels, including content rights agreements for its flagship programs, Raw, SmackDown and NXT, premium live event programming, monetization across social media outlets, live events, and licensing of various WWE themed consumer products. WWE has over 700 million fans and approximately 360 million brand social media followers and 610 million social media followers of talent accounts managed by WWE. WWE counts nearly 100 million YouTube subscribers, making it one of the most viewed YouTube channels globally, and its year-round programming is available in over one billion households across over 150 countries.

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

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own, operate, or represent hundreds of global events annually, including live sports events covering 15 sports globally, international fashion weeks, art fairs and music, culinary and lifestyle festivals and major attractions. We own and operate many of these events, including the Miami Open and Madrid Open, Frieze art fairs, The Armory Show, EXPO CHICAGO, Barrett-Jackson, New York Fashion Week: The Shows, and Hyde Park Winter Wonderland. We also operate other events on behalf of third parties, including the Chevron Championship and AIG Women’s Open. Through On Location, we provide premium live event experiences globally, servicing more than 1,200 events and experiences for sporting and music events such as the Super Bowl, the Aer Lingus Classic college football game, the Ryder Cup, the NCAA Final Four, Coachella and the 2024, 2026 and 2028 Olympic and Paralympic Games.

We are one of the largest independent global distributors of sports programming. We sell media rights globally on behalf of more than 150 rights holders such as the International Olympic Committee, the ATP and WTA Tours, and the National Hockey League, as well as for our owned assets and channels. Our production business is one of the largest creators of sports programming, responsible for thousands of hours of content on behalf of more than 200 federations, associations and events, including the English Premier League, Major League Soccer, The R&A, DP World Tour, and our owned assets, like UFC and WWE, as well as owned channel Sport 24.

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

Through our client representation businesses, including the WME talent agency and IMG Models, we represent a diverse group of talent across entertainment, sports, and fashion, including actors, directors, writers, athletes, models, musicians, and other artists, in a variety of mediums, such as film, television, books, and live events. Through our 160over90 business, we provide brand strategy, marketing, advertising, public relations, analytics, digital, activation, and experiential services to many of the world’s largest brands. Through IMG's licensing business, we provide intellectual property licensing services to a large portfolio of entertainment, sports, and consumer product brands, including representing these clients in the licensing of their logos, trade names and trademarks. Additionally, we own and operate unscripted content companies, including Asylum Entertainment Group, Film 45, and Glassman.

Sports Data & Technology

Our Sports Data & Technology segment includes OpenBet, which specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre.

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

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to taxable income of Endeavor Operating Company that is allocable to Endeavor Manager, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company generally makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreement ("TRA"). The Company entered into the TRA with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes (or is deemed to realize) as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreement."

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2024 and 2023. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$1,850,284	$1,596,837
Operating expenses:
Direct operating costs	844,610	724,282
Selling, general and administrative expenses	1,096,246	669,213
Depreciation and amortization	156,349	66,751
Impairment charges	64,196	—
Total operating expenses	2,161,401	1,460,246
Operating (loss) income	(311,117)	136,591
Other (expense) income:
Interest expense, net	(96,559)	(85,097)
Tax receivable agreement liability adjustment	(2,444)	2,344
Other (expense) income, net	(2,922)	24,433
(Loss) income before income taxes and equity losses of affiliates	(413,042)	78,271
(Benefit from) provision for income taxes	(111,834)	35,470
(Loss) income before equity losses of affiliates	(301,208)	42,801
Equity losses of affiliates, net of tax	(2,263)	(6,546)
Net (loss) income	(303,471)	36,255
Less: Net (loss) income attributable to non-controlling interests	(166,131)	28,224
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(137,340)	$8,031

Revenue

Revenue increased $253.4 million, or 15.9%, to $1,850.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

•
Owned Sports Properties increased by $332.1 million, or 94.0%. WWE, which was acquired in September 2023, contributed $317 million to the increase. At PBR, the increase was driven by an increase in ticket sales and sponsorships and an increase in team related revenue. Additionally, at the UFC, the increase was driven by an increase in sponsorships, greater live event revenue and increased consumer products licensing revenue, partially offset by lower revenue from holding one fewer numbered event compared to the prior year period.

•
Events, Experiences & Rights decreased by $55.9 million, or 7.0%. The decrease was primarily driven by event and performance revenue due to the sale of the Academy in June 2023, partially offset by increases from the Super Bowl, the Miami Open, and growth from new and other existing events. The decrease was also driven by media rights primarily due to the biennial Arabian Gulf Cup held in January 2023 and set to take place in December 2024.
•
Representation decreased by $4.9 million, or 1.4%. The decrease was primarily driven by a decrease in our fashion and licensing businesses. These decreases were partially offset by increases related to growth in our agency business in music, talent, sports and comedy.
•
Sports Data & Technology decreased by $10.1 million, or 10.1%. The decrease was primarily driven by the loss of certain rights at IMG ARENA partially offset by growth across clients at OpenBet.

Direct operating costs

Direct operating costs increased $120.3 million, or 16.6%, to $844.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an increase of $115 million related to WWE, which was acquired in September 2023, and $16 million in connection with the event revenue increases mentioned above, which more than offset the sale of the Academy in June 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $427.0 million, or 63.8%, to $1,096.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was principally due to the settlement of the UFC class action lawsuit in the amount of $335.0 million; the inclusion of WWE as well as higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions; cost of personnel other than TKO driven by growth in other businesses and the continued investment ahead of the Olympics; and professional service costs, which includes our evaluation of strategic alternatives, partially offset by the sale of the Academy.

Depreciation and amortization

Depreciation and amortization increased $89.6 million, or 134.2%, to $156.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by intangibles acquired through acquisitions partially offset by certain intangible assets becoming fully amortized.

Impairment charges

Impairment charges of $64.2 million for the three months ended March 31, 2024 related to goodwill in our Sports Data & Technology segment.

Interest expense, net

Interest expense, net increased $11.5 million, or 13.5% to $96.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by higher interest rates offset by lower indebtedness, interest on payments under the TRA, and interest expense for finance leases acquired in the WWE acquisition.

Tax receivable agreement liability adjustment

For the three months ended March 31, 2024 and 2023, we recorded a $2.4 million expense and a $2.3 million reduction, respectively, for the TRA liability. The adjustments for the three months ended March 31, 2024 and 2023 related to a change in estimates related to future TRA payments.

Other (expense) income, net

Other (expense) income, net for the three months ended March 31, 2024 was $2.9 million of expense compared to $24.4 million of income for the three months ended March 31, 2023. The expense for the three months ended March 31, 2024 primarily included $6 million for foreign currency transaction losses, partially offset by $1 million of gains from the sale of an equity investment. The income for the three months ended March 31, 2023 primarily included $10 million for foreign currency transaction gains, $6 million for gains from the sales of certain businesses, $3 million of gains due to the change in the fair value of forward foreign exchange contracts, and $2 million of gains from changes in the fair value of equity investments.

(Benefit from) provision for income taxes

For the three months ended March 31, 2024, we recorded a benefit from income taxes of $111.8 million compared to a provision for income taxes of $35.5 million for the three months ended March 31, 2023. The tax benefit for the three months ended March 31, 2024 differs from tax expense in the same period in 2023 primarily due to the Zuffa legal settlement of $335 million that resulted in a $69 million discrete tax benefit recognized in the three months ended March 31, 2024.

Equity losses of affiliates, net of tax

Equity losses of affiliates decreased $4.3 million to $2.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The losses recorded for the three months ended March 31, 2024 and 2023 related primarily to our investment in Fifth Season.

Net (loss) income attributable to non-controlling interests

Net loss attributable to non-controlling interests was $(166.1) million for the three months ended March 31, 2024 compared to net income to non-controlling interests of $28.2 million for the three months ended March 31, 2023. The change was primarily due to the change in the amount of reported net loss for the three months ended March 31, 2024 versus the reported net income for the three months ended March 31, 2023 as well as the effect of the TKO Transactions.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue:
Owned Sports Properties	$685,425	$353,289
Events, Experiences & Rights	744,897	800,786
Representation	345,347	350,240
Sports Data & Technology	90,710	100,859
Eliminations	(16,095)	(8,337)
Total Revenue	$1,850,284	$1,596,837
Adjusted EBITDA:
Owned Sports Properties	$298,972	$185,671
Events, Experiences & Rights	95,911	107,991
Representation	65,197	84,206
Sports Data & Technology	(9,458)	4,472
Corporate	(76,536)	(75,948)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Revenue	$685,425	$353,289
Direct operating costs	$218,777	$115,773
Selling, general and administrative expenses	$169,099	$52,654
Adjusted EBITDA	$298,972	$185,671
Adjusted EBITDA margin	43.6%	52.6%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenue for the three months ended March 31, 2024 increased $332.1 million, or 94.0%, to $685.4 million, compared to the three months ended March 31, 2023. WWE, which was acquired in September 2023, contributed $317 million to the increase. PBR revenue increased $10 million primarily due to an increase in ticket sales and sponsorships and an increase in team related revenue. UFC revenue increased $6 million, which was due to an increase in sponsorships, greater live event revenue and increased consumer products licensing revenue, partially offset by lower revenue from holding one fewer numbered event compared to the prior year period.

Direct operating costs for the three months ended March 31, 2024 increased $103.0 million, or 89.0%, to $218.8 million, compared to the three months ended March 31, 2023. The acquisition of WWE in September 2023 contributed $100 million to the increase. PBR increased $6 million driven by the growth in revenue partially offset by a decrease at UFC of $3 million.

Selling, general and administrative expenses for the three months ended March 31, 2024 increased $116.4 million, or 221.2%, to $169.1 million, compared to the three months ended March 31, 2023. The increase was primarily attributable to the inclusion of WWE, which was acquired in September 2023, as well as higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions.

Adjusted EBITDA for the three months ended March 31, 2024 increased $113.3 million, or 61.0%, to $299.0 million, compared to the three months ended March 31, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by increases in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Revenue	$744,897	$800,786
Direct operating costs	$502,582	$508,975
Selling, general and administrative expenses	$147,153	$185,671
Adjusted EBITDA	$95,911	$107,991
Adjusted EBITDA margin	12.9%	13.5%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenue for the three months ended March 31, 2024 decreased $55.9 million, or 7.0%, to $744.9 million, compared to the three months ended March 31, 2023. Event and performance revenue decreased $37 million primarily driven by a decrease of $90 million at the Academy due to the sale in June 2023, partially offset by increases from the Super Bowl, the Miami Open, and growth from new and other existing events. The decrease was also driven by media rights, which decreased $15 million, primarily due to the biennial Arabian Gulf Cup held in January 2023 and set to take place in December 2024 as well as a decrease in technology platforms and services at Endeavor Streaming.

Direct operating costs for the three months ended March 31, 2024 decreased $6.4 million, or 1.3%, to $502.6 million, compared to the three months ended March 31, 2023. The decrease was due to the net decreases in related revenue described above.

Selling, general and administrative expenses for the three months ended March 31, 2024 decreased $38.5 million, or 20.7%, to $147.2 million, compared to the three months ended March 31, 2023. The decrease was primarily driven by the sale of the Academy in June 2023, partially offset by increased cost of personnel and advertising related to the continued investment ahead of the Olympics and the growth of the business.

Adjusted EBITDA for the three months ended March 31, 2024 decreased $12.1 million, or 11.2%, to $95.9 million, compared to the three months ended March 31, 2023. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue, partially offset by decreases in selling, general and administrative expenses and direct operating costs, primarily due to the sale of the Academy in June 2023.

Representation

The following table sets forth our Representation segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Revenue	$345,347	$350,240
Direct operating costs	$54,101	$54,512
Selling, general and administrative expenses	$226,732	$211,739
Adjusted EBITDA	$65,197	$84,206
Adjusted EBITDA margin	18.9%	24.0%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenue for the three months ended March 31, 2024 decreased $4.9 million, or 1.4%, to $345.3 million, compared to the three months ended March 31, 2023. The decrease was primarily attributable to decreases related to our fashion and licensing businesses, partially offset by growth in our agency business in music, talent, sports and comedy.

Direct operating costs for the three months ended March 31, 2024 decreased $0.4 million, or 0.8%, to $54.1 million, compared to the three months ended March 31, 2023. The decrease was primarily attributable to the above mentioned decrease in revenue in our fashion business, partially offset by the increased costs in our marketing business.

Selling, general and administrative expenses for the three months ended March 31, 2024 increased $15.0 million, or 7.1%, to $226.7 million, compared to the three months ended March 31, 2023. The increase was primarily driven by cost of personnel and increased office and travel expenses.

Adjusted EBITDA for the three months ended March 31, 2024 decreased $19.0 million, or 22.6%, to $65.2 million, compared to the three months ended March 31, 2023. The decrease in Adjusted EBITDA was primarily driven by an increase in selling, general and administrative expenses and a decrease in revenue.

Sports Data & Technology

The following table sets forth our Sports Data & Technology segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Revenue	$90,710	$100,859
Direct operating costs	$56,596	$54,152
Selling, general and administrative expenses	$43,677	$42,005
Adjusted EBITDA	$(9,458)	$4,472
Adjusted EBITDA margin	-10.4%	4.4%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenue for the three months ended March 31, 2024 decreased $10.1 million, or 10.1%, to $90.7 million, compared to the three months ended March 31, 2023. The decrease was primarily driven by the loss of certain rights at IMG ARENA, partially offset by growth across clients at OpenBet.

Direct operating costs for the three months ended March 31, 2024 increased $2.4 million, or 4.5%, to $56.6 million, compared to the three months ended March 31, 2023. The increase was primarily driven by betting data costs at IMG ARENA and revenue growth at OpenBet.

Selling, general and administrative expenses for the three months ended March 31, 2024 increased $1.7 million, or 4.0%. to $43.7 million, compared to the three months ended March 31, 2023. The increase was primarily due to the increases in technology costs and travel expenses.

Adjusted EBITDA for the three months ended March 31, 2024 decreased $13.9 million, or 311.5%, to $(9.5) million, compared to the three months ended March 31, 2023. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue, primarily due to IMG ARENA, and increases in direct operating costs and selling, general and administrative expenses.

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

The following table sets forth our results for Corporate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Adjusted EBITDA	$(76,536)	$(75,948)

Adjusted EBITDA for the three months ended March 31, 2024 decreased $0.6 million, or 0.8%, to $(76.5) million, compared to the three months ended March 31, 2023.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs and settlements, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings (losses), TRA liability adjustment, and certain other items, when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

Management believes that Adjusted EBITDA is useful to investors as it eliminates the significant level of non-cash depreciation and amortization expense that results from our capital investments and intangible assets recognized in business combinations, and improves comparability by eliminating the significant level of interest expense associated with our debt facilities, as well as income taxes and the TRA, which may not be comparable with other companies based on our tax and corporate structure.

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

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2024	2023
Net (loss) income	$(303,471)	$36,255
(Benefit from) provision for income taxes	(111,834)	35,470
Interest expense, net	96,559	85,097
Depreciation and amortization	156,349	66,751
Equity-based compensation expense (1)	61,683	78,691
Merger, acquisition and earn-out costs (2)	25,556	14,534
Certain legal costs (3)	11,302	2,422
Legal settlement (4)	335,000	—
Restructuring, severance and impairment (5)	92,652	8,200
Fair value adjustment - equity investments (6)	(120)	(713)
Equity method losses - Fifth Season (7)	3,734	8,523
Tax receivable agreement liability adjustment (8)	2,444	(2,344)
Other (9)	4,232	(26,494)
Adjusted EBITDA	$374,086	$306,392
Net (loss) income margin	(16.4%)	2.3%
Adjusted EBITDA margin	20.2%	19.2%

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The decrease for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to awards granted at the IPO under the Endeavor Group Holdings, Inc.'s 2021 Incentive Award Plan becoming fully vested partially offset by awards granted under the new TKO equity plan and the WWE plan assumed in connection with the TKO Transactions. Equity-based compensation was recognized in all segments and Corporate for three months ended March 31, 2024 and 2023.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the three months ended March 31, 2024 primarily related to professional advisor costs, which were approximately $22 million and includes approximately $17 million of costs related to our evaluation of strategic alternatives, and related to our Representation and Owned Sports Properties segments and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $4 million, which primarily related to our Events, Experiences & Rights, Representation and Sports Data & Technology segments.

Such costs for the three months ended March 31, 2023 primarily related to fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments of approximately $8 million, which primarily related to our Events, Experiences & Rights and Representation segments. Professional advisor costs were approximately $5 million and related to all of our segments.

(3)
Includes costs related to certain litigation or regulatory matters in our Owned Sport Properties and Events, Experiences & Rights segments and Corporate.
(4)
Relates to a legal settlement in our Owned Sports Properties segment.
(5)
Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the three months ended March 31, 2024 primarily relate to the goodwill impairment charge in our Sports Data & Technology segment, the impairment of an asset in our Events, Experiences & Rights segment, and the restructuring expenses in all of our segments.

Such costs for the three months ended March 31, 2023 primarily relate to the restructuring expenses in our Events, Experiences & Rights and Representation segments.

(6)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.
(7)
Relates to our share of losses for our investment in Fifth Season.

(8)
For the three months ended March 31, 2024 and 2023, includes a $2.4 million expense and a $2.3 million benefit for the TRA liability related to a change in estimates related to future TRA payments.
(9)
For the three months ended March 31, 2024, other was comprised primarily of losses of approximately $6 million on foreign currency exchange transactions, which related to all of our segments and Corporate; and a gain of approximately $1 million from the sale of an equity investment, which related to Corporate.

For the three months ended March 31, 2023, other was comprised primarily of gains of approximately $10 million on foreign currency exchange transactions, which related to all of our segments and Corporate; gains of approximately $6 million on the sales of certain businesses, which related to our Events, Experiences & Rights segment; a gain of approximately $5 million from the resolution of a contingency; and a gain of approximately $3 million related to change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate.

LIQUIDITY AND CAPITAL RESOURCES

Historical liquidity and capital resources

Sources and uses of cash

Cash flows from operations have historically funded our day-to-day operations, revenue-generating activities, and routine capital expenditures, as well as serviced our long-term debt. Our other principal use of cash has been the acquisition of businesses, which have been funded primarily through equity contributions from our pre-IPO institutional investors, the issuance of long-term debt and proceeds from our IPO and other sales of our equity.

Debt facilities

As of March 31, 2024, we had an aggregate of $5.0 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of March 31, 2024, we had total borrowing capacity of $405 million under the Senior Credit Facilities, of which approximately $376 million was available to borrow.

Credit Facilities

As of March 31, 2024, we had borrowed an aggregate of $2.2 billion of term loans under the Credit Facilities. The loans bear interest at a variable interest rate equal to either, at our option, Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment (as defined in the credit agreement), or the Alternate Base Rate (the "ABR") plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%, with a SOFR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loans under the Credit Facilities include 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. Originally, the LIBOR portion of the facility had been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. In June 2023, we executed amendments to transition the interest rate swaps from LIBOR to SOFR with a new average fixed coupon of approximately 2.05% effective July 31, 2023. In August 2022, we entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. Originally, the LIBOR portion of the facility had been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. In June 2023, we executed an amendment to transition the interest rate swap from LIBOR to SOFR with a new fixed coupon of approximately 3.10% effective July 31, 2023. As of March 31, 2024, our term loans under the Credit Facilities are fully hedged. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

As of March 31, 2024, we have the option to borrow incremental term loans in an aggregate amount equal to at least $550.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the Credit Facilities). The credit agreement governing our Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The Credit Facilities also include a revolving credit facility which has $200.0 million of capacity with letter of credit and swingline loan sub-limits of up $20.0 million. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment, or the ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of March 31, 2024, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $28.9 million. In May 2024, we entered into an amendment to extend the maturity date of this revolving credit facility from November 18, 2024 to April 2, 2025. Additionally, we increased the borrowing capacity under this revolving credit facility by an additional $50.0 million.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable as of March 31, 2024, as we had no borrowings outstanding under this revolving credit facility.

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

UFC Credit Facilities

As of March 31, 2024, we had borrowed an aggregate of $2.7 billion of first lien term loans under the UFC Credit Facilities. Borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment (as defined in the UFC credit agreement), or the ABR plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a SOFR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loans under the UFC Credit Facilities include 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 10, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of March 31, 2024, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letters of credit up to $40.0 million. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment or ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.75-3.00%, depending on the First Lien Leverage Ratio, in each case with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of March 31, 2024, we had no borrowings outstanding under this revolving credit facility and no letters of credit outstanding. In April 2024, TKO borrowed $150.0 million under this revolving credit facility to fund a repurchase of its Class A common stock. In May 2024, we entered into an amendment to extend the maturity of this credit facility from October 29, 2024 to October 29, 2025.

The revolving credit facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable as of March 31, 2024, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of March 31, 2024, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which none was outstanding and $54.5 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2025, bearing interest at rates of 2.75% plus SOFR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit sub-limits of up to $3.0 million (the "OL Credit Facility"). As of March 31, 2024, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

The OL Credit Facility is subject to a financial covenant if greater than 40% of the borrowing capacity is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $2.0 million) at the end of each quarter. This covenant was not applicable as of March 31, 2024, as we had no borrowings outstanding under this revolving credit facility.

Cash Flows Overview

Three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(136,267)	$96,722
Net cash used in investing activities	$(72,247)	$(74,120)
Net cash used in financing activities	$(131,544)	$(89,862)

Cash from operating activities declined from $96.7 million of cash provided in the three months ended March 31, 2023 to $(136.3) million of cash used in the three months ended March 31, 2024. Cash used in the three months ended March 31, 2024 was primarily due to a net loss of $303.5 million, which included non-cash items of $187.3 million, the increase in accounts receivable of $153.9 million due to timing of events, such as Miami Open, the sales cycle for IMG ARENA data rights, as well as timing of collections from customers, the increase in other assets of $99.3 million due to media rights costs and the Olympics, and the payments under the TRA of $93.6 million, partially offset by the increase in accrued liabilities and other liabilities of $370.1 million primarily due to the settlement of the UFC class action lawsuit in the amount of $335.0 million. Cash provided in the three months ended March 31, 2023 was primarily due to net income of $36.3 million, which included non-cash items of $158.1 million, offset by the increase in accounts receivable of $73.4 million due to timing of events, such as Super Bowl LVII, NCAA March Madness and Miami Open, as well as timing of collections from customers, and other assets of $55.2 million due to the buildup to the Olympics.

Investing activities increased from $(74.1) million of cash used in the three months ended March 31, 2023 to $(72.2) million of cash used in the three months ended March 31, 2024. Cash used in the three months ended March 31, 2024 primarily reflected payments for capital expenditures and investments in non-controlled affiliates totaling $84.4 million partially offset by cash proceeds received from the sale of assets of $11.0 million. Cash used in the three months ended March 31, 2023 primarily reflected payments for acquisitions of businesses, capital expenditures and investments in non-controlled affiliates totaling $86.2 million partially offset by cash proceeds received from the sale of certain businesses and assets of $10.5 million.

Financing activities increased from $(89.9) million of cash used in the three months ended March 31, 2023 to $(131.5) million of cash used in the three months ended March 31, 2024. Cash used in the three months ended March 31, 2024 primarily reflected payments for the tax receivable agreement, dividends and debt of $62.5 million, $27.1 million and $25.3 million, respectively. Cash used in the three months ended March 31, 2023 primarily reflected payments under the TRA, distributions and debt of $37.5 million, $26.3 million and $22.2 million, respectively.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations, and (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein).

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions and earn-outs and deferred purchase price payments from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) fund any additional purchases or repurchases of TKO Class A common stock, (6) pay the settlement of the Zuffa class action lawsuit, (7) pay interest and principal when due on our Senior Credit Facilities, (8) pay quarterly dividends as required per the Merger Agreement, (9) make payments under the TRA, (10) pay income taxes, (11) make distributions to members, and (12) reduce our outstanding indebtedness under our Senior Credit Facilities.

Based on our current expectations, we believe that the sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments, including long-term debt service, for at least the next 12 months. The term loans under the Credit Facilities of $2.2 billion mature on May 18, 2025. We expect to close the Merger-Related Transactions in advance of the maturity date expiration and anticipate that these term loans will be repaid as part of the Merger-Related Transactions or we otherwise anticipate refinancing. In the event the Merger-Related Transactions do not close by the maturity date or if we are unable to refinance or otherwise extend prior to maturity, we do not expect to have sufficient cash on hand to repay these term loans under the Credit Facilities.

For the UFC Credit Facilities, we expect to refinance prior to the maturity of the outstanding loans prior to their maturity in 2026. We currently anticipate being able to secure funding for such refinancing at favorable terms; however, our ability to do so may be impacted by many factors, including our growth and other factors specific to our business as well as macro-economic factors beyond our control.

Tax Distributions by Endeavor Operating Company

Other than as described above and below, we expect to retain all our future earnings for use in the operation and expansion of our business.

Subject to funds being legally available and certain exceptions, the operating agreement of Endeavor Operating Company generally provides for distributions to each of its members, including the Endeavor Profits Units holders and Endeavor Manager, in amounts sufficient to pay applicable taxes attributable to each member’s allocable share of taxable income of Endeavor Operating Company. Tax distributions made in respect of Endeavor Operating Company Units (but not Endeavor Profits Units) will generally be made pro rata in respect of such Units, as described in the Endeavor Operating Company LLC Agreement. However, in certain situations, tax distributions made to Endeavor Manager may be reduced (relative to those tax distributions made to the other members of Endeavor Operating Company) to reflect the income tax rates to which Endeavor Manager and Endeavor Group Holdings are subject and certain other factors. Non pro-rata tax distributions may be paid to holders of Endeavor Profits Units. Further, there are no assurances that Endeavor Operating Company will make distributions sufficient to cover the taxes on its members allocable share of taxable income, and in some cases, Endeavor Operating Company may not make distributions sufficient for some or all of Endeavor Operating Company’s equity holders to pay such taxes. The operating agreement of Endeavor Operating Company includes provisions that permit (at the direction of its managing member) Endeavor Operating Company to cap the tax distributions that it makes in respect of a particular period by reference to the aggregate taxable income and gain during such period and an assumed tax rate.

Tax Receivable Agreement

Generally, we are required under the TRA to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the TRA. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the TRA will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the TRA will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of March 31, 2024, we had a TRA liability of $839.2 million recorded for all exchanges that have occurred as of this date.

Under the TRA, as a result of certain types of transactions or occurrences, including a transaction resulting in a Change of Control (as defined in the TRA) or a material breach of our obligations under the TRA, we may also be required to make payments to the TRA Holders in amounts equal to the present value of future payments we are obligated to make under the TRA, calculated utilizing assumptions set forth in the TRA. If the payments under the TRA are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the TRA as a result of having insufficient funds (including because our credit agreements restrict the ability of our subsidiaries to make distributions to us) such payments will generally be deferred and will accrue interest until paid.

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report. During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2023 Annual Report.

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. During the first quarter, we performed an interim impairment test for certain of our reporting units, the result of which was an impairment charge of $64.2 million recorded within our Sports Data & Technology segment. A continued decline in the results of this reporting unit or others could result in an additional impairment charge in the future.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $2.25 billion of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of March 31, 2024, a 1% increase in the effective interest rates would have increased our annual interest expense by $27 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the three months ended March 31, 2024, revenues would have decreased by approximately $26.3 million and operating loss would have improved by approximately $6.4 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 16 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2023 Annual Report. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than the risk factors set forth below, there have been no material changes in our risk factors to those included in our 2023 Annual Report.

Risks Related to the Merger

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash for, make payments on or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

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

As of March 31, 2024, we had an aggregate of $5.0 billion outstanding indebtedness under our Senior Credit Facilities, of which $2.2 billion are term loans scheduled to mature on May 18, 2025 (the “Term Loan Indebtedness”). We expect that the Term Loan Indebtedness then outstanding will be repaid as part of the Merger-Related Transactions or otherwise anticipate refinancing. If the Merger-Related Transactions do not close when expected, if at all, or if we are unable to refinance or otherwise extend the Term Loan Indebtedness prior to the scheduled maturity date, we do not expect to have sufficient cash on hand to repay such Term Loan Indebtedness upon maturity, which would have an adverse effect on our business, financial condition, and operating results.

The Merger, the pendency of the Merger or our failure to complete the Merger-Related Transactions could have a material adverse effect on our business, results of operations, financial condition and stock price.

As previously disclosed, on April 2, 2024, we entered into the Merger Agreement, providing for our acquisition by affiliates of Silver Lake. Completion of the Merger is subject to the satisfaction of various conditions, including: (1) the information statement having been mailed to the Company’s stockholders and at least 20 calendar days having elapsed since the completion of such mailing; (2) the absence of any law enjoining, restraining or otherwise prohibiting or making illegal the consummation of the Merger; (3) the expiration or termination of any applicable waiting period under the HSR Act, and the obtainment of regulatory clearances or approvals under certain specified foreign antitrust laws or foreign investment laws; (4) the clearance or obtainment of the applicable approvals by the Company Entities required by certain specified gaming authorities; (5) the accuracy of the other parties’ representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; (6) compliance in all material respects with the other parties’ covenants, agreements and obligations under the Merger Agreement; (7) no Material Adverse Effect (as defined in the Merger Agreement) having occurred and being continuing since the date of the Merger Agreement; and (8) payment of quarterly dividends during the period between signing of the Merger Agreement and the closing of the Merger and, if applicable, payment of a catch-up dividend prior to closing of the Merger. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below:

•
the Merger-Related Transactions will not be consummated;
•
the possibility that any or all of the various conditions to the consummation of the Merger-Related Transactions may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals), and the possibility that a Material Adverse Effect on our business would permit the Parent Entities not to close the Merger;
•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•
if the Merger Agreement is terminated in certain circumstances, we could be required to pay a termination fee of $288.5 million;
•
the effect of the announcement or pendency of the proposed Merger-Related Transactions on the Company’s business relationships, operating results, and business generally;
•
the inability to pursue certain business opportunities or strategic transactions pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•
risks that the proposed Merger-Related Transactions disrupts current plans and operations of the Company and potential difficulties in the Company’s employee retention as a result of the proposed Merger;
•
there may be liabilities that are not known, probable or estimable at this time or unexpected costs, charges or expenses;
•
the Merger-Related Transactions may result in the diversion of management’s time and attention to issues relating to the Merger-Related Transactions;
•
there may be significant transaction-related costs in connection with the Merger-Related Transactions, whether or not the Merger closes;
•
future stockholder litigation and other legal and regulatory proceedings that have been and that may in the future be instituted against the Company and Silver Lake following the announcement of the Merger-Related Transactions, which could delay or prevent the consummation of the Merger, and unfavorable outcome of such legal proceedings;
•
the risk that our stock price may decline significantly if the proposed Merger-Related Transactions are not consummated;
•
the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•
risks associated with Merger-Related Transactions generally, such as the inability to obtain, or delays in obtaining, any required regulatory approvals or other consents; and
•
we cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2024, no director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+	Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.	8-K	001-40373	2.1	04/03/2023

2.2+	Agreement and Plan of Merger, dated as of April 2, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC, Endeavor Executive PIU Holdco, LLC, Endeavor Manager, LLC, Endeavor Operating Company, LLC, Wildcat EGH Holdco, L.P., Wildcat OpCo Holdco, L.P., Wildcat PubCo Merger Sub, Inc., Wildcat OpCo Merger Sub, L.L.C., Wildcat Manager Merger Sub L.L.C., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC and Endeavor Executive PIU Holdco, LLC.	8-K	001-40373	2.1	04/03/2024

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1	Stockholder Purchase Agreement, dated April 4, 2024, by and between WME IMG, LLC and Vincent K. McMahon.					*

10.2+	Letter Agreement, dated as of April 2, 2024, by and among Ariel Emanuel, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.1	04/03/2024

10.3+	Letter Agreement, dated as of April 2, 2024, by and among Patrick Whitesell, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, William Morris Endeavor Entertainment, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.2	04/03/2024

10.4+	Amendment No. 2 to Term Employment Agreement, dated as of April 2, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC.	8-K	001-40373	10.3	04/03/2024

10.5+	Employment Agreement, dated as of April 2, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Wildcat Aggregator, L.P., Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.4	04/03/2024

10.6	Amendment No. 1 to Term Employment Agreement, dated as of February 26, 2024 by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated as of April 19, 2021.	10-K	001-40373	10.70	02/28/2024

10.7	Letter Agreement, dated February 26, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin.	10-K	001-40373	10.71	02/28/2024

10.8	Letter Agreement, dated February 26, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss.	10-K	001-40373	10.72	02/28/2024

10.9

Amendment No. 12, dated as of May 1, 2024, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.

*

10.10	Fourth Refinancing Amendment dated as of May 1, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-41797	10.1	05/08/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101					*

* Filed herewith

** Furnished herewith

+ Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR GROUP HOLDINGS, INC.

Date: May 9, 2024	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)