Form 10-Q
period 2024-06-30
Endeavor Group Holdings, Inc.
filed 2024-08-08
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

As of July 31, 2024, there were 306,795,376 shares of the registrant’s Class A common stock outstanding, 161,277,555 shares of the registrant’s Class X common stock outstanding and 216,298,160 shares of the registrant’s Class Y common stock outstanding.

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
•
“Rollover Holders" refers to certain direct or indirect holders of equity interests in the Company and Endeavor Operating Company (each, a “Rollover Holder”) each of which entered into a rollover agreement with the Parent Entities, pursuant to which each Rollover Holder has agreed, on the terms and subject to the conditions set forth in the rollover agreements, that certain of their equity interests in Endeavor Operating Company will remain outstanding in the OpCo Merger, and/or certain of shares of Common Stock they own will remain outstanding in the Company Merger.
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
"UFC Parent" or "Zuffa" refers to Zuffa Parent LLC (n/k/a TKO Operating Company, LLC or "TKO OpCo").
•
"WWE" refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$697,656	$1,166,526
Restricted cash	403,309	278,456
Accounts receivable (net of allowance for doubtful accounts of $54,765 and $58,026, respectively)	1,008,782	810,857
Deferred costs	646,465	606,207
Other current assets	438,999	432,042
Current assets of discontinued operations	209,531	170,459
Total current assets	3,404,742	3,464,547
Property and equipment, net	861,464	914,645
Operating lease right-of-use assets	416,645	309,704
Intangible assets, net	4,615,399	4,812,284
Goodwill	9,516,086	9,517,143
Investments	397,084	394,179
Deferred income taxes	446,484	429,729
Other assets	630,541	599,394
Long-term assets of discontinued operations	872,655	1,103,148
Total assets	$21,161,100	$21,544,773
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$531,300	$462,361
Accrued liabilities	977,928	684,390
Current portion of long-term debt	2,329,585	58,894
Current portion of operating lease liabilities	65,618	73,899
Deferred revenue	860,165	802,344
Deposits received on behalf of clients	391,135	262,436
Current portion of tax receivable agreement liability	122,189	156,155
Other current liabilities	64,603	97,191
Current liabilities of discontinued operations	166,857	199,276
Total current liabilities	5,509,380	2,796,946
Long-term debt	2,743,045	4,969,417
Long-term operating lease liabilities	391,979	279,042
Long-term tax receivable agreement liability	743,332	834,298
Deferred tax liabilities	445,375	446,250
Other long-term liabilities	394,178	392,951
Long-term liabilities of discontinued operations	101,043	103,358
Total liabilities	10,328,332	9,822,262
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	229,736	215,458
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 306,602,233 and 298,698,490 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class X common stock, $0.00001 par value; 4,967,940,840 and 4,983,448,411 shares authorized; 161,433,926 and 166,569,908 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Class Y common stock, $0.00001 par value; 987,806,109 and 989,681,838 shares authorized; 216,298,160 and 225,960,405 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	4,956,534	4,901,922
Accumulated deficit	(505,359)	(117,065)
Accumulated other comprehensive loss	(25,502)	(157)
Total Endeavor Group Holdings, Inc. shareholders' equity	4,425,679	4,784,706
Nonredeemable non-controlling interests	6,177,353	6,722,347
Total shareholders' equity	10,603,032	11,507,053
Total liabilities, redeemable interests and shareholders' equity	$21,161,100	$21,544,773

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,751,274	$1,305,648	$3,510,918	$2,801,626
Operating expenses:
Direct operating costs	741,989	515,902	1,532,804	1,187,487
Selling, general and administrative expenses	759,244	585,274	1,805,145	1,213,063
Depreciation and amortization	138,562	49,833	281,032	105,113
Total operating expenses	1,639,795	1,151,009	3,618,981	2,505,663
Operating income (loss) from continuing operations	111,479	154,639	(108,063)	295,963
Other (expense) income:
Interest expense, net	(97,551)	(90,368)	(194,397)	(175,540)
Tax receivable agreement liability adjustment	—	10,174	(2,444)	12,518
Other income (expense), net	682	742,066	(1,272)	766,533
Income (loss) from continuing operations before income taxes and equity losses of affiliates	14,610	816,511	(306,176)	899,474
(Benefit from) provision for income taxes	(143,377)	139,811	(206,903)	174,668
Income (loss) from continuing operations before equity losses of affiliates	157,987	676,700	(99,273)	724,806
Equity losses of affiliates, net of tax	(2,833)	(12,997)	(5,096)	(19,543)
Income (loss) from continuing operations, net of tax	155,154	663,703	(104,369)	705,263
Discontinued operations:
(Loss) income from discontinued operations	(176,351)	3,462	(268,607)	(1,230)
Provision for income taxes	232,575	630	184,267	1,243
(Loss) income from discontinued operations, net of tax	(408,926)	2,832	(452,874)	(2,473)
Net (loss) income	(253,772)	666,535	(557,243)	702,790
Less: Net (loss) income attributable to non-controlling interests	(39,254)	263,361	(205,385)	291,585
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(214,518)	$403,174	$(351,858)	$411,205

(Loss) earnings per share of Class A common stock:
Basic from continuing operations	$0.20	$1.33	$(0.16)	$1.37
Basic from discontinued operations	(0.90)	0.01	(1.00)	-
Basic	(0.70)	1.34	(1.16)	1.37

Diluted from continuing operations	0.19	1.28	(0.16)	1.35
Diluted from discontinued operations	(0.89)	0.01	(1.00)	-
Diluted	(0.70)	1.29	(1.16)	1.35

Weighted average number of shares used in computing (loss) earnings per share:
Basic	304,193,981	301,011,276	302,327,311	296,499,094
Diluted	309,319,813	311,046,135	302,327,311	299,810,998

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(253,772)	$666,535	$(557,243)	$702,790
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gains on interest rate swaps	3,431	19,067	9,536	18,031
Reclassification of gains to net (loss) income for interest rate swaps	(16,707)	(14,555)	(33,500)	(26,357)
Foreign currency translation adjustments	3,640	18,985	(17,314)	41,316
Reclassification of foreign currency translation losses to net (loss) income for business divestiture	1,397	—	1,397	3,270
Total comprehensive (loss) income, net of tax	(262,011)	690,032	(597,124)	739,050
Less: Comprehensive income (loss) attributable to non-controlling interests	(42,782)	271,734	(220,180)	303,658
Comprehensive (loss) income attributable to Endeavor Group Holdings, Inc.	$(219,229)	$418,298	$(376,944)	$435,392

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30, 2024

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income/(Loss)	Holdings, Inc.	Interests	Equity

Balance at April 1, 2024	$229,287	301,534,075	$3	165,893,113	$1	225,897,909	$2	$4,955,083	$(272,473)	$(20,543)	$4,662,073	$6,522,252	$11,184,325
Comprehensive loss	5,849	—	—	—	—	—	—	—	(214,518)	(4,711)	(219,229)	(48,631)	(267,860)
Equity-based compensation	—	—	—	—	—	—	—	33,568	—	—	33,568	22,986	56,554
Issuance of Class A common stock due to exchanges	—	4,459,187	—	(4,459,187)	—	(9,599,749)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	608,971	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	(5,400)	—	—	—	—	—	—	—	—	—	—	(15,502)	(15,502)
Dividends ($0.06 per share)	—	—	—	—	—	—	—	—	(18,368)	—	(18,368)	(8,773)	(27,141)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(312,705)	(312,705)
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	(1,841)	(1,841)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	(19,319)	—	(248)	(19,567)	19,567	—
Equity impact of tax receivable agreement for exchanges of EOC units and Endeavor Manager units, and deferred taxes arising from changes in ownership	—	—	—	—	—	—	—	(12,798)	—	—	(12,798)	—	(12,798)
Balance at June 30, 2024	$229,736	306,602,233	$3	161,433,926	$1	216,298,160	$2	$4,956,534	$(505,359)	$(25,502)	$4,425,679	$6,177,353	$10,603,032

See accompanying notes to consolidated financial statements

	Six Months Ended June 30, 2024

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable		Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group		Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.		Interests	Equity
Balance at January 1, 2024	$215,458	298,698,490	$3	166,569,908	$1	225,960,405	$2	$4,901,922	$(117,065)	$(157)	4,784,706		$6,722,347	$11,507,053
Comprehensive income (loss)	20,575	—	—	—	—	—	—	—	(351,858)	(25,086)	(376,944)		(240,755)	(617,699)
Equity-based compensation	—	—	—	—	—	—	—	66,323	—	—	66,323		50,887	117,210
Issuance of Class A common stock due to exchanges	—	5,135,982	—	(5,135,982)	—	(9,662,245)	—	—	—	—	—		—	—
Issuance of Class A common stock due to releases of RSUs	—	2,767,761	—	—	—	—	—	—	—	—	—		—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	1,493	1,493
Distributions	(6,297)	—	—	—	—	—	—	—	—	—	—		(29,155)	(29,155)
Dividends ($0.06 per share)	—	—	—	—	—	—	—	—	(36,436)	—	(36,436)		(17,799)	(54,235)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—		(312,705)	(312,705)
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—		(1,841)	(1,841)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	(4,622)	—	(259)	(4,881)		4,881	—
Equity impact of tax receivable agreement for exchanges of EOC units and Endeavor Manager units, and deferred taxes arising from changes in ownership	—	—	—	—	—	—	—	(7,089)	—	—	(7,089)		—	(7,089)
Balance at June 30, 2024	$229,736	306,602,233	$3	161,433,926	$1	216,298,160	$2	$4,956,534	$(505,359)	$(25,502)	$4,425,679		$6,177,353	$10,603,032

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

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(104,369)	$705,263
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	281,032	105,113
Amortization and write-off of original issue discount and deferred financing cost	8,729	9,263
Amortization of content costs	24,843	26,225
Net loss (gain) on sale/disposal and impairment of assets	120,624	(1,119)
Gain on business divestiture	—	(750,165)
Equity-based compensation expense	111,728	139,543
Change in fair value of contingent liabilities	111	(175)
Change in fair value of equity investments with and without readily determinable fair value	634	(702)
Change in fair value of financial instruments	(36,175)	(33,649)
Equity losses of affiliates	5,096	19,543
Net provision for allowance for doubtful accounts	(1,261)	(5,446)
Net loss (gain) on foreign currency transactions	2,200	(14,167)
Distributions from affiliates	4,121	2,716
Tax receivable agreement liability adjustment	2,444	(12,518)
Income taxes	(229,920)	159,995
Other, net	4	3,262
Changes in operating assets and liabilities - net of acquisitions and divestitures:
Increase in receivables	(199,616)	(38,807)
Increase in other current assets	(888)	(117,836)
Increase in other assets	(113,783)	(151,612)
Increase in deferred costs	(49,237)	(17,600)
Increase/(decrease) in deferred revenue	66,958	(2,499)
Increase in accounts payable and accrued liabilities	379,589	52,472
Decrease in tax receivable agreement liability	(93,637)	(12,559)
Increase in other liabilities	161,291	85,090
Net cash provided by operating activities from continuing operations	340,518	149,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(22,779)
Purchases of property and equipment	(91,639)	(94,028)
Proceeds from business divestitures, net of cash sold	—	1,076,737
Proceeds from sale of assets	11,365	3,296
Investments in affiliates	(30,254)	(67,020)
Other, net	1,698	1,945
Net cash (used in) provided by investing activities from continuing operations	(108,830)	898,151
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	300,000	49,913
Payments on borrowings and finance leases	(271,405)	(77,973)
Payments under tax receivable agreement	(62,518)	(37,534)
Distributions	(35,452)	(33,656)
Dividends	(54,235)	—
Redemption payments related to pre-IPO units	—	(1,500)
Acquisition of non-controlling interests	(316,841)	(43,804)
Payments of contingent and deferred consideration related to acquisitions	(17,227)	(18,953)
Other, net	(685)	(362)
Net cash used in financing activities from continuing operations	(458,363)	(163,869)
DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities	(75,659)	43,682
Net cash used in investing activities	(23,418)	(36,753)
Net cash used in financing activities	(13,710)	—
Net cash flows (used in) provided by discontinued operations	(112,787)	6,929
Change in cash, cash equivalents and restricted cash balances held for sale	—	4,062
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,555)	3,503
(Decrease) increase in cash, cash equivalents and restricted cash	(344,017)	898,407
Cash, cash equivalents and restricted cash at beginning of year	1,444,982	1,045,993
Cash, cash equivalents and restricted cash at end of period	$1,100,965	$1,944,400

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

In April 2024, following the Company's review to evaluate strategic alternatives, the Company entered into the Merger Agreement, pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of the Company's stock that it does not already own (other than certain equity interests held by certain current directors and executive officers of the Company and any other Rollover Holders (the “Rollover Interests”)). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain closing conditions and on the terms set forth therein, equityholders of EGH, Endeavor Operating Company and Endeavor Manager are to receive $27.50 in cash per share or unit, as applicable. The Merger Agreement also requires the Company to, in each calendar quarter prior to the closing, declare and pay a dividend in respect of each issued and outstanding share of the Company’s Class A common stock at a price equal to $0.06 per share. Completion of the transactions contemplated by the Merger Agreement (the "Merger-Related Transactions") is subject to certain customary closing conditions, including required regulatory approvals. The Merger Agreement also includes certain covenants of the Company Entities, including with respect to sales of certain specified assets of the Company (other than with respect to TKO Group Holdings, Inc. ("TKO") and the agency representation business of WME), the declaration and payment of quarterly dividends, and non-solicitation of alternative acquisition proposals, as well as other customary representations, warranties and covenants by Company Entities, the Parent Entities and the Merger Subs. Completion of the Merger-Related Transactions is not subject to a financing condition, and the Merger-Related Transactions are to be financed through a combination of new and reinvested equity from affiliates of Silver Lake and additional capital by other third-party investors; the Rollover Interests; and new debt financing. The Merger-Related Transactions are expected to close by the end of the first quarter of 2025. Upon completion, the Company's common stock will no longer be listed on any public market.

In September 2023, the Company completed the transactions involving the business combination of World Wrestling Entertainment, Inc. ("WWE"), which is a media and entertainment company, and TKO OpCo (the "TKO Transactions"). As part of the TKO Transactions, among other things, a new, publicly listed company, TKO, was formed. Upon closing of the TKO Transactions, Endeavor holds a controlling interest in TKO, which became a consolidated subsidiary of the Company.

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to refinance or repay its long-term debt, and the attainment of profitable operations.

Historically, the Company has relied principally on liquidity generated from operating activities to fund the Company’s day-to-day operations and routine capital expenditures, invest in revenue-generating activities, and service its long-term debt. As of June 30, 2024, the Company had an aggregate of $5.1 billion outstanding indebtedness, of which $2.2 billion is a term loan scheduled to mature on May 18, 2025. We expect that the term loan then outstanding will be repaid as part of the Merger-Related Transactions or will otherwise be refinanced prior to its maturity. Absent the Company’s ability to secure additional liquidity, extend the maturity of or refinance such term loan, the Company’s operations may be adversely impacted in the event the lenders declare an event of default and exercise their rights and remedies under the first lien credit agreement.

As a result of the upcoming maturity of the term loan on May 18, 2025, the Company has evaluated plans over the next twelve months beyond the date the accompanying unaudited interim consolidated financial statements are issued to secure additional liquidity which include, but are not limited to, (i) repayment or refinancing of the term loan as part of the Merger-Related Transactions (ii) reducing discretionary capital and operating expenses (iii) obtaining additional facilities from banks and renewal of existing bank borrowings and (iv) proceeds from asset sales. While the Company has had a history of being able to secure additional liquidity or refinance its outstanding indebtedness, the feasibility of some of these plans is contingent upon factors outside of the control of the Company, and as such, these uncertainties raise substantial doubt about its ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the accompanying unaudited interim consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation, including the recast for discontinued operations (see Note 4).

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

4.
DISCONTINUED OPERATIONS

As contemplated in the Merger Agreement with Silver Lake, which was executed in April 2024, the Company initiated a process to sell certain businesses of the Company. During the second quarter of 2024, the Company began to actively market its Sports Data & Technology ("SD&T") segment. The SD&T segment includes OpenBet, which specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre. The Company determined that the SD&T segment met the definition of a discontinued operation in the quarter ended June 30, 2024, and, as such, the Company has recast its financial statements to present the SD&T segment as discontinued operations.

The following table presents the aggregate carrying amounts of major classes of assets and liabilities in the consolidated balance sheets related to the SD&T segment as of June 30, 2024 and December 31, 2023, are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Assets of discontinued operations:
Accounts receivable	$147,824	$128,933
Deferred costs	39,483	20,963
Other current assets	22,224	20,563
Current assets of discontinued operations	209,531	170,459
Property and equipment, net	36,486	30,262
Operating lease right-of-use assets	9,216	10,691
Intangible assets, net	385,543	400,081
Goodwill	425,119	634,696
Investments	7,291	3,792
Deferred income taxes	974	1,036
Other assets	8,026	22,590
Long-term assets of discontinued operations	872,655	1,103,148
Total assets of discontinued operations	$1,082,186	$1,273,607

Liabilities of discontinued operations:
Accounts payable	$92,998	$125,247
Accrued liabilities	27,440	26,335
Current portion of operating lease liabilities	2,188	2,330
Deferred revenue	28,109	5,225
Other current liabilities	16,122	40,139
Current liabilities of discontinued operations	166,857	199,276
Long-term operating lease liabilities	7,042	8,532
Deferred tax liabilities	81,237	81,799
Other long-term liabilities	12,764	13,027
Long-term liabilities of discontinued operations	101,043	103,358
Total liabilities of discontinued operations	$267,900	$302,634

The following table presents the statements of operations for the discontinued operations of the SD&T segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$103,651	$130,565	$194,292	$231,424
Operating expenses:
Direct operating costs	64,459	68,113	118,255	120,809
Selling, general and administrative expenses	46,485	47,397	96,830	88,821
Depreciation and amortization	9,281	11,244	23,160	22,716
Impairment charges(1)	141,732	—	205,928	—
Total operating expenses	261,957	126,754	444,173	232,346
Operating (loss) income	(158,306)	3,811	(249,881)	(922)
Other (expense) income:
Interest income, net	277	61	564	136
Other expense, net(2)	(18,322)	(409)	(19,290)	(444)
(Loss) income from discontinued operations before income taxes	(176,351)	3,462	(268,607)	(1,230)
Provision for income taxes	232,575	630	184,267	1,243
(Loss) income from discontinued operations, net of tax	(408,926)	2,832	(452,874)	(2,473)
(Loss) income attributable to non-controlling interests	(134,135)	947	(149,914)	(1,751)
(Loss) income from discontinued operations attributable to Endeavor Group Holdings, Inc.	$(274,791)	$1,885	$(302,960)	$(722)

(1) During the first and second quarters of 2024, the Company performed an interim impairment review of the SD&T reporting unit due to triggering events. As a result of the interim impairment tests, the Company recorded non-cash impairment charges of $141.7 million and $205.9 million in the three and six months ended June 30, 2024 for goodwill driven by lower streaming and data rights projections combined with the transaction method calculation.

(2) The Company recorded a $14.0 million loss to write-down the SD&T segment's carrying value to its estimated fair value less costs to sell in the three and six months ended June 30, 2024.

5.
ACQUISITION AND DIVESTITURE

2023 ACQUISITIONS

During the six months ended June 30, 2023, the Company completed six acquisitions for a total purchase price of $63.7 million, which included cash of $51.4 million, contingent consideration with a fair value of $4.9 million, deferred purchase price of $6.6 million, and issuance of Class A common stock valued at $0.8 million. The Company recorded $28.9 million of goodwill and $41.1 million of intangible assets, of which the weighted average useful life ranges from 5.0 to 10.8 years. The goodwill was assigned to the Events, Experiences & Rights, Representation and Sports Data & Technology segments and is partially deductible for tax purposes. Of the six acquisitions, two were completed within our Sports Data & Technology segment, which is presented as discontinued operations (Note 4).

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

6.
SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Accrued operating expenses	$319,766	$322,347
Legal settlement (Note 17)	335,000	—
Payroll, bonuses and benefits	221,709	256,715
Other	101,453	105,328
Total accrued liabilities	$977,928	$684,390

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged			Balance at
	Beginning	to Costs and		Foreign	End of
	of Year	Expenses, Net	Deductions	Exchange	Period
Six Months Ended June 30, 2024	$58,026	$5,123	$(6,385)	$(1,999)	$54,765

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental information:
Cash paid for interest	$191,688	$168,671
Cash payments for income taxes	40,171	31,332

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$45,169	$25,181
Establishment and acquisition of non-controlling interests	—	6,331
Non-cash contributions from non-controlling interests	1,493	—
Contingent consideration provided in connection with acquisitions	—	4,863
Right-of-use assets obtained in exchange for operating lease obligations	140,639	—
Accretion of redeemable non-controlling interests	—	(6,465)
Issuance of Class A common stock due to an acquisition	—	781
Items arising from exchanges of EOC units and Endeavor Manager units, and changes in ownership:
Establishment of liabilities under tax receivable agreement	(19,179)	44,339
Deferred tax asset	12,091	38,220

7.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2023	$7,737,884	$1,261,893	$517,366	$9,517,143
Foreign currency translation and other	(1,203)	269	(123)	(1,057)
Balance — June 30, 2024	$7,736,681	$1,262,162	$517,243	$9,516,086

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of June 30, 2024 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.7	$3,137,783	$(490,320)	$2,647,463
Customer and client relationships	8.2	2,228,018	(1,259,007)	969,011
Internally developed technology	3.2	104,520	(74,746)	29,774
Other	4.0	149,146	(67,965)	81,181
		$5,619,467	$(1,892,038)	$3,727,429
Indefinite-lived:
Trade names		409,306	—	409,306
Owned events		478,664	—	478,664
Total intangible assets		$6,507,437	$(1,892,038)	$4,615,399

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.7	$3,138,394	$(420,809)	$2,717,585
Customer and client relationships	8.3	2,229,806	(1,159,370)	1,070,436
Internally developed technology	3.2	104,245	(68,205)	36,040
Other	4.0	149,187	(53,994)	95,193
		$5,621,632	$(1,702,378)	$3,919,254
Indefinite-lived:
Trade names		410,113	—	410,113
Owned events		482,917	—	482,917
Total intangible assets		$6,514,662	$(1,702,378)	$4,812,284

Intangible asset amortization expense was $95.9 million and $28.7 million for the three months ended June 30, 2024 and 2023, respectively, and $192.2 million and $60.3 million for the six months ended June 30, 2024 and 2023, respectively.

8.
INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	June 30,	December 31,
	2024	2023
Equity method investments	$207,544	$199,987
Equity investments without readily determinable fair values	189,140	193,867
Equity investments with readily determinable fair values	400	325
Total investments	$397,084	$394,179

Equity Method Investments

As of June 30, 2024 and December 31, 2023, the Company held various investments in non-marketable equity instruments of private companies. As of June 30, 2024, the Company’s equity method investments are primarily comprised of Fifth Season and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 5% to 50% as of June 30, 2024.

As of June 30, 2024, the Company's ownership in Fifth Season was approximately 15%. The Company’s share of the net loss of Fifth Season for the three and six months ended June 30, 2024 and 2023 was $3.6 million, $7.3 million, $6.6 million and $15.1 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations.

There were no other-than-temporary impairments recorded for equity method investments during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recorded an other-than-temporary impairment of $9.2 million for one of its equity method investments.

Equity Investments without Readily Determinable Fair Values

As of June 30, 2024 and December 31, 2023, the Company held various investments in non-marketable equity instruments of private companies.

For the three and six months ended June 30, 2024, the Company performed its assessment on its investments without readily determinable fair values and recorded a net decrease of $0.8 million and $0.7 million, respectively, in other (expense) income, net in the consolidated statements of operations. The changes were due to observable price changes and other than temporary impairment. For the three and six months ended June 30, 2023, the Company performed its assessment on its investments without readily determinable fair values and recorded a net increase of none and $0.7 million, respectively, in other income (expense), net in the consolidated statements of operations. The changes were due to observable price changes. For the three and six months ended June 30, 2024, the Company sold one and two investments, respectively, for net consideration of $0.3 million and $11.3 million and recorded net gains of $0.1 million and $1.1 million, respectively. For the three months ended June 30, 2023, no material investments were sold and for the six months ended June 30, 2023, the Company sold two investments for net consideration of $2.3 million and recorded related gains of $1.1 million.

9.
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

As of June 30, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from June 30, 2024) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD

British Pound Sterling	£ 44,625	in exchange for	$56,674	£ 0.79
Euro	€6,550	in exchange for	$7,150	€0.92
Singapore Dollar	S$ 6,550	in exchange for	$4,906	S$ 1.34
Canadian Dollar	C$ 2,950	in exchange for	$2,183	C$ 1.35
United Arab Emirates Dirham	10,000 د.إ.	in exchange for	$2,724	د.إ 3.67

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net (loss) gain of $(0.3) million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and a net (loss) gain of $(0.8) million and $6.4 million for the six months ended June 30, 2024 and 2023, respectively, in other (expense) income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain (loss) of $0.8 million and $(0.6) million for the three months ended June 30, 2024 and 2023, respectively, and a net gain of $1.6 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, in other (expense) income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them as cash flow hedges. In June 2023, the Company executed amendments to transition the interest rate swaps on its 2014 Credit Facilities from LIBOR to Term Secured Overnight Financing Rate ("SOFR") with a new average fixed coupon of approximately 2.05% for $1.5 billion of interest rate swaps and approximately 3.10% for $750 million of interest rate swaps. The $1.5 billion of interest rate swaps matured during the quarter ended June 30, 2024. For the three months ended June 30, 2024 and 2023, the Company recorded gains of $3.4 million and $19.1 million in accumulated other comprehensive loss and reclassified gains of $16.7 million and $14.6 million into net (loss) income, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded gains of $9.5 million and $18.0 million in accumulated other comprehensive loss and reclassified gains of $33.5 million and $26.4 million into net (loss) income, respectively.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	June 30, 2024
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$400	$—	$—	$400
Forward foreign exchange contracts	—	2,685	—	2,685
Interest rate swaps	—	3,828	—	3,828
Total	$400	$6,513	$—	$6,913
Liabilities:
Contingent consideration	$—	$—	$6,613	$6,613
Forward foreign exchange contracts	—	2,127	—	2,127
Total	$—	$2,127	$6,613	$8,740

	Fair Value Measurements as of
	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$325	$—	$—	$325
Forward foreign exchange contracts	—	1,402	—	1,402
Interest rate swaps	—	32,683	—	32,683
Total	$325	$34,085	$—	$34,410
Liabilities:
Contingent consideration	$—	$—	$8,103	$8,103
Forward foreign exchange contracts	—	3,372	—	3,372
Total	$—	$3,372	$8,103	$11,475

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three and six months ended June 30, 2024.

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

Forward Foreign Exchange Contracts

The Company classifies its forward foreign currency exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). As of June 30, 2024 and December 31, 2023, the Company had $0.6 million and $1.3 million in other current assets, $2.1 million and $0.1 million in other assets, $2.1 million and $2.2 million in other current liabilities, and less than $0.1 million and $1.2 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s forward foreign exchange contracts.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). The fair value of the swaps was $3.8 million and $32.7 million as of June 30, 2024 and December 31, 2023, and was included in other current assets and other assets, respectively, in the consolidated balance sheets.

11.
DEBT

The following is a summary of outstanding debt (in thousands):

	June 30,	December 31,
	2024	2023
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,228,718	$2,243,784
Revolving Credit Facility (due April 2025)	75,000	—
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,713,266	2,728,766
Other debt (3.25%-14.50% Notes due at various dates through 2034)	80,336	88,614
Total principal	5,097,320	5,061,164
Unamortized discount	(8,410)	(11,192)
Unamortized issuance costs	(16,280)	(21,661)
Total debt	5,072,630	5,028,311
Less: current portion	(2,329,585)	(58,894)
Total long-term debt	$2,743,045	$4,969,417

2014 Credit Facilities

As of June 30, 2024 and December 31, 2023, the Company had $2.2 billion and $2.2 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility").

In May 2024, the Company entered into an amendment to extend the maturity date of the Revolving Credit Facility from November 18, 2024 to April 2, 2025 and increased the borrowing capacity under the Revolving Credit Facility by $50.0 million.

During the six months ended June 30, 2024, the Company borrowed $150.0 million and subsequently repaid $75.0 million under its Revolving Credit Facility. The Company had $75.0 million and no borrowings outstanding as of June 30, 2024 and December 31, 2023, respectively, under the Revolving Credit Facility.

The financial debt covenant of the 2014 Credit Facilities did not apply as of June 30, 2024 as the Company did not utilize greater than thirty-five percent of the borrowing capacity under the Revolving Credit Facility. The financial covenant did not apply as of December 31, 2023 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $28.4 million and $28.9 million as of June 30, 2024 and December 31, 2023, respectively.

Zuffa Credit Facilities

As of June 30, 2024 and December 31, 2023, the Company has $2.7 billion and $2.7 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million and letters of credit in an aggregate face amount not in excess of $40.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa, including WWE. In May 2024, the Company entered into an amendment to extend the maturity of the Zuffa Revolving Credit Facility from October 29, 2024 to October 29, 2025.

During the six months ended June 30, 2024, TKO borrowed and subsequently repaid $150.0 million under its Zuffa Revolving Credit Facility. The financial debt covenant of the Zuffa Credit Facilities did not apply as of June 30, 2024 and December 31, 2023 as TKO had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Under the Zuffa Credit Facilities, TKO had $10.0 million and no outstanding letters of credit as of June 30, 2024 and December 31, 2023, respectively.

Other Debt

On Location Revolver

The financial debt covenant of the On Location ("OL") revolving credit facility did not apply as of June 30, 2024 and December 31, 2023 as OL had no borrowings outstanding under the OL revolving credit agreement.

OL had no letters of credit outstanding under the revolving credit agreement as of June 30, 2024 and December 31, 2023.

Zuffa Secured Commercial Loans

As of June 30, 2024 and December 31, 2023, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of June 30, 2024, EGH primarily held long-term deferred tax benefits of $503.1 million and a tax receivable agreement ("TRA") liability of $865.5 million, of which $122.2 million was classified as current and $743.3 million was classified as long-term. As of December 31, 2023, EGH primarily held cash of $40.5 million, long-term deferred tax benefits of $486.2 million, income taxes payable of $22.0 million, and a TRA liability of $990.5 million, of which $156.2 million was classified as current and $834.3 million was classified as long-term. Otherwise, EGH has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $4.9 billion and $5.0 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

12.
REDEEMABLE AND NON-REDEEMABLE NON-CONTROLLING INTERESTS

Redeemable Non-controlling Interests

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson Holdings, LLC ("Barrett-Jackson") in August 2022, the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett-Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of June 30, 2024 and December 31, 2023, the estimated redemption value was below the carrying value of $216.7 million and $203.9 million, respectively.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of June 30, 2024 and December 31, 2023, the estimated redemption value was $11.2 million.

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

Nonredeemable Non-controlling Interests

TKO

In April 2024, the Company purchased 1,642,970 shares of TKO Class A common stock held by Vincent K. McMahon at a per share price of $89.01 for an aggregate amount of $146.2 million. In April 2024, TKO purchased 1,853,724 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $165.0 million and retired such shares. Immediately following these share repurchases, the Company owned approximately 53.6% and TKO owned approximately 46.4% of TKO OpCo.

13.
EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net income (loss) from continuing operations, net (loss) income from discontinued operations, or net (loss) income, available to common stockholders of the Company, divided by the weighted average number of shares of Class A Common Stock outstanding during the same period. Diluted EPS is calculated by dividing the net income (loss) from continuing operations, net (loss) income from discontinued operations, or net (loss) income, available for common stockholders, by the diluted weighted average shares outstanding for that period. The Company excludes securities from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the periods are presented below (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic (loss) earnings per share
Numerator for continuing operations
Net income (loss) from continuing operations	$155,154	$663,703	$(104,369)	$705,263
Less: Net income (loss) attributable to noncontrolling interests	94,881	262,414	(55,471)	293,336
Net income (loss) from continuing operations attributable to the Company	60,273	401,289	(48,898)	411,927
Adjustment to net income (loss) attributable to the Company	—	—	201	(5,642)
Net income (loss) from continuing operations attributable to EGH common shareholders- Basic	$60,273	$401,289	$(48,697)	$406,285

Numerator for discontinued operations
Net (loss) income from discontinued operations	$(408,926)	$2,832	$(452,874)	$(2,473)
Less: Net (loss) income attributable to noncontrolling interests	(134,135)	947	(149,914)	(1,751)
Net (loss) income from discontinued operations attributable to the Company	(274,791)	1,885	(302,960)	(722)
Adjustment to net (loss) income attributable to the Company	—	—	74	34
Net (loss) income from discontinued operations attributable to EGH common shareholders- Basic	$(274,791)	$1,885	$(302,886)	$(688)

Net (loss) income attributable to EGH common shareholders for basic (loss) earnings per share	$(214,518)	$403,174	$(351,583)	$405,597

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for diluted (loss) earnings per share
Numerator for continuing operations
Net income (loss) from continuing operations	$155,154	$663,703	$(104,369)	$705,263
Less: Net income (loss) attributable to noncontrolling interests	94,920	263,977	(55,471)	295,521
Net income (loss) from continuing operations attributable to the Company	60,234	399,726	(48,898)	409,742
Adjustment to net income (loss) attributable to the Company	—	—	201	(5,642)
Net income (loss) from continuing operations attributable to EGH common shareholders- Basic	$60,234	$399,726	$(48,697)	$404,100

Numerator for discontinued operations
Net (loss) income from discontinued operations	$(408,926)	$2,832	$(452,874)	$(2,473)
Less: Net (loss) income attributable to noncontrolling interests	(134,135)	947	(149,914)	(1,751)
Net (loss) income from discontinued operations attributable to the Company	(274,791)	1,885	(302,960)	(722)
Adjustment to net (loss) income attributable to the Company	—	—	74	34
Net (loss) income from discontinued operations attributable to EGH common shareholders- Diluted	$(274,791)	$1,885	$(302,886)	$(688)

Net (loss) income attributable to EGH common shareholders for diluted (loss) earnings per share	$(214,557)	$401,611	$(351,583)	$403,412

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Denominator for basic and diluted (loss) earnings per share
Weighted average Class A Common Shares outstanding - Basic	304,193,981	301,011,276	302,327,311	296,499,094
Additional shares assuming exchange of all EOC Profits Units	2,560,646	1,031,047	—	872,989
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	2,565,186	2,244,297	—	2,438,915
Additional shares assuming redemption of redeemable non-controlling interests	—	6,759,515	—	—
Weighted average number of shares used in computing diluted (loss) earnings per share	309,319,813	311,046,135	302,327,311	299,810,998

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) earnings per share
Basic (loss) earnings per share from continuing operations	$0.20	$1.33	$(0.16)	$1.37
Basic (loss) earnings per share from discontinued operations	(0.90)	0.01	(1.00)	-
Basic	(0.70)	1.34	(1.16)	1.37

Diluted (loss) earnings per share from continuing operations	0.19	1.28	(0.16)	1.35
Diluted (loss) earnings per share from discontinued operations	(0.89)	0.01	(1.00)	-
Diluted	(0.70)	1.29	(1.16)	1.35

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Securities that are anti-dilutive for the period
Stock Options	1,102,295	4,119,175	4,064,723	4,119,175
Unvested RSUs	971,510	2,830,955	9,408,207	2,830,955
Manager LLC Units	21,051,715	22,313,733	21,051,715	22,313,733
EOC Common Units	124,816,441	135,005,310	125,188,932	135,005,310
EOC Profits Interest & Phantom Units	—	—	15,514,142	—
Redeemable Non-Controlling Interests	4,456,189	—	4,456,189	6,903,763

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

In accordance with Accounting Standards Codification Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and six months ended June 30, 2024 and 2023 based upon the AETR. The six months ended June 30, 2024 also includes a discrete item for the Zuffa legal settlement (Note 17).

The (benefit from) provision for income taxes from continuing operations for the three months ended June 30, 2024 and 2023 is $(143.4) million and $139.8 million, respectively, based on pretax income of $14.6 million and $816.5 million, respectively. The continuing operations effective tax rate is (981.4)% and 17.1% for the three months ended June 30, 2024 and 2023, respectively. The tax benefit from continuing operations for the three months ended June 30, 2024 is primarily due to the effects of reporting discontinued operations, changes in the Company's mix of earnings, and foreign withholding taxes not based on income, resulting in a negative AETR. For the same period in 2023, the tax expense from continuing operations is primarily due to the effects of increased earnings in 2023, largely driven by the gain on sale of the Academy.

The (benefit from) provision for income taxes from continuing operations for the six months ended June 30, 2024 and 2023 is $(206.9) million and $174.7 million, respectively, based on pretax (loss) income of $(306.2) million and $899.5 million, respectively. The continuing operations effective tax rate is 67.6% and 19.4% for the six months ended June 30, 2024 and 2023, respectively. The tax benefit from continuing operations for the six months ended June 30, 2024 is primarily due to the Zuffa legal settlement of $335.0 million that resulted in a $69.3 million discrete benefit, the effects of reporting discontinued operations, changes in the Company's mix of earnings, and foreign withholding taxes not based on income, resulting in a negative AETR. For the same period in 2023, the tax expense from continuing operations is primarily due to the effects of increased earnings in 2023, largely driven by the gain on sale of the Academy.

Any tax balances reflected on the June 30, 2024 balance sheet will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2024.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, withholding taxes in foreign jurisdictions that are not based on net income, and income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of June 30, 2024 and December 31, 2023, the Company had unrecognized tax benefits of $54.3 million and $50.9 million, respectively, for which we are unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

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

Discontinued Operations

The provision for income taxes from discontinued operations provision for the three months ended June 30, 2024 and 2023 is $232.6 million and $0.6 million, respectively, based on pretax (loss) income of $(176.4) million and $3.5 million, respectively. The discontinued operations effective tax rate is (131.9)% and 18.2% for the three months ended June 30, 2024 and 2023, respectively. The provision for income taxes from discontinued operations for the six months ended June 30, 2024 and 2023 is $184.3 million and $1.2 million, respectively, based on pretax loss of $(268.6) million and $(1.2) million, respectively. The effective tax rate is (68.6)% and (101.1)% for the six months ended June 30, 2024 and 2023, respectively. The provision for income taxes from discontinued operations reflects the application of the "with and without" approach to allocating income taxes between continuing and discontinued operations consistent with the general intraperiod tax allocation requirements.

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. For the three and six months ended June 30, 2024 and the year ended December 31, 2023, the Company is not subject to CAMT and will continue to assess the potential tax effects of the CAMT on the Company's consolidated financial statements.

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

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO ("TRA Holders"). The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes (determined by using certain assumptions), or in some cases is deemed to realize, as a result of the following attributes: (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRA, (iii) deductions attributable to imputed interest pursuant to the TRA and (iv) other tax attributes (including existing tax basis) allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions. As of June 30, 2024, the Company has a TRA liability of approximately $865.5 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

15.
REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$463,063	$110,064	$—	$573,127
Technology platforms and services	—	13,614	—	13,614
Media production, distribution and content	2,235	55,778	70,767	128,780
Events and performance	388,500	292,765	—	681,265
Talent representation and licensing	40,263	—	256,915	297,178
Marketing	—	—	83,728	83,728
Eliminations	—	—	—	(26,418)
Total	$894,061	$472,221	$411,410	$1,751,274

	Six Months Ended June 30, 2024
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$866,075	$219,535	$—	$1,085,610
Technology platforms and services	—	23,870	—	23,870
Media production, distribution and content	4,091	118,532	123,511	246,134
Events and performance	622,802	855,181	—	1,477,983
Talent representation and licensing	86,518	—	469,878	556,396
Marketing	—	—	163,368	163,368
Eliminations	—	—	—	(42,443)
Total	$1,579,486	$1,217,118	$756,757	$3,510,918

	Three Months Ended June 30, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$181,690	$111,114	$—	$292,804
Technology platforms and services	—	14,214	—	14,214
Media production, distribution and content	1,670	71,696	80,438	153,804
Events and performance	141,809	394,054	—	535,864
Talent representation and licensing	14,919	—	224,490	239,408
Marketing	—	—	76,221	76,221
Eliminations	—	—	—	(6,667)
Total	$340,088	$591,078	$381,149	$1,305,648

	Six Months Ended June 30, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$370,732	$235,114	$—	$605,846
Technology platforms and services	—	29,482	—	29,482
Media production, distribution and content	3,636	134,008	149,573	287,217
Events and performance	290,869	993,260	—	1,284,129
Talent representation and licensing	28,140	—	427,352	455,492
Marketing	—	—	154,464	154,464
Eliminations	—	—	—	(15,004)
Total	$693,377	$1,391,864	$731,389	$2,801,626

In the three months ended June 30, 2024 and 2023, there was revenue recognized of $13.3 million and $13.9 million, respectively, from performance obligations satisfied in prior periods. In the six months ended June 30, 2024 and 2023, there was revenue recognized of $28.0 million and $26.3 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of June 30, 2024 (in thousands). The transaction price related to these future obligations does not include any variable consideration or fees associated with contracts with opt-out provisions.

Years Ending December 31,
Remainder of 2024	$1,252,950
2025	2,721,400
2026	1,576,511
2027	1,431,413
2028	1,293,956
Thereafter	1,368,778
$9,645,008

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

The following table presents the Company’s contract liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

Description	December 31, 2023	Additions	Deductions	Foreign Exchange	June 30, 2024
Deferred revenue - current	$802,344	$1,717,518	$(1,653,825)	$(5,872)	$860,165
Deferred revenue - noncurrent	$18,915	$33,329	$(1,328)	$(25)	$50,891

16.
SEGMENT INFORMATION

As a result of the Company's SD&T segment being presented as discontinued operations (Note 4), the Company has three reportable segments in its continuing operations as of June 30, 2024: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the "Corporate" group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2023, except for the classification of the SD&T segment as discontinued operations. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Owned Sports Properties	$894,061	$340,088	$1,579,486	$693,377
Events, Experiences & Rights	472,221	591,078	1,217,118	1,391,864
Representation	411,410	381,149	756,757	731,389
Eliminations	(26,418)	(6,667)	(42,443)	(15,004)
Total consolidated revenue	$1,751,274	$1,305,648	$3,510,918	$2,801,626

Reconciliation of segment profitability

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Owned Sports Properties	$422,827	$179,234	$721,799	$364,905
Events, Experiences & Rights	(68,745)	76,583	27,166	184,574
Representation	107,388	107,149	172,585	191,355
Corporate and other	(80,728)	(74,722)	(160,231)	(152,747)
Adjusted EBITDA	380,742	288,244	761,319	588,087
Reconciling items:
Equity (earnings) losses of affiliates	(761)	6,417	(2,232)	4,440
Interest expense, net	(97,551)	(90,368)	(194,397)	(175,540)
Depreciation and amortization	(138,562)	(49,833)	(281,032)	(105,113)
Equity-based compensation expense	(53,002)	(61,100)	(111,728)	(139,543)
Merger, acquisition and earn-out costs	(32,903)	(15,831)	(57,182)	(29,738)
Certain legal costs	(8,530)	(1,489)	(19,832)	(3,911)
Legal settlement	—	—	(335,000)	—
Restructuring, severance and impairment	(34,884)	(13,736)	(60,414)	(21,936)
Fair value adjustment - equity investments	(20)	68	100	781
Net gain on sale of the Academy business	—	736,978	—	736,978
Tax receivable agreement liability adjustment	—	10,174	(2,444)	12,518
Other	81	6,987	(3,334)	32,451
Income (loss) from continuing operations before income taxes and equity losses of affiliates	$14,610	$816,511	$(306,176)	$899,474

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

In July 2017, the Italian Competition Authority ("ICA") issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including the Company. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. The Company investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined the Company approximately EUR 0.3 million. As part of its decision, the ICA acknowledged the Company’s cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the "Original Plaintiffs") and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or "Lega Nazionale," and together with the three clubs, the "Plaintiffs") each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football league. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional football clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights in the aggregate totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, quantified in the fourth quarter of 2022 in amounts totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 284.9 million, in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the "Interventions." By judgment issued on May 8, 2024, the Court of Milan ruled that the clubs have a concurrent right to bring a claim, and Lega Nazionale is entitled to retain an award of only 10% of the aggregate loss suffered (if any) by the clubs deriving from the lower value of the media rights. The Company reserved the right to appeal the partial ruling. In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights in the amounts of EUR 326.9 million, in addition to alleged additional damages relating to lost profits and additional charges which the club, with defensive brief on May 13, 2024, quantified in amounts totaling EUR 513.5 million. The Company has defended in its submissions to date, and intends to continue to defend, against all of the damages claims, Interventions and any related claims, and management believes that the Company has meritorious defenses to these claims, including the absence of actual damage. The Company may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against the Company or settlement entered into, including with respect to claims or actions brought by other parties, could materially and adversely impact the Company’s business, financial condition and results of operations.

On April 12, 2024, purported stockholder Handelsbanken Fonder AB (“Handelsbanken”) filed a verified class action complaint on behalf of itself and similarly situated Endeavor stockholders in the Court of Chancery of the State of Delaware, captioned Handelsbanken Fonder AB v. Endeavor Group Holdings, Inc., C.A. No. 2024-0391 ("Handelsbanken Action"), and filed a Motion for Expedited Proceedings ("Motion"). The Handelsbanken Action names as defendants the Company and certain of its affiliates, members of the Company’s board of directors, Mark Shapiro, Silver Lake and certain of its affiliates, Wildcat EGH Holdco, L.P., Wildcat Opco Holdco, L.P., The Ariel Z. Emanuel Living Trust, dated November 13, 2017, and The Patrick Whitesell Revocable Trust, dated May 31, 2019, and alleges breach of charter, tortious interference, breach of fiduciary duty, and aiding and abetting claims arising from the Company’s proposed transaction with Silver Lake. The Court held a hearing on Handelsbanken's Motion on May 6, 2024, during which the Court determined that a ruling on the Motion, if any, should come after the deadline for certain officers and directors to make stock rollover elections, which deadline is ninety days after the date of each of the rollover agreements, dated April 2, 2024. The Company disclosed the stock rollover elections to Handelsbanken and the Court. The Company additionally received multiple requests from purported stockholders seeking certain books and records in connection with the Company’s proposed transaction with Silver Lake under Section 220 of the Delaware General Corporation Law.

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the "Le" case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No 2:21-cv-1189-RFB-BNW (D. Nev.) (the "Johnson" case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017 to the present and alleged substantially similar claims to the Le case and sought injunctive relief. On March 13, 2024, TKO OpCo, and certain of its affiliates, including Endeavor, reached an agreement to settle all claims asserted in both class action lawsuits (Le and Johnson) for an aggregate amount of $335.0 million payable by TKO and its subsidiaries, which was submitted to the court for preliminary approval. During the six months ended June 30, 2024, the Company recorded a charge of $335.0 million, which is included in selling, general and administrative expenses in the consolidated statement of operations. On July 30, 2024, following the court's hearings on plaintiff's submission to approve the settlement, the court issued an order denying the motion for preliminary approval of the settlement agreement and stated that an opinion setting forth the reasons for the denial would be issued at a later date. The court has scheduled a status conference for August 19, 2024 and a tentative trial date for Le for October 28, 2024. The Company is evaluating all of its options, including, without limitation, an appeal, and has also initiated discussions with plaintiffs’ counsel, who have expressed a willingness to engage in separate settlement discussions for the Le and Johnson cases. A motion to dismiss the complaint in Johnson remains pending and no trial date has been set.

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

18.
RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Other current assets	$16,248	$11,837
Investments	3,673	3,322
Other assets	30,000	33,454
Deferred revenue	913	1,446
Other current liabilities	1,496	3,347
Current liabilities of discontinued operations	4,068	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$31,404	$15,262	$45,949	$30,006
Direct operating costs	3,331	3,297	5,210	4,307
Selling, general and administrative expenses	3,843	1,594	7,339	2,548
Other (expense) income, net	—	(4,629)	—	(5,254)
(Loss) income from discontinued operations	(5,342)	(848)	(10,988)	(4,314)

As of June 30, 2024, the Company has an equity-method investment in Euroleague, a related party. For the three and six months ended June 30, 2024 and 2023, the Company recognized revenue of $2.0 million, $5.5 million, $2.0 million and $5.8 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights, which is included in the Owned Sports Properties segment. Also, for the three and six months ended June 30, 2024 and 2023, the Company recognized revenue of $2.3 million, $6.7 million, $2.5 million and $6.5 million, respectively, for production services provided to Euroleague, which is included in the Events, Experiences & Rights segment. The Company incurred direct operating costs of $4.0 million, $7.1 million, $0.9 million and $4.4 million for services provided by the Euroleague during the three and six months ended June 30, 2024 and 2023, respectively, which are primarily related to the Sports Data & Technology segment and are recorded in the (loss) income from discontinued operations. As of June 30, 2024 and December 31, 2023, the Company had a receivable due from Euroleague of $9.3 million and $7.7 million, respectively, and a payable due to Euroleague of $4.1 million and none, respectively. The payable was included in current liabilities of discontinued operations in the consolidated balance sheet.

As of June 30, 2024 the Company has an equity method investment in Fifth Season, a related party. For the three and six months ended June 30, 2024 and 2023, the Company recognized revenue of $18.2 million, $19.6 million, $0.2 million and $0.4 million, respectively, for production services, which are primarily included in the Representation segment. As of June 30, 2024 and December 31, 2023, the Company had a receivable due from Fifth Season of $2.1 million and $1.0 million, respectively, and a payable due to Fifth Season of $0.2 million and $1.2 million, respectively. In June 2023, the Company provided a loan of $30.0 million to Fifth Season, which is recorded in other assets in the consolidated balance sheet. The loan matures in 2026.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three and six months ended June 30, 2024 and 2023, the Company recorded expenses of $3.0 million, $3.0 million, $5.5 million and $7.0 million, respectively, in transaction costs with Raine for investment banking services in connection with the sale of certain businesses. In addition, during three and six months ended June 30, 2024 and 2023, the Company invested none, $0.6 million, $0.7 million and $1.2 million, respectively, in non-marketable funds maintained by Raine that are recorded as investments in the consolidated balance sheet.

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes (determined by using certain assumptions), or in some cases is deemed to realize as a result of certain attributes (Note 14). As of June 30, 2024 and December 31, 2023, the Company had $865.5 million and $990.5 million recorded, respectively, of which $296.3 million and $362.8 million, respectively, is due to related parties.

Vincent K. McMahon, who served as the Executive Chairman of TKO's Board of Directors until January 26, 2024, previously controlled a significant portion of the voting power of the issued and outstanding shares of TKO’s common stock.

Mr. McMahon has agreed to make future payments to certain counterparties personally. In accordance with the SEC’s Staff Accounting Bulletin Topic 5T, Miscellaneous Accounting, Accounting for Expenses or Liabilities Paid by Principal Stockholders (“Topic 5T”), TKO concluded that these amounts should be recognized by TKO as expenses in the period in which they become probable and estimable.

As of December 31, 2023, total liabilities of $1.5 million are included within accrued expenses in our consolidated balance sheet related to future payments owed by Mr. McMahon to certain counterparties. During the six months ended June 30, 2024, Mr. McMahon made payments of $1.5 million associated with these liabilities to certain counterparties directly. Since these liabilities existed when Mr. McMahon controlled a significant portion of the voting power of the TKO’s common stock, these payments are considered non-cash capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders’ equity.

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

Completion of the Merger-Related Transactions is not subject to a financing condition, and the Merger-Related Transactions are to be financed through a combination of new and reinvested equity from Silver Lake and additional capital by other third-party investors; the Rollover Interests; and new debt financing. The Merger-Related Transactions are expected to close by the end of the first quarter of 2025. Upon completion, our common stock will no longer be listed on any public market. For a discussion of risks relating to the Merger-Related Transactions, see Part II, Item 1A., Risk Factors.

Segments

As a result of our Sports Data & Technology ("SD&T") segment being presented as discontinued operations (see Note 4, "Discontinued Operations" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail), we operate our business in three reportable segments in our continuing operations as of June 30, 2024: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; and (iii) Representation.

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

In September 2023, we completed the transactions involving the business combination of World Wrestling Entertainment, Inc. ("WWE") and TKO Operating Company ("TKO OpCo"), which owns and operates UFC (the "TKO Transactions"). As part of the TKO Transactions, among other things, a new, publicly listed company, TKO Group Holdings, Inc. ("TKO"), was formed. As a result of the TKO Transactions and at the time of closing, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses after the closing of the TKO Transactions, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100.0% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

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

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own, operate, or represent hundreds of global events annually, including live sports events covering 15 sports globally, international fashion weeks, art fairs and music, culinary and lifestyle festivals and major attractions. We own and operate many of these events, including the Miami Open and Madrid Open, Frieze art fairs, The Armory Show, EXPO Chicago, Barrett-Jackson, Australian Fashion Week, and Hyde Park Winter Wonderland. We also operate other events on behalf of third parties, including the Chevron Championship and AIG Women’s Open. Through On Location, we provide premium live event experiences globally, servicing more than 1,200 events and experiences for sporting and music events such as the Super Bowl, FIFA World Cup 2026, the Aer Lingus Classic college football game, the Ryder Cup, the NCAA Final Four, Coachella and the 2024, 2026 and 2028 Olympic and Paralympic Games.

We are one of the largest independent global distributors of sports programming. We sell media rights globally on behalf of more than 150 rights holders such as the International Olympic Committee, the National Football League, the ATP and WTA Tours, and the National Hockey League, as well as for our owned assets and channels. Our production business is one of the largest creators of sports programming, responsible for thousands of hours of content on behalf of more than 200 federations, associations and events, including the English Premier League, Major League Soccer, The R&A, DP World Tour, Saudi Pro League, and our owned assets, like UFC and WWE, as well as owned channel Sport 24.

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

Sports Data & Technology

The SD&T segment includes OpenBet, which specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre. As contemplated in the Merger Agreement with Silver Lake, which was executed in April 2024, we initiated a process to sell certain of our businesses. During the second quarter of 2024, we began to actively market the businesses comprising our SD&T segment. As a result, the assets and liabilities are considered held for sale, and we determined the SD&T segment met the definition of a discontinued operation in the quarter ended June 30, 2024; and, as such, we have recast our financial statements to present the SD&T segment as discontinued operations.

Components of Our Results of Operations

Revenue

In our Owned Sports Properties segment, we primarily generate revenue via media rights fees, pay-per-view, sponsorships, ticket sales, subscriptions, and license fees. In our Events, Experiences & Rights segment, we primarily generate revenue from media rights sales, production service and studio fees, sponsorships, ticket and premium experience sales, subscriptions, streaming fees, profit sharing, commissions and tuition prior to the sale of the Academy. In our Representation segment, we generate revenue primarily through commissions, packaging fees, marketing and consulting fees, production fees, and content licensing fees. In our SD&T segment, which is presented as discontinued operations, we primarily generate revenue via media and data rights fees, software license fees, and service fees, by providing media, data and technology platforms that offer tailored solutions for sportsbooks as well as trading and pricing solutions.

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

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to taxable income of Endeavor Operating Company that is allocable to Endeavor Manager, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company generally makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreement ("TRA"). The Company entered into the TRA with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes (determined by using certain assumptions) or in some cases is deemed to realize as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreement."

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2024 and 2023. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$1,751,274	$1,305,648	$3,510,918	$2,801,626
Operating expenses:
Direct operating costs	741,989	515,902	1,532,804	1,187,487
Selling, general and administrative expenses	759,244	585,274	1,805,145	1,213,063
Depreciation and amortization	138,562	49,833	281,032	105,113
Total operating expenses	1,639,795	1,151,009	3,618,981	2,505,663
Operating income (loss) from continuing operations	111,479	154,639	(108,063)	295,963
Other (expense) income:
Interest expense, net	(97,551)	(90,368)	(194,397)	(175,540)
Tax receivable agreement liability adjustment	—	10,174	(2,444)	12,518
Other income (expense), net	682	742,066	(1,272)	766,533
Income (loss) from continuing operations before income taxes and equity losses of affiliates	14,610	816,511	(306,176)	899,474
(Benefit from) provision for income taxes	(143,377)	139,811	(206,903)	174,668
Income (loss) from continuing operations before equity losses of affiliates	157,987	676,700	(99,273)	724,806
Equity losses of affiliates, net of tax	(2,833)	(12,997)	(5,096)	(19,543)
Income (loss) from continuing operations, net of tax	155,154	663,703	(104,369)	705,263
(Loss) income from discontinued operations, net of tax	(408,926)	2,832	(452,874)	(2,473)
Net (loss) income	(253,772)	666,535	(557,243)	702,790
Less: Net (loss) income attributable to non-controlling interests	(39,254)	263,361	(205,385)	291,585
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(214,518)	$403,174	$(351,858)	$411,205

Revenue

Revenue increased $445.6 million, or 34.1%, to $1,751.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

•
Owned Sports Properties increased by $554.0 million, or 162.9%. WWE, which was acquired in September 2023, contributed $457 million to the increase. At the UFC, the increase was driven by an increase in live event revenue and higher media rights fees from holding one incremental pay-per-view ("PPV") event compared to the prior period, higher site fees and increased sponsorships. Additionally, at PBR, the increase was driven by an increase in team related revenue and sponsorships.
•
Events, Experiences & Rights decreased by $118.9 million, or 20.1%. The decrease was primarily driven by lower events and performance revenue due to the sale of the Academy in June 2023 and a decrease due to the timing of certain events, primarily the Miami Open, partially offset by increases from the Madrid Open and certain new events. The decrease was also driven by a reduction in media production revenue primarily due to lost business and the timing of events.
•
Representation increased by $30.3 million, or 7.9%. The increase was primarily driven by growth in our agency business in talent and music as well as an increase in our marketing business. These increases were partially offset by a decrease in our fashion business.

Revenue increased $709.3 million, or 25.3%, to $3,510.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

•
Owned Sports Properties increased by $886.1 million, or 127.8%. WWE, which was acquired in September 2023, contributed $774 million to the increase. At the UFC, the increase was driven by an increase in live event revenue, higher site fees, and an increase in media rights fees from holding one incremental Fight Night event compared to the prior period as well as increases in contractual revenues, and an increase in sponsorships. Additionally, at PBR, the increase was driven by an increase in team related revenue, sponsorships and ticket sales.
•
Events, Experiences & Rights decreased by $174.7 million, or 12.6%. The decrease was primarily driven by lower events and performance revenue due to the sale of the Academy in June 2023, partially offset by increases from the Super Bowl, the Miami Open, the Madrid Open and growth from new and other existing events. The decrease was also driven by a reduction in media rights revenue primarily due to the biennial Arabian Gulf Cup held in January 2023 and set to take place in December 2024 as well as a decrease in media production revenue primarily due to lost business and timing of events.
•
Representation increased by $25.4 million, or 3.5%. The increase was primarily driven by growth in our agency business in music, talent, sports and comedy as well as an increase in our marketing business. These increases were partially offset by a decrease in our fashion and licensing businesses.

Direct operating costs

Direct operating costs increased $226.1 million, or 43.8%, to $742.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase of $134 million related to WWE, which was acquired in September 2023, and $110 million in connection with event revenue increases mentioned above, as well as a write down of unsold tickets related to the Paris Olympics.

Direct operating costs increased $345.3 million, or 29.1%, to $1,532.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to an increase of $250 million related to WWE, which was acquired in September 2023, and $125 million in connection with the event revenue increases mentioned above as well as a write down of unsold tickets related to the Paris Olympics.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $174.0 million, or 29.7%, to $759.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was principally due to the inclusion of WWE, as well as higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions; cost of personnel other than TKO driven by growth in other businesses and the Olympics' related investment; and professional service costs, which includes our evaluation of strategic alternatives, partially offset by the sale of the Academy.

Selling, general and administrative expenses increased $592.1 million, or 48.8%, to $1,805.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was principally due to the settlement of the UFC class action lawsuit in the amount of $335.0 million; the inclusion of WWE, as well as higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions; cost of personnel other than TKO driven by growth in other businesses and the Olympics' related investment; and professional service costs, which includes our evaluation of strategic alternatives, partially offset by the sale of the Academy.

Depreciation and amortization

Depreciation and amortization increased $88.7 million, or 178.1%, to $138.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Depreciation and amortization increased $175.9 million, or 167.4%, to $281.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase for both periods was primarily driven by intangibles acquired through acquisitions partially offset by certain intangible assets becoming fully amortized.

Interest expense, net

Interest expense, net increased $7.2 million, or 7.9% to $97.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest expense, net increased $18.9 million, or 10.7% to $194.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase for both periods was primarily driven by higher interest rates offset by lower indebtedness, interest on payments under the TRA, and interest expense for finance leases acquired in the WWE acquisition.

Tax receivable agreement liability adjustment

For the three and six months ended June 30, 2024 and 2023, we recorded adjustments of none, $10.2 million, $(2.4) million and $12.5 million, respectively, for the tax receivable agreement liability. which related to a change in estimates related to future TRA payments.

Other (expense) income, net

Other (expense) income, net for the three months ended June 30, 2024 was $0.7 million of expense compared to $742.1 million of income for the three months ended June 30, 2023. The expense for the three months ended June 30, 2024 primarily included $1 million of gains due to the change in the fair value of embedded foreign currency derivatives, partially offset by losses for the change in the fair value of equity investments and forward foreign exchange contracts. The income for the three months ended June 30, 2023 primarily included a net gain of $737.0 million from the sale of our Academy business and $4.8 million for foreign currency transaction gains.

Other (expense) income, net for the six months ended June 30, 2024 was $1.3 million of expense compared to $766.5 million of income for the six months ended June 30, 2023. The expense for the six months ended June 30, 2024 primarily included $6 million for foreign currency transaction losses, partially offset by $2 million of gains due to the change in the fair value of embedded foreign currency derivatives. The income for the six months ended June 30, 2023 primarily included net gains of $743.1 million from the sales of certain businesses, of which $737.0 million was from the sale of our Academy business, $14.4 million for foreign currency transaction gains and $6.5 million for the change in the fair value of forward foreign exchange contracts.

(Benefit from) provision for income taxes

For the three months ended June 30, 2024, we recorded a benefit from income taxes from continuing operations of $(143.4) million compared to a provision for income taxes from continuing operations of $139.8 million for the three months ended June 30, 2023. The tax benefit from continuing operations for the three months ended June 30, 2024 is primarily due to the effects of reporting discontinued operations, changes in the our mix of earnings, and foreign withholding taxes not based on income, resulting in a negative annual effective income tax rate ("AETR"). For the same period in 2023, the tax expense from continuing operations is primarily due to the effects of increased earnings in 2023, largely driven by the gain on sale of the Academy.

For the six months ended June 30, 2024, we recorded a benefit from income taxes from continuing operations of $(206.9) million compared to a provision for income taxes from continuing operations of $174.7 million for the six months ended June 30, 2023. The tax benefit from continuing operations for the six months ended June 30, 2024 is primarily due to the Zuffa legal settlement of $335.0 million that resulted in a $69.3 million discrete benefit, the effects of reporting discontinued operations, changes in our mix of earnings, and foreign withholding taxes not based on income, resulting in a negative AETR. For the same period in 2023, the tax expense from continuing operations is primarily due to the effects of increased earnings in 2023, largely driven by the gain on sale of the Academy.

Equity losses of affiliates, net of tax

Equity losses of affiliates decreased $10.2 million to $2.8 million and decreased $14.4 million to $5.1 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The losses primarily related to our investment in Fifth Season.

(Loss) income from discontinued operations, net of tax

(Loss) income from discontinued operations, net of tax for the three months ended June 30, 2024 was $408.9 million of loss compared to $2.8 million of income for the three months ended June 30, 2023. (Loss) income from discontinued operations, net of tax for the six months ended June 30, 2024 was $452.9 million of loss compared to $2.5 million of loss for the six months ended June 30, 2023. The losses for the three and six months ended June 30, 2024 related primarily to the goodwill impairment charges of $141.7 million and $205.9 million, respectively, and the provision for income taxes of $232.6 million and $184.3 million, respectively.

Net (loss) income attributable to non-controlling interests

Net loss attributable to non-controlling interests was $39.3 million for the three months ended June 30, 2024 compared to net income attributable to non-controlling interests of $263.4 million for the three months ended June 30, 2023. The change was primarily driven by the significant net income in the prior period due to the recognition of the gain on the sale of the Academy.

Net loss attributable to non-controlling interests was $(205.4) million for the six months ended June 30, 2024 compared to net income to non-controlling interests of $291.6 million for the six months ended June 30, 2023. The change was primarily due to the change in the amount of reported net loss for the six months ended June 30, 2024, driven by the loss from discontinued operations, versus the reported net income for the six months ended June 30, 2023., which included the gain on the sale of the Academy.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Owned Sports Properties	$894,061	$340,088	$1,579,486	$693,377
Events, Experiences & Rights	472,221	591,078	1,217,118	1,391,864
Representation	411,410	381,149	756,757	731,389
Eliminations	(26,418)	(6,667)	(42,443)	(15,004)
Total Revenue	$1,751,274	$1,305,648	$3,510,918	$2,801,626
Adjusted EBITDA:
Owned Sports Properties	$422,827	$179,234	$721,799	$364,905
Events, Experiences & Rights	(68,745)	76,583	27,166	184,574
Representation	107,388	107,149	172,585	191,355
Corporate and other	(80,728)	(74,722)	(160,231)	(152,747)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Revenue	$894,061	$340,088	$1,579,486	$693,377
Direct operating costs	$284,382	$105,751	$503,159	$221,524
Selling, general and administrative expenses	$186,610	$55,050	$355,709	$107,704
Adjusted EBITDA	$422,827	$179,234	$721,799	$364,905
Adjusted EBITDA margin	47.3%	52.7%	45.7%	52.6%

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenue for the three months ended June 30, 2024 increased $554.0 million, or 162.9%, to $894.1 million, compared to the three months ended June 30, 2023. WWE, which was acquired in September 2023, contributed $457 million to the increase. UFC revenue increased $89 million, which was due to an increase in live event revenue and higher media rights fees from holding one incremental PPV compared to the prior period, higher site fees and increased sponsorships. PBR revenue increased $8 million primarily due to an increase in team related revenue and sponsorships.

Direct operating costs for the three months ended June 30, 2024 increased $178.6 million, or 168.9%, to $284.4 million, compared to the three months ended June 30, 2023. The acquisition of WWE in September 2023 contributed $126 million to the increase. UFC costs increased $38 million and PBR costs increased $9 million driven by the growth in revenue.

Selling, general and administrative expenses for the three months ended June 30, 2024 increased $131.6 million, or 239.0%, to $186.6 million, compared to the three months ended June 30, 2023. The increase was primarily attributable to the inclusion of WWE, which was acquired in September 2023, as well as higher cost of personnel, travel expenses and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions.

Adjusted EBITDA for the three months ended June 30, 2024 increased $243.6 million, or 135.9%, to $422.8 million, compared to the three months ended June 30, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by increases in direct operating costs and selling, general and administrative expenses.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenue for the six months ended June 30, 2024 increased $886.1 million, or 127.8%, to $1,579.5 million, compared to the six months ended June 30, 2023. WWE, which was acquired in September 2023, contributed $774 million to the increase. UFC revenue increased $95 million, which was due to an increase in live event revenue, higher site fees, and an increase in media rights fees from holding one incremental Fight Night event compared to the prior period, as well as increases in contractual revenues, and an increase in sponsorships. PBR revenue increased $18 million primarily due to an increase in team related revenue, sponsorships and ticket sales.

Direct operating costs for the six months ended June 30, 2024 increased $281.6 million, or 127.1%, to $503.2 million, compared to the six months ended June 30, 2023. The acquisition of WWE in September 2023 contributed $227 million to the increase. UFC costs increased $30 million and PBR costs increased $16 million driven by the growth in revenue.

Selling, general and administrative expenses for the six months ended June 30, 2024 increased $248.0 million, or 230.3%, to $355.7 million, compared to the six months ended June 30, 2023. The increase was primarily attributable to the inclusion of WWE, which was acquired in September 2023, as well as higher cost of personnel, travel expenses and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions.

Adjusted EBITDA for the six months ended June 30, 2024 increased $356.9 million, or 97.8%, to $721.8 million, compared to the six months ended June 30, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by increases in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Revenue	$472,221	$591,078	$1,217,118	$1,391,864
Direct operating costs	$395,536	$342,419	$898,118	$851,394
Selling, general and administrative expenses	$146,983	$174,615	$294,136	$360,286
Adjusted EBITDA	$(68,745)	$76,583	$27,166	$184,574
Adjusted EBITDA margin	-14.6%	13.0%	2.2%	13.3%

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenue for the three months ended June 30, 2024 decreased $118.9 million, or 20.1%, to $472.2 million, compared to the three months ended June 30, 2023. Events and performance revenue decreased $101 million primarily driven by a decrease of $91 million at the Academy due to the sale in June 2023 and a decrease due to the timing of certain events, primarily the Miami Open, which was completed during the first quarter of 2024, partially offset by increases from the Madrid Open and certain new events. The decrease was also driven by a reduction in media production revenue, which decreased $16 million, primarily due to lost business and the timing of events.

Direct operating costs for the three months ended June 30, 2024 increased $53.1 million, or 15.5%, to $395.5 million, compared to the three months ended June 30, 2023. The increase was primarily due to a write down of unsold tickets related to the Paris Olympics, partially offset by the net decreases in revenue described above.

Selling, general and administrative expenses for the three months ended June 30, 2024 decreased $27.6 million, or 15.8%, to $147.0 million, compared to the three months ended June 30, 2023. The decrease was primarily driven by the sale of the Academy in June 2023, partially offset by increased cost of personnel and advertising related to the Olympics.

Adjusted EBITDA for the three months ended June 30, 2024 decreased $145.3 million, or 189.8%, to $(68.7) million, compared to the three months ended June 30, 2023. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue and an increase in direct operating costs, partially offset by decreases in selling, general and administrative expenses.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenue for the six months ended June 30, 2024 decreased $174.7 million, or 12.6%, to $1,217.1 million, compared to the six months ended June 30, 2023. Events and performance revenue decreased $138 million primarily driven by a decrease of $181 million at the Academy due to the sale in June 2023, partially offset by increases from the Super Bowl, the Miami Open, the Madrid Open and growth from new and other existing events. The decrease was also driven by a decrease of $32 million in media rights revenue, primarily due to the biennial Arabian Gulf Cup held in January 2023 and set to take place in December 2024, and a decrease in media production revenue, primarily due to lost business and timing of events.

Direct operating costs for the six months ended June 30, 2024 increased $46.7 million, or 5.5%, to $898.1 million, compared to the six months ended June 30, 2023. The increase was primarily due to a write down of unsold tickets related to the Paris Olympics, partially offset by a decrease in costs related to the decline in revenue described above.

Selling, general and administrative expenses for the six months ended June 30, 2024 decreased $66.2 million, or 18.4%, to $294.1 million, compared to the six months ended June 30, 2023. The decrease was primarily driven by the sale of the Academy in June 2023, partially offset by increased cost of personnel and advertising related to the Olympics.

Adjusted EBITDA for the six months ended June 30, 2024 decreased $157.4 million, or 85.3%, to $27.2 million, compared to the six months ended June 30, 2023. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue and an increase in direct operating costs, partially offset by decreases in selling, general and administrative expenses.

Representation

The following table sets forth our Representation segment results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Revenue	$411,410	$381,149	$756,757	$731,389
Direct operating costs	$75,979	$73,346	$130,080	$127,858
Selling, general and administrative expenses	$227,434	$200,220	$454,166	$411,959
Adjusted EBITDA	$107,388	$107,149	$172,585	$191,355
Adjusted EBITDA margin	26.1%	28.1%	22.8%	26.2%

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenue for the three months ended June 30, 2024 increased $30.3 million, or 7.9%, to $411.4 million, compared to the three months ended June 30, 2023. The increase was primarily driven by growth in our agency business in talent and music, as well as an increase in our marketing business. These increases were partially offset by a decrease in our fashion business.

Direct operating costs for the three months ended June 30, 2024 increased $2.6 million, or 3.6%, to $76.0 million, compared to the three months ended June 30, 2023. The increase was primarily attributable to the above mentioned increase in revenue in our marketing business, partially offset by the decreased costs in our fashion business.

Selling, general and administrative expenses for the three months ended June 30, 2024 increased $27.2 million, or 13.6%, to $227.4 million, compared to the three months ended June 30, 2023. The increase was primarily driven by cost of personnel and increased office and travel expenses.

Adjusted EBITDA for the three months ended June 30, 2024 increased $0.2 million, or 0.2%, to $107.4 million, compared to the three months ended June 30, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue partially offset by increases in selling, general and administrative expenses and direct operating costs.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenue for the six months ended June 30, 2024 increased $25.4 million, or 3.5%, to $756.8 million, compared to the six months ended June 30, 2023 The increase was primarily driven by growth in our agency business in music, talent, sports and comedy, as well as an increase in our marketing business. These increases were partially offset by a decrease in our fashion and licensing businesses.

Direct operating costs for the six months ended June 30, 2024 increased $2.2 million, or 1.7%, to $130.1 million, compared to the six months ended June 30, 2023. The increase was primarily attributable to the above mentioned increase in revenue in our marketing business, partially offset by the decreased costs in our fashion business.

Selling, general and administrative expenses for the six months ended June 30, 2024 increased $42.2 million, or 10.2%, to $454.2 million, compared to the six months ended June 30, 2023. The increase was primarily driven by cost of personnel and increased office and travel expenses.

Adjusted EBITDA for the six months ended June 30, 2024 decreased $18.8 million, or 9.8%, to $172.6 million, compared to the six months ended June 30, 2023. The decrease in Adjusted EBITDA was primarily driven by an increase in selling, general and administrative expenses and direct operating costs, partially offset by the increase in revenue.

Corporate and other

Corporate and other primarily consists of overhead, personnel costs, and costs associated with corporate initiatives that are not fully allocated to the operating divisions. Such expenses include compensation and other benefits for corporate office employees, rent, professional fees related to internal control compliance and monitoring, financial statement audits and legal, information technology and insurance that is managed through our corporate office.

The following table sets forth our results for Corporate and other for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Adjusted EBITDA	$(80,728)	$(74,722)	$(160,231)	$(152,747)

Adjusted EBITDA for the three months ended June 30, 2024 decreased $6.0 million, or 8.0%, to $(80.7) million, compared to the three months ended June 30, 2023.

Adjusted EBITDA for the six months ended June 30, 2024 decreased $7.5 million, or 4.9%, to $(160.2) million, compared to the six months ended June 30, 2023

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA is a non-GAAP financial measure and is defined as net income (loss), excluding the results of discontinued operations, income taxes, net interest expense, depreciation and amortization, equity-based compensation, merger, acquisition and earn-out costs, certain legal costs and settlements, restructuring, severance and impairment charges, certain non-cash fair value adjustments, certain equity earnings (losses), net gains on sales of businesses, TRA liability adjustment, and certain other items, when applicable. Adjusted EBITDA margin is a non-GAAP financial measure defined as Adjusted EBITDA divided by Revenue.

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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(253,772)	666,535	$(557,243)	$702,790
Loss (income) from discontinued operations, net of tax	408,926	(2,832)	452,874	2,473
(Benefit from) provision for income taxes	(143,377)	139,811	(206,903)	174,668
Interest expense, net	97,551	90,368	194,397	175,540
Depreciation and amortization	138,562	49,833	281,032	105,113
Equity-based compensation expense (1)	53,002	61,100	111,728	139,543
Merger, acquisition and earn-out costs (2)	32,903	15,831	57,182	29,738
Certain legal costs (3)	8,530	1,489	19,832	3,911
Legal settlement (4)	—	—	335,000	—
Restructuring, severance and impairment (5)	34,884	13,736	60,414	21,936
Fair value adjustment - equity investments (6)	20	(68)	(100)	(781)
Equity method losses - Fifth Season (7)	3,594	6,580	7,328	15,103
Net gain on sale of the Academy business (8)	—	(736,978)	—	(736,978)
Tax receivable agreement liability adjustment (9)	—	(10,174)	2,444	(12,518)
Other (10)	(81)	(6,987)	3,334	(32,451)
Adjusted EBITDA	$380,742	$288,244	$761,319	$588,087
Net (loss) income margin	(14.5%)	51.1%	(15.9%)	25.1%
Adjusted EBITDA margin	21.7%	22.1%	21.7%	21.0%

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The decrease for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily due to awards granted at the IPO under the Endeavor Group Holdings, Inc.'s 2021 Incentive Award Plan becoming fully vested partially offset by awards granted under the new TKO equity plan and the WWE plan assumed in connection with the TKO Transactions. Equity-based compensation was recognized in all segments and Corporate for three and six months ended June 30, 2024 and 2023.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the three months ended June 30, 2024 primarily related to professional advisor costs, which were approximately $30 million and includes approximately $10 million of costs related to our evaluation of strategic alternatives, and related to our Representation and Owned Sports Properties segments and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $3 million, which primarily related to our Representation and Events, Experiences & Rights segments.

Such costs for the three months ended June 30, 2023 primarily related to professional advisor costs, which were approximately $14 million and primarily related to our Owned Sports Properties segment. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $2 million, which primarily related to our Representation segment.

Such costs for the six months ended June 30, 2024 primarily related to professional advisor costs, which were approximately $52 million and includes approximately $27 million of costs related to our evaluation of strategic alternatives, and related to our Representation and Owned Sports Properties segments and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $5 million, which primarily related to our Representation and Events, Experiences & Rights segments.

Such costs for the six months ended June 30, 2023 primarily related to professional advisor costs, which were approximately $25 million and primarily related to our Owned Sports Properties segment and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $5 million, which primarily related to our Representation and Events, Experiences & Rights segments.

(3)
Includes costs related to certain litigation or regulatory matters in our Owned Sports Properties and Events, Experiences & Rights segments and Corporate.
(4)
Relates to a legal settlement in our Owned Sports Properties segment.
(5)
Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the three months ended June 30, 2024 primarily relate to an estimated loss of $24 million on certain assets held for sale in our Owned Sports Properties segment and restructuring expenses in all of our segments.

Such costs for the six months ended June 30, 2024 primarily relate to an estimated loss of $24 million on certain assets held for sale in our Owned Sports Properties segment, the restructuring expenses in all of our segments and the impairment of an asset in our Events, Experiences & Rights segment.

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
(9)
For the six months ended June 30, 2024 and the three and six months ended June 30, 2023, the adjustment for the tax receivable agreement liability related to a change in estimates of future TRA payments. No adjustment was recorded for the three months ended June 30, 2024.
(10)
For the three months ended June 30, 2024, other was comprised primarily of losses of approximately $1 million on foreign currency exchange transactions, which related to all of our segments and Corporate, and a loss of approximately $1 million related to change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate.

For the three months ended June 30, 2023, other was comprised primarily of gains of approximately $5 million on foreign currency exchange transactions, which related to all of our segments and Corporate and a gain of approximately $3 million related to change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate.

For the six months ended June 30, 2024, other was comprised primarily of losses of approximately $6 million on foreign currency exchange transactions, which related to all of our segments and Corporate; and a gain of approximately $2 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related to our Events, Experiences & Rights segment.

For the six months ended June 30, 2023, other was comprised primarily of gains of approximately $15 million on foreign currency exchange transactions, which related to all of our segments and Corporate; a gain of approximately $6 million related to the change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate; gains of approximately $6 million on the sales of certain businesses, which relates to our Events, Experiences & Rights segment; and a gain of approximately $5 million from the resolution of a contingency.

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

Debt facilities

As of June 30, 2024, we had an aggregate of $5.0 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of June 30, 2024, we had total borrowing capacity of $455 million under the Senior Credit Facilities, of which approximately $352 million was available to borrow.

Credit Facilities

As of June 30, 2024, we had borrowed an aggregate of $2.2 billion of a term loan under the Credit Facilities. The loan bears interest at a variable interest rate equal to either, at our option, Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment (as defined in the credit agreement), or the Alternate Base Rate (the "ABR") plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%, with a SOFR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loan under the Credit Facilities includes 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. Originally, the LIBOR portion of the facility had been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. In June 2023, we executed amendments to transition the interest rate swaps from LIBOR to SOFR with a new average fixed coupon of approximately 2.05% effective July 31, 2023. These interest rate hedges matured during the quarter ended June 30, 2024. In August 2022, we entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. Originally, the LIBOR portion of the facility had been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. In June 2023, we executed an amendment to transition the interest rate swap from LIBOR to SOFR with a new fixed coupon of approximately 3.10% effective July 31, 2023. As of June 30, 2024, approximately 34% of our term loan is hedged. Beginning in the third quarter 2024, we will no longer have fixed rate interest on any portion of our term loan outstanding under the Credit Facilities; as such, our interest expense will increase in future quarters. See Note 11, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the Credit Facilities.

The Credit Facilities also include a revolving credit facility which has $250.0 million of capacity with letter of credit and swingline loan sub-limits of up $20.0 million. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment, or the ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of June 30, 2024, we had $75.0 million outstanding under this revolving credit facility and outstanding letters of credit of $28.4 million. In May 2024, we entered into an amendment to extend the maturity date of this revolving credit facility from November 18, 2024 to April 2, 2025 and increased the borrowing capacity from $200.0 million to $250.0 million.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable as of June 30, 2024, as we did not utilize greater than thirty-five percent of the borrowing capacity.

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

UFC Credit Facilities

As of June 30, 2024, we had borrowed an aggregate of $2.7 billion of a first lien term loan under the UFC Credit Facilities. Borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment (as defined in the UFC credit agreement), or the ABR plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a SOFR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loan under the UFC Credit Facilities includes 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 11, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of June 30, 2024, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letters of credit up to $40.0 million. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment or ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.75-3.00%, depending on the First Lien Leverage Ratio, in each case with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of June 30, 2024, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. In April 2024, TKO borrowed $150.0 million under this revolving credit facility to fund a repurchase of its Class A common stock and repaid $150.0 million in June 2024. In May 2024, we entered into an amendment to extend the maturity of this credit facility from October 29, 2024 to October 29, 2025.

The revolving credit facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable as of June 30, 2024, as we had no borrowings outstanding under this revolving credit facility.

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

Other debt

As of June 30, 2024, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which none was outstanding and $62.9 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2025, bearing interest at rates of 2.75% plus SOFR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit sub-limits of up to $3.0 million (the "OL Credit Facility"). As of June 30, 2024, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loan under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

The OL Credit Facility is subject to a financial covenant if greater than 40% of the borrowing capacity is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $2.0 million) at the end of each quarter. This covenant was not applicable as of June 30, 2024, as we had no borrowings outstanding under this revolving credit facility.

Cash Flows Overview

Six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities from continuing operations	$340,518	$149,631
Net cash (used in) provided by investing activities from continuing operations	(108,830)	898,151
Net cash used in financing activities from continuing operations	(458,363)	(163,869)

DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities	$(75,659)	$43,682
Net cash used in investing activities	(23,418)	(36,753)
Net cash used in financing activities	(13,710)	—
Net cash flows (used in) provided by discontinued operations	$(112,787)	$6,929

Cash from operating activities improved from $149.6 million of cash provided in the six months ended June 30, 2023 to $340.5 million of cash provided in the six months ended June 30, 2024. Cash provided in the six months ended June 30, 2024 was primarily due to a net loss of $104.4 million, which included non-cash items of $294.2 million, the increase in accrued liabilities of $379.6 million primarily due to the settlement of the UFC class action lawsuit, the increase in other liabilities of $161.3 million primarily due to an increase in our deposits held on behalf of clients in our agency business, partially offset by the increase in accounts receivable of $199.6 million primarily due to timing of events and timing of collections from customers and the increase in other assets of $113.8 million due to deferred media rights costs and the Olympics. Cash provided in the six months ended June 30, 2023 was primarily due to net income of $705.3 million, which included the gain on sale of the Academy business and non-cash items of $352.3 million offset by increases in other assets of $151.6 million and other current assets of $117.8 million primarily due to the advanced payments made by us in the buildup to the Olympics.

Cash from investing activities changed from $898.2 million of cash provided in the six months ended June 30, 2023 to $(108.8) million of cash used in the six months ended June 30, 2024. Cash used in the six months ended June 30, 2024 primarily reflected payments for capital expenditures and investments in non-controlled affiliates totaling $121.9 million partially offset by cash proceeds received from the sale of assets of $11.4 million. Cash provided in the six months ended June 30, 2023 primarily reflected net cash proceeds received from the sale of businesses of $1.077 billion, primarily driven by the sale of the Academy business, offset by payments for acquisitions of businesses, capital expenditures and investments in non-controlled affiliates totaling $183.8 million.

Cash from financing activities increased from $(163.9) million of cash used in the six months ended June 30, 2023 to $(458.4) million of cash used in the six months ended June 30, 2024. Cash used in the six months ended June 30, 2024 primarily reflected payments for the acquisition of non-controlling interests, debt, the tax receivable agreement, dividends and distributions of $316.8 million, $271.4 million, $62.5 million, $54.2 million and $35.5 million, respectively. Cash used in the six months ended June 30, 2023 primarily reflected payments for debt, acquisition of non-controlling interests, the tax receivable agreement and distributions of $78.0 million, $43.8 million, $37.5 million, and $33.7 million, respectively, partially offset by borrowings of debt of $49.9 million.

Net cash flows for discontinued operations changed from $6.9 million of net cash provided by discontinued operations in the six months ended June 30, 2023 to $(112.8) million of cash used in discontinued operations in the six months ended June 30, 2024. Net cash used in the six months ended June 30, 2024 was primarily driven by timing and payments for capital expenditures, investments in non-controlled affiliates and deferred consideration related to acquisitions. Net cash provided by the six months ended June 30, 2023 was primarily driven by an increase in accounts payable and accrued expenses offset by payments related to the acquisition of a business and capital expenditures.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations, and (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein).

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions and earn-outs and deferred purchase price payments from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay the settlement of the Zuffa class action lawsuit, (6) pay interest and principal when due on our Senior Credit Facilities, (7) pay quarterly dividends as required per the Merger Agreement, (8) make payments under the TRA, (9) pay income taxes, and (10) make distributions to members.

The term loan under the Credit Facilities of $2.2 billion matures on May 18, 2025. We expect that the amount of the term loan outstanding as of the closing of the Merger-Related Transactions will be repaid as part of the Merger-Related Transactions or that the term loan will otherwise be refinanced prior to its maturity. Absent the Company’s ability to secure additional liquidity, extend the maturity of or refinance such term loan, the Company’s operations may be adversely impacted in the event the lenders declare an event of default and exercise their rights and remedies under the first lien credit agreement under the Credit Facilities. In the event the Merger-Related Transactions do not close by the maturity date or if we are unable to refinance or otherwise extend prior to maturity, we do not expect to have sufficient cash on hand to repay this term loan under the Credit Facilities. This uncertainty raises substantial doubt about the Company's ability to continue as a going concern.

For the UFC Credit Facilities, we expect to refinance prior to the maturity of the outstanding loan prior to their maturity in 2026. We currently anticipate being able to secure funding for such refinancing at favorable terms; however, our ability to do so may be impacted by many factors, including our growth and other factors specific to our business as well as macro-economic factors beyond our control.

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

Tax Receivable Agreement

Generally, we are required under the TRA to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) or in some cases are deemed to realize as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the TRA. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the TRA will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the TRA will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of June 30, 2024, we had a TRA liability of $865.5 million recorded for all exchanges that have occurred as of this date.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report. During the six months ended June 30, 2024, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in the 2023 Annual Report.

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. During the first and second quarter of 2024, we performed an interim impairment test for certain of our reporting units, the result of which was an impairment charge of $64.2 million and $141.7 million, respectively, recorded within our Sports Data & Technology segment, which is presented as discontinued operations. Declines in the results of our reporting units could result in additional goodwill impairment charges in the future.

Recent Accounting Standards

See Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. $750 million of our Senior Credit Facilities have been swapped to fixed rates. For the remainder, holding debt levels constant as of June 30, 2024, a 1% increase in the effective interest rates would have increased our annual interest expense by $43 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the six months ended June 30, 2024, revenues would have decreased by approximately $51.7 million and operating loss would have improved by approximately $13.8 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 17 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2023 Annual Report and see Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, which risk factors from such Quarterly Report are incorporated herein by reference, as supplemented by the risk factor below. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than the risk factors set forth below, there have been no material changes in our risk factors to those included in our 2023 Annual Report.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash for, make payments on or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control and could impact our ability to continue as a going concern.

Our ability to make payments on, or to refinance our respective obligations under, our indebtedness will depend on future operating performance and on economic, financial, competitive, legislative, regulatory, and other factors. Many of these factors are beyond our control. Additionally, the terms of the UFC Credit Facilities restrict the ability of the UFC subsidiaries to make distributions to us, which may limit us from using funds from the UFC subsidiaries to make payments on our indebtedness under the Credit Facilities. Our consolidated cash balance also includes cash from other consolidated non-wholly owned entities. These businesses may have restrictions in their ability to distribute cash to the rest of the Company, including under the terms of applicable operating agreements or debt agreements, which may require the approval of certain of our investors and/or the governing bodies of certain of our consolidated non-wholly owned subsidiaries based on the timing and amount of distribution. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness, we must continue to execute our business strategy. If we are unable to do so, we may need to refinance all or a portion of our indebtedness on or before maturity.

As of June 30, 2024, we had an aggregate of $5.1 billion outstanding indebtedness, of which $2.2 billion is a term loan under our Senior Credit Facilities scheduled to mature on May 18, 2025 (the “Term Loan Indebtedness”). We expect that the Term Loan Indebtedness then outstanding will be repaid as part of the Merger-Related Transactions or otherwise anticipate refinancing. If the Merger-Related Transactions do not close when expected, if at all, or if we are unable to refinance or otherwise extend the Term Loan Indebtedness prior to the scheduled maturity date, we do not expect to have sufficient cash on hand to repay such Term Loan Indebtedness upon maturity, which would have an adverse effect on our business, financial condition, and operating results in the event the lenders declare an event of default and exercise their rights and remedies under the Senior Credit Facilities.

As a result of the upcoming maturity of the Term Loan Indebtedness, the Company has evaluated plans over the next twelve months beyond the date the accompanying interim consolidated financial statements in this Quarterly Report are issued to secure additional liquidity which include, but are not limited to, (i) repayment or refinancing of the Term Loan Indebtedness as part of the Merger-Related Transactions (ii) reducing discretionary capital and operating expenses (iii) obtaining additional facilities from banks and renewal of existing bank borrowings and (iv) proceeds from asset sales. The Company may not be successful in securing additional liquidity or refinancing its outstanding indebtedness, and the feasibility of some of these plans is contingent upon factors outside of the control of the Company. As such, this uncertainty raises substantial doubt about its ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+	Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.	8-K	001-40373	2.1	04/03/2023

2.2+	Agreement and Plan of Merger, dated as of April 2, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC, Endeavor Executive PIU Holdco, LLC, Endeavor Manager, LLC, Endeavor Operating Company, LLC, Wildcat EGH Holdco, L.P., Wildcat OpCo Holdco, L.P., Wildcat PubCo Merger Sub, Inc., Wildcat OpCo Merger Sub, L.L.C., Wildcat Manager Merger Sub L.L.C., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC and Endeavor Executive PIU Holdco, LLC.	8-K	001-40373	2.1	04/03/2024

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1	Stockholder Purchase Agreement, dated April 4, 2024, by and between WME IMG, LLC and Vincent K. McMahon.	10-Q	001-40373	10.1	05/09/2024

10.2+	Letter Agreement, dated as of April 2, 2024, by and among Ariel Emanuel, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.1	04/03/2024

10.3+	Letter Agreement, dated as of April 2, 2024, by and among Patrick Whitesell, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, William Morris Endeavor Entertainment, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.2	04/03/2024

10.4+	Amendment No. 2 to Term Employment Agreement, dated as of April 2, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC.	8-K	001-40373	10.3	04/03/2024

10.5+	Employment Agreement, dated as of April 2, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Wildcat Aggregator, L.P., Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.4	04/03/2024

10.6	Amendment No. 12, dated as of May 1, 2024, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	10-Q	001-40373	10.9	05/09/2024

10.7	Fourth Refinancing Amendment dated as of May 1, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-41797	10.1	05/08/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*

104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101	*

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

ENDEAVOR GROUP HOLDINGS, INC.

Date: August 8, 2024	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)