Form 10-Q
period 2024-09-30
Endeavor Group Holdings, Inc.
filed 2024-11-07
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

As of October 31, 2024, there were 308,175,511 shares of the registrant’s Class A common stock outstanding, 160,012,942 shares of the registrant’s Class X common stock outstanding and 215,972,056 shares of the registrant’s Class Y common stock outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of present and historical facts contained in this Quarterly Report, including without limitation, statements regarding the anticipated timing, benefits and costs associated with the Merger Agreement and Merger-Related Transactions (as defined below), our expectations surrounding the Merger Agreement and Merger-Related Transactions and their ability to maximize shareholder value, our expectations regarding strategic transactions, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, future events or expected performance, are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms "aim," "anticipate," "believe," "could," "mission," "may," "will," "should," "expect," "intend," "plan," "estimate," "project," "target," "predict," "potential," "contemplate," or, in each case, their negative, or other variations or comparable terminology and expressions. The forward-looking statements in this Quarterly Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:

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
•
risks related to the TKO Asset Acquisition or other dispositions we may contemplate; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year December 31, 2023 ("2023 Annual Report") and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Current Report on Form 8-K dated September 20, 2024, as updated by Part II, Item 1A. "Risk Factors" in this Quarterly Report, and Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, and in our subsequent filings with the Securities and Exchange Commission (the "SEC").

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

DEFINITIONS

As used in this Quarterly Report, unless we state otherwise or the context otherwise requires:

•
"we," "us," "our," "Endeavor," the "Company," and similar references refer to (a) after giving effect to the reorganization transactions, to Endeavor Group Holdings and its consolidated subsidiaries, and (b) prior to giving effect to the reorganization transactions, to Endeavor Operating Company and its consolidated subsidiaries.
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
"UFC Parent" or "Zuffa" refers to Zuffa Parent LLC (n/k/a TKO Operating Company, LLC or "TKO OpCo").
•
"WWE" refers to World Wrestling Entertainment, Inc. (n/k/a World Wrestling Entertainment, LLC).

Item 1. Financial Statements (Unaudited)

PART I – FINANCIAL INFORMATION

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,004,129	$1,166,526
Restricted cash	325,147	278,456
Accounts receivable (net of allowance for doubtful accounts of $50,250 and $58,026, respectively)	1,029,559	810,857
Deferred costs	250,051	606,207
Other current assets	515,068	432,042
Current assets of discontinued operations	220,883	170,459
Total current assets	3,344,837	3,464,547
Property and equipment, net	842,623	914,645
Operating lease right-of-use assets	405,237	309,704
Intangible assets, net	4,558,531	4,812,284
Goodwill	9,519,126	9,517,143
Investments	404,693	394,179
Deferred income taxes	448,992	430,339
Other assets	737,894	599,765
Long-term assets of discontinued operations	515,991	1,102,167
Total assets	$20,777,924	$21,544,773
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$541,431	$462,361
Accrued liabilities	1,132,911	684,390
Current portion of long-term debt	2,323,825	58,894
Current portion of operating lease liabilities	67,705	73,899
Deferred revenue	509,754	802,344
Deposits received on behalf of clients	311,880	262,436
Current portion of tax receivable agreement liability	124,015	156,155
Other current liabilities	51,223	97,190
Current liabilities of discontinued operations	208,384	199,276
Total current liabilities	5,271,128	2,796,945
Long-term debt	2,904,272	4,969,417
Long-term operating lease liabilities	378,953	279,042
Long-term tax receivable agreement liability	744,948	834,298
Deferred tax liabilities	448,618	446,861
Other long-term liabilities	439,364	393,322
Long-term liabilities of discontinued operations	101,711	102,377
Total liabilities	10,288,994	9,822,262
Commitments and contingencies (Note 18)
Redeemable non-controlling interests	226,731	215,458
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 307,864,479 and 298,698,490 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class X common stock, $0.00001 par value; 4,967,940,840 and 4,983,448,411 shares authorized; 160,244,257 and 166,569,908 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class Y common stock, $0.00001 par value; 987,806,109 and 989,681,838 shares authorized; 216,020,232 and 225,960,405 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	5,000,001	4,901,922
Accumulated deficit	(788,454)	(117,065)
Accumulated other comprehensive income (loss)	13,283	(157)
Total Endeavor Group Holdings, Inc. shareholders' equity	4,224,836	4,784,706
Nonredeemable non-controlling interests	6,037,363	6,722,347
Total shareholders' equity	10,262,199	11,507,053
Total liabilities, redeemable interests and shareholders' equity	$20,777,924	$21,544,773

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,031,790	$1,219,547	$5,542,708	$4,021,173
Operating expenses:
Direct operating costs	1,097,631	431,076	2,630,435	1,618,563
Selling, general and administrative expenses	791,650	671,505	2,596,795	1,884,568
Depreciation and amortization	135,524	66,602	416,556	171,715
Impairment charges	—	28,196	—	28,196
Total operating expenses	2,024,805	1,197,379	5,643,786	3,703,042
Operating income (loss) from continuing operations	6,985	22,168	(101,078)	318,131
Other (expense) income:
Interest expense, net	(108,134)	(82,271)	(302,531)	(257,811)
Tax receivable agreement liability adjustment	(16)	(20,297)	(2,460)	(7,779)
Other income (expense), net	33,846	(12,989)	32,574	753,544
(Loss) income from continuing operations before income taxes and equity losses of affiliates	(67,319)	(93,389)	(373,495)	806,085
Provision for (benefit from) income taxes	113,774	20,853	(93,129)	195,521
(Loss) income from continuing operations before equity losses of affiliates	(181,093)	(114,242)	(280,366)	610,564
Equity losses of affiliates, net of tax	(5,219)	(2,748)	(10,315)	(22,291)
(Loss) income from continuing operations, net of tax	(186,312)	(116,990)	(290,681)	588,273
Discontinued operations:
(Loss) income from discontinued operations	(442,279)	10,148	(710,886)	8,918
(Benefit for) provision for income taxes	(208,229)	9,142	(23,962)	10,385
(Loss) income from discontinued operations, net of tax	(234,050)	1,006	(686,924)	(1,467)
Net (loss) income	(420,362)	(115,984)	(977,605)	586,806
Less: Net (loss) income attributable to non-controlling interests	(155,693)	(46,776)	(361,078)	244,809
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(264,669)	$(69,208)	$(616,527)	$341,997

(Loss) earnings per share of Class A common stock:
Basic from continuing operations	$(0.44)	$(0.22)	$(0.60)	$1.15
Basic from discontinued operations	(0.42)	(0.01)	(1.42)	(0.01)
Basic	(0.86)	(0.23)	(2.02)	1.14

Diluted from continuing operations	(0.44)	(0.24)	(0.60)	1.13
Diluted from discontinued operations	(0.42)	(0.01)	(1.42)	(0.01)
Diluted	(0.86)	(0.25)	(2.02)	1.12

Weighted average number of shares used in computing (loss) earnings per share:
Basic	306,992,963	301,876,322	303,893,880	298,311,200
Diluted	306,992,963	300,640,142	303,893,880	301,305,267

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(420,362)	$(115,984)	$(977,605)	$586,806
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized (losses) gains on interest rate swaps	(383)	6,353	9,153	24,384
Reclassification of gains to net (loss) income for interest rate swaps	(3,020)	(16,330)	(36,520)	(42,687)
Foreign currency translation adjustments	60,365	(43,030)	43,051	(1,714)
Reclassification of foreign currency translation losses to net (loss) income for business divestiture	—	—	1,397	3,270
Total comprehensive (loss) income, net of tax	(363,400)	(168,991)	(960,524)	570,059
Less: Comprehensive (loss) income attributable to non-controlling interests	(137,515)	(65,573)	(357,695)	238,085
Comprehensive (loss) income attributable to Endeavor Group Holdings, Inc.	$(225,885)	$(103,418)	$(602,829)	$331,974

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30, 2024

										Accumulated	Total Shareholders'
	Redeemable							Additional	Retained Earnings	Other	Equity Attributable	Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	(Accumulated	Comprehensive	to Endeavor Group	Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income/(Loss)	Holdings, Inc.	Interests	Equity

Balance at July 1, 2024	$229,736	306,602,233	$3	161,433,926	$1	216,298,160	$2	$4,956,534	$(505,359)	$(25,502)	$4,425,679	$6,177,353	$10,603,032
Comprehensive income (loss)	(236)	—	—	—	—	—	—	—	(264,669)	38,784	(225,885)	(137,279)	(363,164)
Equity-based compensation	—	—	—	—	—	—	—	31,425	—	—	31,425	19,376	50,801
Issuance of Class A common stock due to exchanges	—	1,189,669	—	(1,189,669)	—	(277,928)	—	—	—	—	—	—	—
Issuance of Class A common stock due to releases of RSUs	—	72,577	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—	6,387	6,387
Distributions	(2,769)	—	—	—	—	—	—	—	—	—	—	(2,963)	(2,963)
Dividends ($0.06 per share)	—	—	—	—	—	—	—	—	(18,426)	—	(18,426)	(9,139)	(27,565)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	479	479
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—	943	943
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	—	—	—	—	—	—	—	(5,657)	(5,657)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	12,136	—	1	12,137	(12,137)	—
Equity impact of tax receivable agreement for exchanges of EOC units and Endeavor Manager units, and deferred taxes arising from changes in ownership	—	—	—	—	—	—	—	(94)	—	—	(94)	—	(94)
Balance at September 30, 2024	$226,731	307,864,479	$3	160,244,257	$1	216,020,232	$2	$5,000,001	$(788,454)	$13,283	$4,224,836	$6,037,363	$10,262,199

See accompanying notes to consolidated financial statements

	Nine Months Ended September 30, 2024

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable		Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group		Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.		Interests	Equity
Balance at January 1, 2024	$215,458	298,698,490	$3	166,569,908	$1	225,960,405	$2	$4,901,922	$(117,065)	$(157)	4,784,706		$6,722,347	$11,507,053
Comprehensive income (loss)	20,339	—	—	—	—	—	—	—	(616,527)	13,698	(602,829)		(378,034)	(980,863)
Equity-based compensation	—	—	—	—	—	—	—	97,748	—	—	97,748		70,263	168,011
Issuance of Class A common stock due to exchanges	—	6,325,651	—	(6,325,651)	—	(9,940,173)	—	—	—	—	—		—	—
Issuance of Class A common stock due to releases of RSUs	—	2,840,338	—	—	—	—	—	—	—	—	—		—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	7,880	7,880
Distributions	(9,066)	—	—	—	—	—	—	—	—	—	—		(32,118)	(32,118)
Dividends ($0.06 per share)	—	—	—	—	—	—	—	—	(54,862)	—	(54,862)		(26,938)	(81,800)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—		(312,226)	(312,226)
Non-controlling interests for sale of businesses	—	—	—	—	—	—	—	—	—	—	—		(898)	(898)
Taxes paid related to net settlement upon vesting of equity awards	—	—	—	—	—	—	—	—	—	—	—		(5,657)	(5,657)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	—	—	—	7,514	—	(258)	7,256		(7,256)	—
Equity impact of tax receivable agreement for exchanges of EOC units and Endeavor Manager units, and deferred taxes arising from changes in ownership	—	—	—	—	—	—	—	(7,183)	—	—	(7,183)		—	(7,183)
Balance at September 30, 2024	$226,731	307,864,479	$3	160,244,257	$1	216,020,232	$2	$5,000,001	$(788,454)	$13,283	$4,224,836		$6,037,363	$10,262,199

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

	Nine Months Ended September 30, 2023

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

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(290,681)	$588,273
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	416,556	171,715
Amortization and write-off of original issue discount and deferred financing cost	13,237	13,961
Amortization of content costs	35,105	32,752
Impairment charges	—	28,196
Net loss (gain) on sale/disposal and impairment of assets	115,650	(1,103)
Gain on business divestiture	(807)	(750,398)
Equity-based compensation expense	162,559	200,984
Change in fair value of contingent liabilities	(544)	(163)
Change in fair value of equity investments with and without readily determinable fair value	666	(812)
Change in fair value of financial instruments	(42,530)	(47,022)
Equity losses of affiliates	10,315	22,291
Net provision for allowance for doubtful accounts	(14,488)	(5,236)
Net gain on foreign currency transactions	(13,774)	(11,819)
Distributions from affiliates	8,161	3,977
Tax receivable agreement liability adjustment	2,460	7,779
Income taxes	(134,084)	170,225
Other, net	(270)	2,855
Changes in operating assets and liabilities - net of acquisitions and divestitures:
Increase in receivables	(193,979)	(54,101)
Decrease/(increase) in other current assets	46,823	(69,830)
Increase in other assets	(231,848)	(21,497)
Decrease/(increase) in deferred costs	366,457	(190,769)
(Decrease)/increase in deferred revenue	(305,150)	15,226
Increase in accounts payable and accrued liabilities	553,394	65,009
Decrease in tax receivable agreement liability	(93,637)	(12,559)
Increase in other liabilities	116,561	73,608
Net cash provided by operating activities from continuing operations	526,152	231,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	3,500
Purchases of property and equipment	(146,020)	(138,272)
Proceeds from infrastructure improvement incentives	11,000	—
Proceeds from business divestitures, net of cash sold	1,500	1,076,737
Proceeds from sale of assets	16,695	9,515
Investments in affiliates	(47,846)	(103,827)
Other, net	1,327	1,405
Net cash (used in) provided by investing activities from continuing operations	(163,344)	849,058
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	521,500	73,163
Payments on borrowings and finance leases	(343,462)	(173,794)
Payments under tax receivable agreement	(62,518)	(37,534)
Contributions	6,387	—
Distributions	(41,183)	(59,555)
Repurchase of Class A common stock, including payment of equity forward contract	—	(200,000)
Dividends	(80,561)	(27,407)
Taxes paid related to net settlement upon vesting of equity awards	(5,657)	—
Redemption payments related to pre-IPO units	—	(1,500)
Acquisition of non-controlling interests	(316,840)	(43,804)
Payments of contingent and deferred consideration related to acquisitions	(17,321)	(18,953)
Other, net	(642)	(438)
Net cash used in financing activities from continuing operations	(340,297)	(489,822)
DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities	(90,845)	56,299
Net cash used in investing activities	(36,401)	(45,748)
Net cash used in financing activities	(13,710)	—
Net cash flows (used in) provided by discontinued operations	(140,956)	10,551
Change in cash, cash equivalents and restricted cash balances held for sale	—	4,062
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,739	(3,052)
(Decrease) increase in cash, cash equivalents and restricted cash	(115,706)	602,339
Cash, cash equivalents and restricted cash at beginning of year	1,444,982	1,045,993
Cash, cash equivalents and restricted cash at end of period	$1,329,276	$1,648,332
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

In April 2024, following the Company's review to evaluate strategic alternatives, the Company entered into the Merger Agreement, pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of the Company's stock that it does not already own (other than certain equity interests held by certain current directors and executive officers of the Company and any other Rollover Holders (the “Rollover Interests”)). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain closing conditions and on the terms set forth therein, equityholders of EGH, EOC and Endeavor Manager are to receive $27.50 in cash per share or unit, as applicable. The Merger Agreement also requires the Company to, in each calendar quarter prior to the closing, declare and pay a dividend in respect of each issued and outstanding share of the Company’s Class A common stock at a price equal to $0.06 per share. Completion of the transactions contemplated by the Merger Agreement (the "Merger-Related Transactions") is subject to certain customary closing conditions, including required regulatory approvals. The Merger Agreement also includes certain covenants of the Company Entities, including with respect to sales of certain specified assets of the Company (other than with respect to TKO Group Holdings, Inc. ("TKO") and the agency representation business of WME), the declaration and payment of quarterly dividends, and non-solicitation of alternative acquisition proposals, as well as other customary representations, warranties and covenants by Company Entities, the Parent Entities and the Merger Subs. Completion of the Merger-Related Transactions is not subject to a financing condition, and the Merger-Related Transactions are to be financed through a combination of new and reinvested equity from affiliates of Silver Lake and additional capital by other third-party investors; the Rollover Interests; and new debt financing. The Merger-Related Transactions are expected to close by the end of the first quarter of 2025. Upon completion, the Company's common stock will no longer be listed on any public market.

In September 2023, the Company completed the transactions involving the business combination of World Wrestling Entertainment, Inc. ("WWE"), which is a media and entertainment company, and TKO Operating Company ("TKO OpCo"), which owns and operates the Ultimate Fighting Championship ("UFC") (the "TKO Transactions"). As part of the TKO Transactions, among other things, a new, publicly listed company, TKO, was formed. Upon closing of the TKO Transactions, Endeavor holds a controlling interest in TKO, which became a consolidated subsidiary of the Company.

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

Historically, the Company has relied principally on liquidity generated from operating activities to fund the Company’s day-to-day operations and routine capital expenditures, invest in revenue-generating activities, and service its long-term debt. As of September 30, 2024, the Company had an aggregate of $5.3 billion outstanding indebtedness, of which $2.2 billion is a term loan scheduled to mature on May 18, 2025. We expect that the term loan then outstanding will be repaid as part of the Merger-Related Transactions or will otherwise be refinanced prior to its maturity. Absent the Company’s ability to secure additional liquidity, extend the maturity of or refinance such term loan, the Company’s operations may be adversely impacted in the event the lenders declare an event of default and exercise their rights and remedies under the first lien credit agreement.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting interim financial information and should be read in conjunction with the Company’s consolidated financial statements and accompanying footnotes included in our Current Report on Form 8-K dated September 20, 2024. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted from these interim financial statements. The interim consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited; however, in the opinion of management, such interim consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations and cash flows for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation, including the recast for discontinued operations (see Note 4).

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

3.
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of that security. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024 with no material effect on the Company’s financial position or results of operations.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU amends certain provisions in Topic 842, Leases, that apply to arrangements between related parties under common control. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024 with no material effect on the Company’s financial position or results of operations.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). This ASU allows a reporting entity to elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits, provided certain conditions are met. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024 with no material effect on the Company’s financial position or results of operations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4.
DISCONTINUED OPERATIONS

As contemplated in the Merger Agreement with Silver Lake, which was executed in April 2024, the Company initiated a process to sell certain businesses of the Company. During the second quarter of 2024, the Company began to actively market its Sports Data & Technology ("SD&T") segment. The SD&T segment includes OpenBet, which specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre. The Company determined that the SD&T segment continued to meet the definition of a discontinued operation in the quarter ended September 30, 2024, and, as such, the Company has recast its financial statements to present the SD&T segment as discontinued operations.

The following table presents the aggregate carrying amounts of major classes of assets and liabilities in the consolidated balance sheets related to the SD&T segment as of September 30, 2024 and December 31, 2023, are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Assets of discontinued operations:
Accounts receivable	$156,036	$128,933
Deferred costs	40,300	20,963
Other current assets	24,547	20,563
Current assets of discontinued operations	220,883	170,459
Property and equipment, net	35,630	30,262
Operating lease right-of-use assets	9,459	10,691
Intangible assets, net	412,327	400,081
Goodwill	443,024	634,696
Investments(1)	27,320	3,792
Deferred income taxes	1,036	426
Other assets	21,265	22,219
Valuation allowance	(434,070)	—
Long-term assets of discontinued operations	515,991	1,102,167
Total assets of discontinued operations	$736,874	$1,272,626

Liabilities of discontinued operations:
Accounts payable	$102,841	$125,247
Accrued liabilities	26,028	26,335
Current portion of operating lease liabilities	2,144	2,330
Deferred revenue	41,284	5,225
Other current liabilities	36,087	40,139
Current liabilities of discontinued operations	208,384	199,276
Long-term operating lease liabilities	6,750	8,532
Deferred tax liabilities	84,761	81,188
Other long-term liabilities	10,200	12,657
Long-term liabilities of discontinued operations	101,711	102,377
Total liabilities of discontinued operations	$310,095	$301,653

(1) During the three months ended September 30, 2024, the Company committed to funding $20.0 million for a new investment.

The following table presents the statements of operations for the discontinued operations of the SD&T segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$85,429	$124,847	$279,721	$356,271
Operating expenses:
Direct operating costs	58,076	56,809	176,331	177,618
Selling, general and administrative expenses	50,639	43,726	147,469	132,547
Depreciation and amortization	900	14,605	24,060	37,320
Impairment charges(1)	—	—	205,928	—
Total operating expenses	109,615	115,140	553,788	347,485
Operating (loss) income	(24,186)	9,707	(274,067)	8,786
Other (expense) income:
Interest income, net	430	315	994	451
Other (expense) income, net(2)	(418,351)	126	(437,641)	(319)
(Loss) income from discontinued operations before income taxes and equity losses of affiliates	(442,107)	10,148	(710,714)	8,918
(Benefit from) provision for income taxes	(208,229)	9,142	(23,962)	10,385
(Loss) income from discontinued operations before equity losses of affiliates	(233,878)	1,006	(686,752)	(1,467)
Equity losses of affiliates, net of tax	(172)	—	(172)	—
(Loss) income from discontinued operations, net of tax	(234,050)	1,006	(686,924)	(1,467)
(Loss) income attributable to non-controlling interests	(104,125)	3,531	(253,487)	1,824
Loss from discontinued operations attributable to Endeavor Group Holdings, Inc.	$(129,925)	$(2,525)	$(433,437)	$(3,291)

(1) During the first and second quarters of 2024, the Company performed an interim impairment review of the SD&T reporting unit due to triggering events. As a result of the interim impairment tests, the Company recorded non-cash impairment charges of $205.9 million in the nine months ended September 30, 2024 for goodwill driven by lower streaming and data rights projections combined with the transaction method calculation.

(2) The Company recorded a $420.1 million and $434.1 million loss to write-down the SD&T segment's carrying value to its estimated fair value less costs to sell in the three and nine months ended September 30, 2024, respectively.

5.
ACQUISITION AND DIVESTITURE

2023 ACQUISITIONS

World Wrestling Entertainment

On September 12, 2023, the Company completed the TKO Transactions. As part of the TKO Transactions, among other things, a new, publicly listed company, TKO, was formed. Upon closing, Endeavor holds a controlling interest in TKO, which became a consolidated subsidiary of the Company.

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

The purchase price was $8.4 billion, which consisted of 83,161,123 shares of TKO Class A common stock valued at $8.0 billion, cash consideration of $321.0 million and replacement awards valued at $49.3 million. The cash consideration was paid after closing in September in the form of a dividend. The replacement awards consisted of the WWE restricted stock units and performance stock units outstanding immediately prior to the closing of the TKO Transactions that converted into awards of TKO restricted stock units and performance stock units, respectively, on the same terms and conditions as were applicable immediately prior to the closing of the TKO Transactions. The portion of the fair-value-based measure of the replacement awards that was attributable to pre-combination vesting was purchase consideration.

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

Allocation of Purchase Price

The acquisition was accounted for as a business combination and the fair values of the assets acquired and liabilities assumed in the business combination are as follows (in thousands):

WWE
Cash and cash equivalents	$381,153
Accounts receivable	105,237
Other current assets	89,256
Property, buildings and equipment	398,004
Right of use assets	12,337
Investments	12,007
Other assets	283,287
Intangible assets:
Trade names	2,188,200
Customer relationships	900,500
Internally developed technology	30,000
Other	98,300
Goodwill	5,063,068
Accounts payable and accrued expenses	(124,280)
Operating lease liability	(12,224)
Deferred revenue	(54,190)
Deferred tax liabilities	(663,193)
Debt	(16,934)
Other long-term liabilities	(258,467)
Net assets acquired	$8,432,061

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the WWE acquisition had occurred as of January 1, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Pro forma revenue	$1,449,054	$4,956,068
Pro forma net (loss) income	(22,568)	650,193

The pro forma information includes the historical results of WWE prior to the TKO Transactions and adjustments directly attributable to the business combination. Pro forma adjustments are primarily related to the nonrecurring transaction costs incurred in connection with the TKO Transactions, incremental intangible asset amortization to be incurred based on the fair values and useful lives of each intangible asset, incremental compensation expense for two key executives, including salaries, bonuses and TKO equity awards granted, and incremental equity-based compensation related to the WWE replacement awards.

Other 2023 Acquisitions

During the nine months ended September 30, 2023, the Company completed ten other acquisitions, of which two were included as discontinued operations (Note 4).

The total purchase price of other acquisitions for continuing operations was $73.4 million, which included cash of $64.2 million, contingent consideration with a fair value of $8.2 million, and deferred purchase price of $1.0 million. The Company recorded $38.4 million of goodwill and $36.9 million of intangible assets, of which the weighted average useful life ranges from 3.0 to 9.0 years. The goodwill was assigned to the Events, Experiences & Rights and Representation segments and is partially deductible for tax purposes.

The total purchase price of other acquisitions for discontinued operations was $32.2 million, which included cash of $24.8 million, deferred purchase price of $6.6 million, and the issuance of EGH Class A common stock valued at $0.8 million. The Company recorded $12.3 million of goodwill and $21.3 million of intangible assets, of which the weighted average useful life ranges from 7.5 to 10.8 years. The goodwill was assigned to the Sports Data & Technology segment, which is presented as discontinued operations, and is partially deductible for tax purposes.

2023 DIVESTITURE

In the second quarter of 2023, the Company closed the sale of its IMG Academy business ("Academy"), which was an academic and sports training institute and provided recruiting and admissions services to high school student athletes and college athletic departments and admissions officers. The Company received cash proceeds of $1.1 billion and divested $38.6 million of cash and restricted cash. The Company recorded a net gain of $737.0 million, inclusive of $5.5 million of transaction costs, which were contingent on the sale closing, in other income (expense), net during the nine months ended September 30, 2023. The business was included in the Company's Events, Experiences & Rights segment prior to the sale.

6.
SUPPLEMENTARY DATA

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Accrued operating expenses	$299,701	$322,347
Legal settlement (Note 18)	375,000	—
Payroll, bonuses and benefits	339,818	256,715
Other	118,392	105,328
Total accrued liabilities	$1,132,911	$684,390

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Balance at	Additions/Charged			Balance at
	Beginning	to Costs and		Foreign	End of
	of Year	Expenses, Net	Deductions	Exchange	Period
Nine Months Ended September 30, 2024	$58,026	$1,747	$(16,235)	$6,712	$50,250

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental information:
Cash paid for interest	$298,598	$254,685
Cash payments for income taxes	72,118	50,233

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$16,818	$33,387
Contingent consideration provided in connection with acquisitions	—	8,160
Establishment and acquisition of non-controlling interests	—	6,331
Accretion of redeemable non-controlling interests	—	(6,465)
Non-cash contributions from non-controlling interests	1,493	—
Right-of-use assets obtained in exchange for operating lease obligations	142,248	—
Deferred consideration in connection with acquisitions	—	6,567
Acquisition of WWE, net of deferred consideration	—	8,111,055
Items arising from exchanges of EOC units and Endeavor Manager units, and changes in ownership:
Establishment of liabilities under tax receivable agreement	20,609	59,028
Deferred tax asset	13,427	51,845

7.
GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2023	$7,737,884	$1,261,893	$517,366	$9,517,143
Foreign currency translation and other	(2,493)	4,037	439	1,983
Balance — September 30, 2024	$7,735,391	$1,265,930	$517,805	$9,519,126

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2024 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.7	$3,139,634	$(526,233)	$2,613,401
Customer and client relationships	8.3	2,235,434	(1,311,318)	924,116
Internally developed technology	3.2	105,048	(78,164)	26,884
Other	4.0	149,393	(75,153)	74,240
		$5,629,509	$(1,990,868)	$3,638,641
Indefinite-lived:
Trade names		416,347	—	416,347
Owned events		503,543	—	503,543
Total intangible assets		$6,549,399	$(1,990,868)	$4,558,531

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.7	$3,138,390	$(420,798)	$2,717,592
Customer and client relationships	8.3	2,229,807	(1,159,370)	1,070,437
Internally developed technology	3.2	104,248	(68,216)	36,032
Other	4.0	149,187	(53,994)	95,193
		$5,621,632	$(1,702,378)	$3,919,254
Indefinite-lived:
Trade names		410,113	—	410,113
Owned events		482,917	—	482,917
Total intangible assets		$6,514,662	$(1,702,378)	$4,812,284

Intangible asset amortization expense was $92.5 million and $42.4 million for the three months ended September 30, 2024 and 2023, respectively, and $284.7 million and $102.7 million for the nine months ended September 30, 2024 and 2023, respectively. During the three and nine months ended September 30, 2023, the Company recorded a $13.7 million impairment charge for an indefinite-lived tradename.

8.
INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	September 30,	December 31,
	2024	2023
Equity method investments	$217,090	$199,987
Equity investments without readily determinable fair values	187,185	193,867
Equity investments with readily determinable fair values	418	325
Total investments	$404,693	$394,179

Equity Method Investments

As of September 30, 2024 and December 31, 2023, the Company held various investments in non-marketable equity instruments of private companies. As of September 30, 2024, the Company’s equity method investments are primarily comprised of Fifth Season and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 5% to 50% as of September 30, 2024.

As of September 30, 2024, the Company's ownership in Fifth Season was approximately 15%. The Company’s share of the net loss of Fifth Season for the three and nine months ended September 30, 2024 and 2023 was $3.5 million, $10.8 million, $4.6 million and $19.7 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations.

There were no other-than-temporary impairments recorded for equity method investments during the three and nine months ended September 30, 2024 and the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company recorded an other-than-temporary impairment of $9.2 million for one of its equity method investments.

Equity Investments without Readily Determinable Fair Values

As of September 30, 2024 and December 31, 2023, the Company held various investments in non-marketable equity instruments of private companies.

For the three and nine months ended September 30, 2024, the Company performed its assessment on its investments without readily determinable fair values and recorded a net decrease of less than $0.1 million and $0.8 million, respectively, in other (expense) income, net in the consolidated statements of operations. The changes were due to observable price changes and other than temporary impairment. For the three and nine months ended September 30, 2023, the Company performed its assessment on its investments without readily determinable fair values and recorded a net increase of none and $0.7 million, respectively, in other income (expense), net in the consolidated statements of operations. The changes were due to observable price changes.

For the three and nine months ended September 30, 2024, the Company sold one and four investments, respectively, for net consideration of $5.3 million and $16.6 million and recorded net gains of $3.0 million and $4.1 million, respectively. For the three months ended September 30, 2023, no material investments were sold and for the nine months ended September 30, 2023, the Company sold investments for net consideration of $2.3 million and recorded gains of $1.1 million.

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

As of September 30, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from September 30, 2024).

(in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD

British Pound Sterling	£ 27,380	in exchange for	$34,806	£ 0.79
Euro	€4,200	in exchange for	$4,591	€0.91
Singapore Dollar	S$ 4,050	in exchange for	$3,039	S$ 1.33
Canadian Dollar	C$ 1,800	in exchange for	$1,330	C$ 1.35
United Arab Emirates Dirham	6,200 د.إ.	in exchange for	$1,689	د.إ 3.67

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded a net gain (loss) of $2.8 million and $(3.4) million for the three months ended September 30, 2024 and 2023, respectively, and a net gain of $2.0 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively, in other (expense) income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded a net gain of $1.1 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and a net gain of $2.7 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively, in other (expense) income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them as cash flow hedges. In June 2023, the Company executed amendments to transition the interest rate swaps on its 2014 Credit Facilities from LIBOR to Term Secured Overnight Financing Rate ("SOFR") with a new average fixed coupon of approximately 2.05% for $1.5 billion of interest rate swaps and approximately 3.10% for $750 million of interest rate swaps. The $1.5 billion of interest rate swaps matured during the quarter ended June 30, 2024 and the $750 million of interest rate swaps matured during the quarter ended September 30, 2024. For the three months ended September 30, 2024 and 2023, the Company recorded a net (loss) gain of $(0.4) million and $6.4 million in accumulated other comprehensive income (loss) and reclassified gains of $3.0 million and $16.3 million into net (loss) income, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded net gains of $9.2 million and $24.4 million in accumulated other comprehensive income (loss) and reclassified gains of $36.5 million and $42.7 million into net (loss) income, respectively.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	September 30, 2024
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$418	$—	$—	$418
Forward foreign exchange contracts	—	6,388	—	6,388
Total	$418	$6,388	$—	$6,806
Liabilities:
Contingent consideration	$—	$—	$6,019	$6,019
Forward foreign exchange contracts	—	2,405	—	2,405
Total	$—	$2,405	$6,019	$8,424

	Fair Value Measurements as of
	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$325	$—	$—	$325
Forward foreign exchange contracts	—	1,402	—	1,402
Interest rate swaps	—	32,683	—	32,683
Total	$325	$34,085	$—	$34,410
Liabilities:
Contingent consideration	$—	$—	$8,103	$8,103
Forward foreign exchange contracts	—	3,372	—	3,372
Total	$—	$3,372	$8,103	$11,475

There have been no transfers of assets or liabilities between the fair value measurement classifications during the three and nine months ended September 30, 2024.

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

Forward Foreign Exchange Contracts

The Company classifies its forward foreign currency exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). As of September 30, 2024 and December 31, 2023, the Company had $3.6 million and $1.3 million in other current assets, $2.8 million and $0.1 million in other assets, $2.4 million and $2.2 million in other current liabilities, and less than $0.1 million and $1.2 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s forward foreign exchange contracts.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). The fair value of the swaps was $32.7 million as of December 31, 2023, and was included in other assets in the consolidated balance sheet.

11.
DEBT

The following is a summary of outstanding debt (in thousands):

	September 30,	December 31,
	2024	2023
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,221,185	$2,243,784
Revolving Credit Facility (due April 2025)	75,000	—
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due April 2026)	2,705,516	2,728,766
Other debt (3.25%-14.50% Notes due at various dates through 2034)	252,895	88,614
Total principal	5,254,596	5,061,164
Unamortized discount	(10,474)	(11,192)
Unamortized issuance costs	(16,025)	(21,661)
Total debt	5,228,097	5,028,311
Less: current portion	(2,323,825)	(58,894)
Total long-term debt	$2,904,272	$4,969,417

2014 Credit Facilities

As of September 30, 2024 and December 31, 2023, the Company had $2.3 billion and $2.2 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the “First Lien Term Loan”) and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility"). In May 2024, the Company entered into an amendment to extend the maturity date of the Revolving Credit Facility from November 18, 2024 to April 2, 2025 and increased the borrowing capacity under the Revolving Credit Facility by $50.0 million.

During the nine months ended September 30, 2024, the Company borrowed $150.0 million and subsequently repaid $75.0 million under its Revolving Credit Facility. The Company had $75.0 million and no borrowings outstanding as of September 30, 2024 and December 31, 2023, respectively, under the Revolving Credit Facility.

The financial debt covenant of the 2014 Credit Facilities did not apply as of September 30, 2024 as the Company did not utilize greater than thirty-five percent of the borrowing capacity under the Revolving Credit Facility. The financial covenant did not apply as of December 31, 2023 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $28.5 million and $28.9 million as of September 30, 2024 and December 31, 2023, respectively.

Zuffa Credit Facilities

As of September 30, 2024 and December 31, 2023, the Company had $2.7 billion and $2.7 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million and letters of credit in an aggregate face amount not in excess of $40.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa, including WWE. In May 2024, the Company entered into an amendment to extend the maturity of the Zuffa Revolving Credit Facility from October 29, 2024 to October 29, 2025.

During the nine months ended September 30, 2024, TKO borrowed and subsequently repaid $150.0 million under its Zuffa Revolving Credit Facility. The financial debt covenant of the Zuffa Credit Facilities did not apply as of September 30, 2024 and December 31, 2023 as TKO had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Under the Zuffa Credit Facilities, TKO had $10.0 million and no outstanding letters of credit as of September 30, 2024 and December 31, 2023, respectively.

Other Debt

Margin Loan

In September 2024, January Capital HoldCo, LLC, a wholly owned subsidiary of EGH, entered into a new five-year secured credit agreement (the "Margin Loan Agreement"), which matures on September 13, 2029. Under the Margin Loan Agreement, the Company may borrow up to $175.0 million in a term loan. The Company may request that commitments under this agreement be increased up to $2.5 billion. The interest rate on the drawn amount under the Margin Loan Agreement is the 3-month Term SOFR (as defined therein) plus 3.0%, payable quarterly. At the election of the Company, interest may be paid in cash or in kind by increasing the principal amount of the outstanding borrowings under the Margin Loan Agreement. As security for the Margin Loan Agreement, the Company has granted a first-priority lien to the lenders, pro rata to the amount of their commitments, on 6.1 million common units of TKO OpCo and a corresponding number of shares of TKO Class B common stock (collectively, the "Pledged Securities"). If the Company defaults on its obligations under the Margin Loan Agreement, then the lenders can declare all amounts outstanding under the Margin Loan Agreement, with accrued interest, to be immediately due and payable, and if the Company is unable to pay such amounts, the lenders may foreclose on the Pledged Securities and any other collateral that then secures borrowings under the Margin Loan Agreement.

During the nine months ended September 30, 2024, the Company borrowed $175.0 million under the Margin Loan Agreement and this amount was outstanding as of September 30, 2024.

On Location Revolver

The financial debt covenant of the On Location ("OL") revolving credit facility did not apply as of September 30, 2024 and December 31, 2023 as OL had no borrowings outstanding under the OL revolving credit agreement.

OL had no letters of credit outstanding under the revolving credit agreement as of September 30, 2024 and December 31, 2023.

Zuffa Secured Commercial Loans

As of September 30, 2024 and December 31, 2023, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of September 30, 2024, EGH primarily held long-term deferred tax benefits of $504.9 million, prepaid taxes of $129.1 million, and a tax receivable agreement ("TRA") liability of $869.0 million, of which $124.0 million was classified as current and $745.0 million was classified as long-term. As of December 31, 2023, EGH primarily held cash of $40.5 million, long-term deferred tax benefits of $486.2 million, income taxes payable of $22.0 million, and a TRA liability of $990.5 million, of which $156.2 million was classified as current and $834.3 million was classified as long-term. Otherwise, EGH has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $4.9 billion and $5.0 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

12. SHAREHOLDERS' EQUITY

Stock Repurchases

In May 2023, the Company approved an event-driven repurchase authorization that permits the Company to repurchase shares of our Class A common stock in an aggregate amount of up to $300.0 million, with the proceeds from the sale of the Academy. In September 2023, the Company expanded the repurchase authorization to also include repurchases of EOC units. Any such repurchases may be made at any time and from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by the Company with the amount and timing of repurchases to be determined at the discretion of the Company's management, depending on market conditions and corporate needs. This share repurchase authorization has no expiration and may be modified, suspended or terminated at any time and does not obligate the Company to acquire any particular amount of shares.

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

In October 2023, the Company redeemed 4.0 million EOC common units for $93.6 million. Following the final settlement of this $200.0 million accelerated share repurchase as well as the repurchase of $93.6 million in EOC units in October 2023, the Company's activity under the repurchase authorization was completed and, as of December 31, 2023, no amount remained under the repurchase authorization.

Nonredeemable Non-controlling Interests

As discussed in Note 5, in September 2023, the Company completed the TKO Transactions. As a result and at the time of closing, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in TKO OpCo, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis. The Company's nonredeemable non-controlling interests was adjusted to reflect the TKO Transactions.

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

13.
REDEEMABLE NON-CONTROLLING INTERESTS

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson Holdings, LLC ("Barrett-Jackson") in August 2022, the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett-Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of September 30, 2024 and December 31, 2023, the estimated redemption value was below the carrying value of $213.0 million and $203.9 million, respectively.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of September 30, 2024 and December 31, 2023, the estimated redemption value was $11.2 million.

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

The computation of basic and diluted earnings per share and weighted average shares of the Company’s common stock outstanding for the periods are presented below (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic (loss) earnings per share
Numerator for continuing operations
Net (loss) income from continuing operations	$(186,312)	$(116,990)	$(290,681)	$588,273
Less: Net (loss) income attributable to noncontrolling interests	(51,568)	(50,307)	(107,591)	242,985
Net (loss) income from continuing operations attributable to the Company	(134,744)	(66,683)	(183,090)	345,288
Adjustment to net (loss) income attributable to the Company	—	—	556	(2,452)
Net (loss) income from continuing operations attributable to EGH common shareholders- Basic	$(134,744)	$(66,683)	$(182,534)	$342,836

Numerator for discontinued operations
Net (loss) income from discontinued operations	$(234,050)	$1,006	$(686,924)	$(1,467)
Less: Net (loss) income attributable to noncontrolling interests	(104,125)	3,531	(253,487)	1,824
Net (loss) income from discontinued operations attributable to the Company	(129,925)	(2,525)	(433,437)	(3,291)
Adjustment to net (loss) income attributable to the Company	—	—	1,310	—
Net (loss) income from discontinued operations attributable to EGH common shareholders- Basic	$(129,925)	$(2,525)	$(432,127)	$(3,291)

Net (loss) income attributable to EGH common shareholders for basic (loss) earnings per share	$(264,669)	$(69,208)	$(614,661)	$339,545

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for diluted (loss) earnings per share
Numerator for continuing operations
Net (loss) income from continuing operations	$(186,312)	$(116,990)	$(290,681)	$588,273
Less: Net (loss) income attributable to noncontrolling interests	(50,657)	(43,417)	(107,591)	244,739
Net (loss) income from continuing operations attributable to the Company	(135,655)	(73,573)	(183,090)	343,534
Adjustment to net (loss) income attributable to the Company	—	—	556	(2,452)
Net (loss) income from continuing operations attributable to EGH common shareholders- Diluted	$(135,655)	$(73,573)	$(182,534)	$341,082

Numerator for discontinued operations
Net (loss) income from discontinued operations	$(234,050)	$1,006	$(686,924)	$(1,467)
Less: Net (loss) income attributable to noncontrolling interests	(104,125)	3,531	(253,487)	1,824
Net (loss) income from discontinued operations attributable to the Company	(129,925)	(2,525)	(433,437)	(3,291)
Adjustment to net (loss) income attributable to the Company	—	—	1,310	—
Net (loss) income from discontinued operations attributable to EGH common shareholders- Diluted	$(129,925)	$(2,525)	$(432,127)	$(3,291)

Net (loss) income attributable to EGH common shareholders for diluted (loss) earnings per share	$(265,580)	$(76,098)	$(614,661)	$337,791

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Denominator for basic and diluted (loss) earnings per share
Weighted average Class A Common Shares outstanding - Basic	306,992,963	301,876,322	303,893,880	298,311,200
Additional shares assuming exchange of all EOC Profits Units	—	—	—	828,375
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	—	—	—	2,165,692
Shares to be received under the accelerated share repurchase agreement	—	(1,236,180)	—	—
Weighted average number of shares used in computing diluted (loss) earnings per share	306,992,963	300,640,142	303,893,880	301,305,267

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) earnings per share
Basic (loss) earnings per share from continuing operations	$(0.44)	$(0.22)	$(0.60)	$1.15
Basic (loss) earnings per share from discontinued operations	(0.42)	(0.01)	(1.42)	(0.01)
Basic	(0.86)	(0.23)	(2.02)	1.14

Diluted (loss) earnings per share from continuing operations	(0.44)	(0.24)	(0.60)	1.13
Diluted (loss) earnings per share from discontinued operations	(0.42)	(0.01)	(1.42)	(0.01)
Diluted	(0.86)	(0.25)	(2.02)	1.12

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Securities that are anti-dilutive for the period
Stock Options	4,018,845	4,094,349	4,018,845	4,094,349
Unvested RSUs	8,209,150	8,708,363	8,209,150	2,243,987
Manager LLC Units	20,139,974	22,615,094	20,139,974	22,615,094
EOC Common Units	124,911,004	133,522,244	124,911,004	133,149,753
EOC Profits Interest & Phantom Units	15,509,785	15,520,567	15,509,785	—
Redeemable Non-Controlling Interests	—	—	3,925,903	5,860,749
Accelerated share repurchase agreement	—	—	—	(412,060)

15.
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

In accordance with Accounting Standards Codification Topic 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate ("AETR"). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items, if any, that are noted in the relevant period. In accordance with the authoritative guidance for accounting for income taxes in interim periods, the Company computed its income tax provision for the three and nine months ended September 30, 2024 and 2023 based upon the AETR. The nine months ended September 30, 2024 also includes a discrete item for the Zuffa legal settlement (Note 18).

The provision for income taxes from continuing operations for the three months ended September 30, 2024 and 2023 is $113.8 million and $20.9 million, respectively, based on pretax loss of $(67.3) million and $(93.4) million, respectively. The continuing operations effective tax rate is (169.0)% and (22.3)% for the three months ended September 30, 2024 and 2023, respectively. The tax expense from continuing operations for the three months ended September 30, 2024 is primarily due to the effects of reporting discontinued operations, effects related to the Company's mix of earnings, and foreign withholding taxes not based on income, resulting in a negative AETR. For the same period in 2023, the tax expense from continuing operations is primarily due to a dividend received from a subsidiary, the effects related to the Company's mix of earnings, and the acquisition of WWE in 2023.

The (benefit from) provision for income taxes from continuing operations for the nine months ended September 30, 2024 and 2023 is $(93.1) million and $195.5 million, respectively, based on pretax (loss) income of $(373.5) million and $806.1 million, respectively. The continuing operations effective tax rate is 24.9% and 24.3% for the nine months ended September 30, 2024 and 2023, respectively. The tax benefit from continuing operations for the nine months ended September 30, 2024 is primarily due to the Zuffa legal settlement of $375.0 million that resulted in a $77.7 million discrete benefit, the effects of reporting discontinued operations, effects related to the Company's mix of earnings, and foreign withholding taxes not based on income, resulting in a negative AETR. For the same period in 2023, the tax expense from continuing operations is primarily driven by the gain on sale of the Academy.

Any tax balances reflected on the September 30, 2024 balance sheet will be adjusted accordingly to reflect the actual financial results for the year ending December 31, 2024.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state and local income taxes, withholding taxes in foreign jurisdictions that are not based on net income, and income subject to tax in foreign jurisdictions which differ from the U.S. federal statutory income tax rate.

As of September 30, 2024 and December 31, 2023, the Company had unrecognized tax benefits of $56.0 million and $50.9 million, respectively, for which it is unable to make a reasonable and reliable estimate of the period in which these liabilities will be settled with the respective tax authorities.

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

Discontinued Operations

The (benefit from) provision for income taxes from discontinued operations provision for the three months ended September 30, 2024 and 2023 is $(208.2) million and $9.1 million, respectively, based on pretax (loss) income from discontinued operations of $(442.1) million and $10.1 million, respectively. The discontinued operations effective tax rate is 47.1% and 90.1% for the three months ended September 30, 2024 and 2023, respectively. The provision for income taxes from discontinued operations for the nine months ended September 30, 2024 and 2023 is $(24.0) million and $10.4 million, respectively, based on pretax (loss) income from discontinued operations of $(710.7) million and $8.9 million, respectively. The effective tax rate is 3.4% and 116.4% for the nine months ended September 30, 2024 and 2023, respectively. The (benefit from) provision for income taxes from discontinued operations reflects the application of the "with and without" approach to allocating income taxes between continuing and discontinued operations consistent with the general intraperiod tax allocation requirements.

Other Matters

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA, in addition to other provisions, creates a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income for applicable corporations. The CAMT is effective for tax years beginning after December 31, 2022. For the three and nine months ended September 30, 2024 and the year ended December 31, 2023, the Company is not subject to CAMT and will continue to assess the potential tax effects of the CAMT on the Company's consolidated financial statements.

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

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO ("TRA Holders"). The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes (determined by using certain assumptions), or in some cases is deemed to realize, as a result of the following attributes: (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRA, (iii) deductions attributable to imputed interest pursuant to the TRA and (iv) other tax attributes (including existing tax basis) allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions. As of September 30, 2024, the Company has a TRA liability of approximately $869.0 million, after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

16.
REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$408,816	$88,963	$—	$497,779
Technology platforms and services	—	12,874	—	12,874
Media production, distribution and content	14,175	87,144	47,097	148,416
Events and performance	272,827	710,780	—	983,607
Talent representation and licensing	39,387	—	302,101	341,488
Marketing	—	—	80,009	80,009
Eliminations	—	—	—	(32,383)
Total	$735,205	$899,761	$429,207	$2,031,790

	Nine Months Ended September 30, 2024
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$1,274,891	$308,498	$—	$1,583,389
Technology platforms and services	—	36,744	—	36,744
Media production, distribution and content	18,266	205,676	170,608	394,550
Events and performance	895,629	1,565,961	—	2,461,590
Talent representation and licensing	125,905	—	771,979	897,884
Marketing	—	—	243,377	243,377
Eliminations	—	—	—	(74,826)
Total	$2,314,691	$2,116,879	$1,185,964	$5,542,708

	Three Months Ended September 30, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$261,545	$88,002	$—	$349,547
Technology platforms and services	—	13,996	—	13,996
Media production, distribution and content	1,180	82,648	71,591	155,419
Events and performance	195,575	182,418	—	377,993
Talent representation and licensing	21,448	—	227,389	248,837
Marketing	—	—	86,639	86,639
Eliminations	—	—	—	(12,884)
Total	$479,748	$367,064	$385,619	$1,219,547

	Nine Months Ended September 30, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$632,277	$323,116	$—	$955,393
Technology platforms and services	—	43,478	—	43,478
Media production, distribution and content	4,816	216,656	221,164	442,636
Events and performance	486,444	1,175,678	—	1,662,122
Talent representation and licensing	49,588	—	654,741	704,329
Marketing	—	—	241,103	241,103
Eliminations	—	—	—	(27,888)
Total	$1,173,125	$1,758,928	$1,117,008	$4,021,173

In the three months ended September 30, 2024 and 2023, there was revenue recognized of $19.3 million and $16.2 million, respectively, from performance obligations satisfied in prior periods. In the nine months ended September 30, 2024 and 2023, there was revenue recognized of $43.9 million and $39.3 million, respectively, from performance obligations satisfied in prior periods.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of September 30, 2024 (in thousands). The transaction price related to these future obligations does not include any variable consideration or fees associated with contracts with opt-out provisions.

Years Ending December 31,
Remainder of 2024	$622,389
2025	2,832,563
2026	1,659,409
2027	1,477,133
2028	1,322,743
Thereafter	1,423,983
$9,338,220

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

The following table presents the Company’s contract liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

Description	December 31, 2023	Additions	Deductions	Foreign Exchange	September 30, 2024
Deferred revenue - current	$802,344	$2,378,639	$(2,673,440)	$2,211	$509,754
Deferred revenue - noncurrent	$18,915	$33,864	$(3,857)	$57	$48,979

17.
SEGMENT INFORMATION

As a result of the Company's SD&T segment being presented as discontinued operations (Note 4), the Company has three reportable segments in its continuing operations as of September 30, 2024: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the "Corporate" group. The profitability measure employed by the Company’s chief operating decision maker for allocating resources and assessing operating performance is Adjusted EBITDA. Segment information is presented consistently with the basis for the year ended December 31, 2023, except for the classification of the SD&T segment as discontinued operations. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Owned Sports Properties	$735,205	$479,748	$2,314,691	$1,173,125
Events, Experiences & Rights	899,761	367,064	2,116,879	1,758,928
Representation	429,207	385,619	1,185,964	1,117,008
Eliminations	(32,383)	(12,884)	(74,826)	(27,888)
Total consolidated revenue	$2,031,790	$1,219,547	$5,542,708	$4,021,173

Reconciliation of segment profitability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Owned Sports Properties	$315,474	$237,417	$1,037,273	$602,322
Events, Experiences & Rights	(67,970)	29,846	(40,804)	214,420
Representation	124,917	96,325	297,502	287,680
Corporate and other	(94,823)	(77,448)	(255,054)	(230,195)
Adjusted EBITDA	277,598	286,140	1,038,917	874,227
Reconciling items:
Equity losses (earnings) of affiliates	1,763	(1,846)	(469)	2,594
Interest expense, net	(108,134)	(82,271)	(302,531)	(257,811)
Depreciation and amortization	(135,524)	(66,602)	(416,556)	(171,715)
Equity-based compensation expense	(50,831)	(61,441)	(162,559)	(200,984)
Merger, acquisition and earn-out costs	(33,849)	(76,032)	(91,031)	(105,770)
Certain legal costs	(6,790)	(8,322)	(26,622)	(12,233)
Legal settlement	(40,000)	—	(375,000)	—
Restructuring, severance and impairment	(5,362)	(48,852)	(65,776)	(70,788)
Fair value adjustment - equity investments	(63)	148	37	929
Net gain on sale of the Academy business	—	—	—	736,978
Tax receivable agreement liability adjustment	(16)	(20,297)	(2,460)	(7,779)
Other	33,889	(14,014)	30,555	18,437
(Loss) income from continuing operations before income taxes and equity losses of affiliates	$(67,319)	$(93,389)	$(373,495)	$806,085

18.
COMMITMENTS AND CONTINGENCIES

Claims and Litigation

The Company is involved in legal proceedings, claims and governmental investigations arising in the normal course of business. The types of allegations that arise in connection with such legal proceedings vary in nature, but can include, among others, contract, employment, tax and intellectual property matters. The Company evaluates all cases and records liabilities for losses from legal proceedings when the Company determines that it is probable that the outcome will be unfavorable and the amount, or potential range, of loss can be reasonably estimated. While any outcome related to litigation or such governmental proceedings cannot be predicted with certainty, management believes that the outcome of these matters, except as otherwise may be discussed below, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On April 12, 2024, purported stockholder Handelsbanken Fonder AB (“Handelsbanken”) filed a verified class action complaint on behalf of itself and similarly situated Endeavor stockholders in the Court of Chancery of the State of Delaware, captioned Handelsbanken Fonder AB v. Endeavor Group Holdings, Inc., C.A. No. 2024-0391 ("Handelsbanken Action"), and filed a Motion for Expedited Proceedings ("Motion"). The Handelsbanken Action names as defendants the Company and certain of its affiliates, members of the Company’s board of directors, Mark Shapiro, Silver Lake and certain of its affiliates, Wildcat EGH Holdco, L.P., Wildcat Opco Holdco, L.P., The Ariel Z. Emanuel Living Trust, dated November 13, 2017, and The Patrick Whitesell Revocable Trust, dated May 31, 2019, and alleges breach of charter, tortious interference, breach of fiduciary duty, and aiding and abetting claims arising from the Company’s proposed transaction with Silver Lake. The Court held a hearing on Handelsbanken's Motion on May 6, 2024, during which the Court determined that a ruling on the Motion, if any, should come after the deadline for certain officers and directors to make stock rollover elections, which deadline is ninety days after the date of each of the rollover agreements, dated April 2, 2024. Following the stock rollover elections and limited discovery, on October 28, 2024, counsel for Handelsbanken withdrew the Motion. The Company additionally received multiple requests from purported stockholders seeking certain books and records in connection with the Company’s proposed transaction with Silver Lake under Section 220 of the Delaware General Corporation Law.

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the "Le" case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the "Johnson" case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017 to the present and alleged substantially similar claims to the Le case and sought injunctive relief. On March 13, 2024, TKO OpCo, and certain of its affiliates, including Endeavor, reached an agreement to settle all claims asserted in both class action lawsuits (Le and Johnson) for an aggregate amount of $335.0 million payable by TKO and its subsidiaries, which was submitted to the court for preliminary approval. On July 30, 2024, following the court's hearings on plaintiff's submission to approve the settlement, the court issued an order denying the motion for preliminary approval of the settlement agreement. On September 26, 2024, following the court's denial of an earlier proposed settlement agreement, TKO OpCo reached an agreement with the plaintiffs to settle all claims asserted in the Le case for an aggregate amount of $375.0 million payable in installments over an agreed-upon period of time (the "Updated Settlement Agreement"). The terms of the Updated Settlement Agreement have been memorialized in a long form agreement, which was preliminarily approved by the court on October 22, 2024. In connection with the proposed settlement agreements, the Company recorded charges of $40.0 million and $375.0 million during the three and nine months ended September 30, 2024, respectively, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations. The Company paid $125.0 million of the aggregate $375.0 million settlement amount into escrow in late October 2024 shortly following receipt of preliminary approval in accordance with the terms of the Updated Settlement Agreement. The Company expects to make two payments covering the remaining $250.0 million in 2025.The Company anticipates that the settlement amount will be deductible for tax purposes. A motion to dismiss Endeavor from the Johnson action remains pending and no trial date has been set.

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

On November 17, 2023, a purported former stockholder of WWE, Laborers' District Council and Contractors' Pension Fund of Ohio ("Laborers"), filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware ("Delaware Court"), captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”). On November 20, 2023, another purported former WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Delaware Court, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Vincent K. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III (collectively, the "Individual Defendants"), arising out of the TKO Transactions. On April 24, 2024, the City of Pontiac Reestablished General Employees' Retirement System (“Pontiac”), a purported former stockholder of WWE, filed another verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Delaware Court captioned City of Pontiac Reestablished General Employees’ Retirement System v. McMahon, C.A. No. 2024-0432 (“Pontiac Action”). The Pontiac Action similarly alleges breach of fiduciary duty claims against the Individual Defendants and added claims against WWE and TKO for denying stockholders their appraisal rights under the General Corporation Law of the State of Delaware ("DGCL") § 262, as well as claims against the Company for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating the Laborers, Palkon, and Pontiac actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). On August 8, 2024, the Delaware Court appointed the Laborers and Palkon plaintiffs as co-lead plaintiffs, and the co-lead plaintiffs subsequently designated the Palkon complaint as operative. As a result, the Company, WWE and TKO are no longer defendants. On October 24, 2024, the Delaware Court entered a stipulation dismissing all claims against Messrs. Koonin and Riddick, who, therefore, are no longer defendants.

19.
RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Other current assets	$26,167	$11,837
Investments	3,673	3,322
Other assets	30,000	33,454
Deferred revenue	64	1,446
Other current liabilities	4,543	3,347
Current liabilities of discontinued operations	4,463	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$10,020	$5,940	$55,969	$35,946
Direct operating costs	2,250	3,486	7,460	7,793
Selling, general and administrative expenses	838	702	8,177	3,250
Other expense, net	—	—	—	(5,254)
Loss from discontinued operations	(1,699)	—	(12,687)	(4,314)

As of September 30, 2024, the Company has an equity-method investment in Euroleague, a related party. For the three and nine months ended September 30, 2024 and 2023, the Company recognized revenue of $0.1 million, $5.6 million, $0.1 million and $6.0 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights, which is included in the Owned Sports Properties segment. Also, for the three and nine months ended September 30, 2024 and 2023, the Company recognized revenue of $0.2 million, $6.9 million, less than $0.1 million and $6.5 million, respectively, for production services provided to Euroleague, which is included in the Events, Experiences & Rights segment. The Company incurred direct operating costs of $0.4 million, $7.5 million, $0.1 million and $4.5 million for services provided by the Euroleague during the three and nine months ended September 30, 2024 and 2023, respectively, which are primarily related to the Sports Data & Technology segment and are recorded in the (loss) income from discontinued operations. As of September 30, 2024 and December 31, 2023, the Company

had a receivable due from Euroleague of $15.1 million and $7.7 million, respectively, and a payable due to Euroleague of $5.4 million and none, respectively. The majority of the payable was included in current liabilities of discontinued operations in the consolidated balance sheet.

As of September 30, 2024 the Company has an equity method investment in Fifth Season, a related party. For the three and nine months ended September 30, 2024 and 2023, the Company recognized revenue of $0.6 million, $20.2 million, $0.9 million and $1.3 million, respectively, for production services, which are primarily included in the Representation segment. As of September 30, 2024 and December 31, 2023, the Company had a receivable due from Fifth Season of $3.4 million and $1.0 million, respectively, and a payable due to Fifth Season of $0.2 million and $1.2 million, respectively. In June 2023, the Company provided a loan of $30.0 million to Fifth Season, which is recorded in other assets in the consolidated balance sheet. The loan matures in 2026.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the three and nine months ended September 30, 2024 and 2023, the Company recorded expenses of none, $3.0 million, none and $10.8 million, respectively, in transaction costs with Raine for investment banking services in connection with the sale of certain businesses. In addition, during three and nine months ended September 30, 2024 and 2023, the Company invested none, $0.3 million, none and $1.2 million, respectively, in non-marketable funds maintained by Raine that are recorded as investments in the consolidated balance sheet.

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes (determined by using certain assumptions), or in some cases is deemed to realize as a result of certain attributes (Note 15). As of September 30, 2024 and December 31, 2023, the Company had $869.0 million and $990.5 million recorded, respectively, of which $298.6 million and $362.8 million, respectively, is due to related parties.

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

As of December 31, 2023, total liabilities of $1.5 million are included within accrued expenses in our consolidated balance sheet related to future payments owed by Mr. McMahon to certain counterparties. During the nine months ended September 30, 2024, Mr. McMahon made payments of $1.5 million associated with these liabilities to certain counterparties directly. Since these liabilities existed when Mr. McMahon controlled a significant portion of the voting power of TKO’s common stock, these payments are considered non-cash capital contributions and are included as principal stockholder contributions in our consolidated statements of stockholders’ equity.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse TKO for additional costs incurred in connection with and/or arising from the same matters.

20. SUBSEQUENT EVENTS

In October 2024, the Company entered into an agreement with TKO and TKO OpCo, pursuant to which TKO OpCo will acquire Professional Bull Riders, OL, and certain of the IMG businesses for total consideration of $3.25 billion, based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024 (the "TKO Asset Acquisition"). Upon completion of the TKO Asset Acquisition, the Company will receive approximately 26.1 million common units of TKO OpCo and will subscribe for an equal number of shares of TKO Class B common stock, at which point the Company expects to own approximately 59% of TKO, with the other existing TKO shareholders owning the remaining 41%. The TKO Asset Acquisition is also subject to purchase price adjustments to be settled in cash and equity. The TKO Asset Acquisition is expected to close in the first half of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of required regulatory approvals and the affirmative vote of holders of a majority of the voting power of TKO common stock in favor of adopting the transaction agreement (which has been satisfied by delivery of a written consent by such stockholders). The TKO Asset Acquisition will be accounted for as a common control transaction between the companies.

In October 2024, the Company commenced a review and potential sale of certain assets within its events portfolio, including but not limited to the Miami Open and the Madrid Open tennis tournaments and art platform, Frieze. The Company has not set a deadline or definitive timetable for the completion of this review process, and there can be no assurance that the review will result in any specific action.

In October 2024, TKO announced that its board of directors has authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend program pursuant to which holders of TKO Class A common stock will receive their pro rata share of $75.0 million expected quarterly distributions to be made by TKO OpCo. TKO will determine at its discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and TKO is not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within approximately three to four years and may be modified, suspended, or discontinued at any time. TKO's dividend will be paid quarterly to holders of TKO Class A common stock. TKO intends to begin making quarterly cash dividend payments on March 31, 2025. Future declarations of quarterly dividends are subject to the determination and discretion of TKO based on its consideration of various factors, such as its results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that TKO deems relevant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and with our audited financial statements and related notes included in our Current Report on Form 8-K dated September 20, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. "Risk Factors" of our 2023 Annual Report or in other sections of the 2023 Annual Report, our Current Report on Form 8-K dated September 20, 2024, and this Quarterly Report.

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

The Merger Agreement also includes certain covenants of the Company Entities, including with respect to sales of certain specified assets of the Company (see below) (other than with respect to TKO and the agency representation business of WME), the declaration and payment of quarterly dividends, and non-solicitation of alternative acquisition proposals, as well as other customary representations, warranties and covenants by Company Entities, the Parent Entities and the Merger Subs.

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

Asset dispositions

In October 2024, we entered into an agreement with TKO and TKO OpCo, pursuant to which TKO OpCo will acquire Professional Bull Riders ("PBR"), On Location, and certain of the IMG businesses for total consideration of $3.25 billion, based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024 (the "TKO Asset Acquisition"). Upon completion of the TKO Asset Acquisition, we will receive approximately 26.1 million common units of TKO OpCo and will subscribe for an equal number of shares of TKO Class B common stock, at which point we expect to own approximately 59% of TKO, with the other existing TKO shareholders owning the remaining 41%. The TKO Asset Acquisition is also subject to purchase price adjustments to be settled in cash and equity. The TKO Asset Acquisition is expected to close in the first half of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of required regulatory approvals and the affirmative vote of holders of a majority of the voting power of TKO common stock in favor of adopting the transaction agreement (which has been satisfied by delivery of a written consent by such stockholders). The TKO Asset Acquisition will be accounted for as a common control transaction between the companies.

In October 2024, we commenced a review and potential sale of certain assets within our events portfolio, including but not limited to the Miami Open and the Madrid Open tennis tournaments and art platform, Frieze. We have not set a deadline or definitive timetable for the completion of this review process, and there can be no assurance that the review will result in any specific action.

Segments

As a result of our Sports Data & Technology ("SD&T") segment being presented as discontinued operations (see Note 4, "Discontinued Operations" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail), we operate our business in three reportable segments in our continuing operations as of September 30, 2024: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; and (iii) Representation.

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

Sports Data & Technology

The SD&T segment includes OpenBet, which specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre. As contemplated in the Merger Agreement with Silver Lake, which was executed in April 2024, we initiated a process to sell certain of our businesses. During the second quarter of 2024, we began to actively market the businesses comprising our SD&T segment. As a result, the assets and liabilities are considered held for sale, and we determined the SD&T segment continued to meet the definition of a discontinued operation in the quarter ended September 30, 2024; and, as such, we have recast our financial statements to present the SD&T segment as discontinued operations.

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

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$2,031,790	$1,219,547	$5,542,708	$4,021,173
Operating expenses:
Direct operating costs	1,097,631	431,076	2,630,435	1,618,563
Selling, general and administrative expenses	791,650	671,505	2,596,795	1,884,568
Depreciation and amortization	135,524	66,602	416,556	171,715
Impairment charges	—	28,196	—	28,196
Total operating expenses	2,024,805	1,197,379	5,643,786	3,703,042
Operating income (loss) from continuing operations	6,985	22,168	(101,078)	318,131
Other (expense) income:
Interest expense, net	(108,134)	(82,271)	(302,531)	(257,811)
Tax receivable agreement liability adjustment	(16)	(20,297)	(2,460)	(7,779)
Other income (expense), net	33,846	(12,989)	32,574	753,544
(Loss) income from continuing operations before income taxes and equity losses of affiliates	(67,319)	(93,389)	(373,495)	806,085
Provision for (benefit from) income taxes	113,774	20,853	(93,129)	195,521
(Loss) income from continuing operations before equity losses of affiliates	(181,093)	(114,242)	(280,366)	610,564
Equity losses of affiliates, net of tax	(5,219)	(2,748)	(10,315)	(22,291)
(Loss) income from continuing operations, net of tax	(186,312)	(116,990)	(290,681)	588,273
(Loss) income from discontinued operations, net of tax	(234,050)	1,006	(686,924)	(1,467)
Net (loss) income	(420,362)	(115,984)	(977,605)	586,806
Less: Net (loss) income attributable to non-controlling interests	(155,693)	(46,776)	(361,078)	244,809
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(264,669)	$(69,208)	$(616,527)	$341,997

Revenue

Revenue increased $812.2 million, or 66.6%, to $2,031.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

•
Owned Sports Properties increased by $255.5 million, or 53.2%. WWE, which was acquired in September 2023, contributed $275 million to the increase. At PBR, the increase was driven by a new media deal as well as increases in ticket sales and team related revenue from the addition of two teams. This increase was partially offset by decreases at the UFC driven by lower media rights and live event revenue from holding one fewer numbered event and two fewer fight night events compared to the prior period, partially offset by increased sponsorships.
•
Events, Experiences & Rights increased by $532.7 million, or 145.1%. The increase was primarily driven by higher events and performance revenue due to the Paris Olympics and an increase in media rights and production.
•
Representation increased by $43.6 million, or 11.3%. The increase was primarily driven by growth in our agency business in talent and music, partially offset by a decrease in our non-scripted business.

Revenue increased $1,521.5 million, or 37.8%, to $5,542.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

•
Owned Sports Properties increased by $1,141.6 million, or 97.3%. WWE, which was acquired in September 2023, contributed $1,048 million to the increase. At the UFC, the increase was driven by an increase in live event revenue, higher site fees, and sponsorships, partially offset by a net decrease in media rights fees from holding fewer events compared to the prior period and increases in contractual revenues. Additionally, at PBR, the increase was driven by a new media deal and an increase in team related revenue, sponsorships and ticket sales.
•
Events, Experiences & Rights increased by $358.0 million, or 20.4%. The increase was primarily driven by higher events and performance revenue due to increases from the Paris Olympics, Super Bowl, the Miami Open, the Madrid Open and growth from new and other existing events, partially offset by the sale of the Academy in June 2023. This increase was partially offset by a reduction in media rights revenue, primarily due to the biennial Arabian Gulf Cup held in January 2023 and set to take place in December 2024 as well as a decrease in media production revenue primarily due to lost business and timing of events.
•
Representation increased by $69.0 million, or 6.2%. The increase was primarily driven by growth in our agency business in music, talent, and sports as well as an increase in our marketing business. These increases were partially offset by decreases in our non-scripted, fashion and licensing businesses.

Direct operating costs

Direct operating costs increased $666.6 million, or 154.6%, to $1,097.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase of $608 million in connection with the Paris Olympics and other event revenue increases mentioned above as well as $75 million related to WWE, which was acquired in September 2023. These increases were partially offset by the decrease in connection with the non-scripted revenue decline mentioned above.

Direct operating costs increased $1,011.9 million, or 62.5%, to $2,630.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $731 million in connection with the Paris Olympics and other event revenue increases mentioned above as well as $307 million related to WWE, which was acquired in September 2023. These increases were partially offset by the decrease in connection with the non-scripted revenue decline mentioned above and the sale of the Academy in June 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $120.1 million, or 17.9%, to $791.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was principally due to the inclusion of WWE; a net increase at UFC due to the increase of $40.0 million for the settlement of the UFC class action lawsuit as well as higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions, partially offset by professional advisor costs, bonuses and restructuring charges, including equity-based compensation expense, incurred in 2023 related to the TKO Transactions; cost of personnel other than TKO driven by growth in other businesses and the Olympics' related investment; and professional service costs, which includes our evaluation and execution of strategic alternatives.

Selling, general and administrative expenses increased $712.2 million, or 37.8%, to $2,596.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was principally due to the settlement of the UFC class action lawsuit in the amount of $375.0 million; the inclusion of WWE, as well as higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions; cost of personnel other than TKO driven by growth in other businesses and the Olympics' related investment; and professional service costs, which includes our evaluation and execution of strategic alternatives, partially offset by the sale of the Academy.

Depreciation and amortization

Depreciation and amortization increased $68.9 million, or 103.5%, to $135.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Depreciation and amortization increased $244.8 million, or 142.6%, to $416.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase for both periods was primarily driven by intangibles acquired through acquisitions partially offset by certain intangible assets becoming fully amortized.

Impairment charges

Impairment charges of $28.2 million for the three and nine months ended September 30, 2023 related to goodwill and intangibles in our Events, Experiences & Rights segment.

Interest expense, net

Interest expense, net increased $25.9 million, or 31.4% to $108.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest expense, net increased $44.7 million, or 17.3% to $302.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase for both periods was primarily driven by higher interest rates offset by lower indebtedness, interest on payments under the TRA, and interest expense for finance leases acquired in the WWE acquisition.

Tax receivable agreement liability adjustment

For the three and nine months ended September 30, 2024 and 2023, we recorded adjustments of less than $(0.1) million, $(20.3) million, $(2.5) million and $(7.8) million, respectively, for the tax receivable agreement liability. which related to a change in estimates related to future TRA payments.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2024 was $33.8 million of income compared to $13.0 million of expense for the three months ended September 30, 2023. The income for the three months ended September 30, 2024 primarily included $21 million for foreign currency transaction gains, $6 million of gains from the sales of investments, and $3 million of gains for the change in the fair value of forward foreign exchange contracts. The expense for the three months ended September 30, 2023 primarily included $14 million for foreign currency transaction losses.

Other income (expense), net for the nine months ended September 30, 2024 was $32.6 million of income compared to $753.5 million of income for the nine months ended September 30, 2023. The income for the nine months ended September 30, 2024 primarily included $14 million for foreign currency transaction gains, $7 million of gains from the sales of investments, $3 million of gains due to the change in the fair value of embedded foreign currency derivatives and $2 million of gains for the change in fair value of forward foreign exchange contracts. The income for the nine months ended September 30, 2023 primarily included net gains of $743.1 million from the sales of certain businesses, of which $737.0 million was from the sale of our Academy business, $3 million of gains for the change in the fair value of forward foreign exchange contracts and $2 million of gains from changes in the fair value of equity investments.

Provision for (benefit from) income taxes

For the three months ended September 30, 2024, we recorded a provision for income taxes from continuing operations of $113.8 million compared to a provision for income taxes from continuing operations of $20.9 million for the three months ended September 30, 2023. The tax expense from continuing operations for the three months ended September 30, 2024 is primarily due to the effects of reporting discontinued operations, effects related to our mix of earnings, and foreign withholding taxes not based on income, resulting in a negative annual effective income tax rate ("AETR"). For the same period in 2023, the tax expense from continuing operations is primarily due to a dividend received from a subsidiary, the effects related to our mix of earnings and the acquisition of WWE in 2023.

For the nine months ended September 30, 2024, we recorded a benefit from income taxes from continuing operations of $(93.1) million compared to a provision for income taxes from continuing operations of $195.5 million for the nine months ended September 30, 2023. The tax benefit from continuing operations for the nine months ended September 30, 2024 is primarily due to the Zuffa legal settlement of $375.0 million that resulted in a $77.7 million discrete benefit, the effects of reporting discontinued operations, effects related to our mix of earnings, and foreign withholding taxes not based on income, resulting in a negative AETR. For the same period in 2023, the tax expense from continuing operations is primarily driven by the gain on sale of the Academy.

Equity losses of affiliates, net of tax

Equity losses of affiliates increased $2.5 million to $5.2 million and decreased $12.0 million to $10.3 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The losses primarily related to our investment in Fifth Season.

(Loss) income from discontinued operations, net of tax

(Loss) income from discontinued operations, net of tax for the three months ended September 30, 2024 was $234.1 million of loss compared to $1.0 million of income for the three months ended September 30, 2023. (Loss) income from discontinued operations, net of tax for the nine months ended September 30, 2024 was $686.9 million of loss compared to $1.5 million of loss for the nine months ended September 30, 2023. The loss for the three months ended September 30, 2024 related primarily to the write-down of the SD&T segment's carrying value to its estimated fair value less costs to sell of $420.1 million, partially offset by the benefit for income taxes of $(208.2) million. The loss for the nine months ended September 30, 2024 related primarily to the write-down of the SD&T segment's carrying value to its estimated fair value less costs to sell of $434.1 million and the goodwill impairment charges of $205.9 million, partially offset by the benefit for income taxes of $(24.0) million. Subsequent changes to the carrying value or the estimated fair value less costs to sell may result in additional losses in the future.

Net (loss) income attributable to non-controlling interests

Net loss attributable to non-controlling interests was $155.7 million for the three months ended September 30, 2024 compared to net loss attributable to non-controlling interests of $46.8 million for the three months ended September 30, 2023. The change was primarily driven by the significant loss from discontinued operations recorded in the three months ended September 30, 2024.

Net loss attributable to non-controlling interests was $(361.1) million for the nine months ended September 30, 2024 compared to net income to non-controlling interests of $244.8 million for the nine months ended September 30, 2023. The change was primarily due to the change in the amount of reported net loss for the nine months ended September 30, 2024, driven primarily by the loss from discontinued operations, versus the reported net income for the nine months ended September 30, 2023, which included the gain on the sale of the Academy.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue:
Owned Sports Properties	$735,205	$479,748	$2,314,691	$1,173,125
Events, Experiences & Rights	899,761	367,064	2,116,879	1,758,928
Representation	429,207	385,619	1,185,964	1,117,008
Eliminations	(32,383)	(12,884)	(74,826)	(27,888)
Total Revenue	$2,031,790	$1,219,547	$5,542,708	$4,021,173
Adjusted EBITDA:
Owned Sports Properties	$315,474	$237,417	$1,037,273	$602,322
Events, Experiences & Rights	(67,970)	29,846	(40,804)	214,420
Representation	124,917	96,325	297,502	287,680
Corporate and other	(94,823)	(77,448)	(255,054)	(230,195)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Revenue	$735,205	$479,748	$2,314,691	$1,173,125
Direct operating costs	$242,954	$151,144	$746,113	$372,668
Selling, general and administrative expenses	$173,636	$89,218	$529,345	$196,922
Adjusted EBITDA	$315,474	$237,417	$1,037,273	$602,322
Adjusted EBITDA margin	42.9%	49.5%	44.8%	51.3%

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenue for the three months ended September 30, 2024 increased $255.5 million, or 53.2%, to $735.2 million, compared to the three months ended September 30, 2023. WWE, which was acquired in September 2023, contributed $275 million to the increase. PBR revenue increased $23 million primarily due to a new media deal as well as increases in ticket sales and team related revenue from the addition of two teams. UFC revenue decreased $43 million, which was due to lower media rights and live event revenue from holding one fewer numbered event and two fewer fight night events compared to the prior period, partially offset by increased sponsorships.

Direct operating costs for the three months ended September 30, 2024 increased $91.8 million, or 60.7%, to $243.0 million, compared to the three months ended September 30, 2023. The acquisition of WWE in September 2023 contributed $75 million to the increase. PBR costs increased $13 million driven by the growth in revenue.

Selling, general and administrative expenses for the three months ended September 30, 2024 increased $84.4 million, or 94.6%, to $173.6 million, compared to the three months ended September 30, 2023. The increase was primarily attributable to the inclusion of WWE, which was acquired in September 2023, as well as higher cost of personnel, travel expenses and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions.

Adjusted EBITDA for the three months ended September 30, 2024 increased $78.1 million, or 32.9%, to $315.5 million, compared to the three months ended September 30, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by increases in direct operating costs and selling, general and administrative expenses.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenue for the nine months ended September 30, 2024 increased $1,141.6 million, or 97.3%, to $2,314.7 million, compared to the nine months ended September 30, 2023. WWE, which was acquired in September 2023, contributed $1,048 million to the increase. UFC revenue increased $53 million, which was due to an increase in live event revenue, higher site fees, and sponsorships, partially offset by a net decrease in media rights fees from holding fewer events compared to the prior period and increases in contractual revenues. PBR revenue increased $41 million primarily due to a new media deal and an increase in team related revenue, sponsorships and ticket sales.

Direct operating costs for the nine months ended September 30, 2024 increased $373.4 million, or 100.2%, to $746.1 million, compared to the nine months ended September 30, 2023. The acquisition of WWE in September 2023 contributed $307 million to the increase. UFC costs increased $32 million and PBR costs increased $29 million driven by the growth in revenue.

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased $332.4 million, or 168.8%, to $529.3 million, compared to the nine months ended September 30, 2023. The increase was primarily attributable to the inclusion of WWE, which was acquired in September 2023, as well as higher cost of personnel, travel expenses and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions.

Adjusted EBITDA for the nine months ended September 30, 2024 increased $435.0 million, or 72.2%, to $1,037.3 million, compared to the nine months ended September 30, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by increases in direct operating costs and selling, general and administrative expenses.

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Revenue	$899,761	$367,064	$2,116,879	$1,758,928
Direct operating costs	$822,458	$217,395	$1,720,576	$1,068,789
Selling, general and administrative expenses	$150,418	$124,447	$444,554	$484,733
Adjusted EBITDA	$(67,970)	$29,846	$(40,804)	$214,420
Adjusted EBITDA margin	-7.6%	8.1%	-1.9%	12.2%

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenue for the three months ended September 30, 2024 increased $532.7 million, or 145.1%, to $899.8 million, compared to the three months ended September 30, 2023. Events and performance revenue increased $528 million primarily driven by the Paris Olympics. The increase was also driven by growth in media rights and production.

Direct operating costs for the three months ended September 30, 2024 increased $605.1 million, or 278.3%, to $822.5 million, compared to the three months ended September 30, 2023. The increase was primarily due to the Paris Olympics.

Selling, general and administrative expenses for the three months ended September 30, 2024 increased $26.0 million, or 20.9%, to $150.4 million, compared to the three months ended September 30, 2023. The increase was primarily driven by increased cost of personnel and advertising related to the Olympics.

Adjusted EBITDA for the three months ended September 30, 2024 decreased $97.8 million, or 327.7%, to $(68.0) million, compared to the three months ended September 30, 2023. The decrease in Adjusted EBITDA was primarily driven by increases in direct operating costs and selling, general and administrative expenses, partially offset by an increase in revenue.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenue for the nine months ended September 30, 2024 increased $358.0 million, or 20.4%, to $2,116.9 million, compared to the nine months ended September 30, 2023. Events and performance revenue increased $390 million primarily driven by increases from the Paris Olympics, Super Bowl, the Miami Open, the Madrid Open and growth from new and other existing events, partially offset by a decrease of $181 million at the Academy due to the sale in June 2023. The increase was partially offset by a decrease of $26 million in media rights revenue, primarily due to the biennial Arabian Gulf Cup held in January 2023 and set to take place in December 2024, and in media production revenue, primarily due to lost business and timing of events.

Direct operating costs for the nine months ended September 30, 2024 increased $651.8 million, or 61.0%, to $1,720.6 million, compared to the nine months ended September 30, 2023. The increase was primarily due to the Paris Olympics, partially offset by a decrease in costs related to the sale of the Academy and declines in media rights and production revenue described above.

Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased $40.2 million, or 8.3%, to $444.6 million, compared to the nine months ended September 30, 2023. The decrease was primarily driven by $125 million due to the sale of the Academy in June 2023, partially offset by increased cost of personnel and advertising related to the Olympics.

Adjusted EBITDA for the nine months ended September 30, 2024 decreased $255.2 million, or 119.0%, to $40.8 million, compared to the nine months ended September 30, 2023. The decrease in Adjusted EBITDA was primarily driven by an increase in direct operating costs, partially offset by an increase in revenue and decreases in selling, general and administrative expenses.

Representation

The following table sets forth our Representation segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Revenue	$429,207	$385,619	$1,185,964	$1,117,008
Direct operating costs	$50,487	$72,459	$180,567	$200,317
Selling, general and administrative expenses	$252,408	$216,684	$706,574	$628,643
Adjusted EBITDA	$124,917	$96,325	$297,502	$287,680
Adjusted EBITDA margin	29.1%	25.0%	25.1%	25.8%

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenue for the three months ended September 30, 2024 increased $43.6 million, or 11.3%, to $429.2 million, compared to the three months ended September 30, 2023. The increase was primarily driven by growth in our agency business in talent and music, partially offset by a decrease in our non-scripted business.

Direct operating costs for the three months ended September 30, 2024 decreased $22.0 million, or 30.3%, to $50.5 million, compared to the three months ended September 30, 2023. The decrease was primarily attributable to the above mentioned decrease in revenue in our non-scripted business.

Selling, general and administrative expenses for the three months ended September 30, 2024 increased $35.7 million, or 16.5%, to $252.4 million, compared to the three months ended September 30, 2023. The increase was primarily driven by cost of personnel, including bonuses.

Adjusted EBITDA for the three months ended September 30, 2024 increased $28.6 million, or 29.7%, to $124.9 million, compared to the three months ended September 30, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue and decreases in direct operating costs partially offset by increases in selling, general and administrative expenses.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenue for the nine months ended September 30, 2024 increased $69.0 million, or 6.2%, to $1,186.0 million, compared to the nine months ended September 30, 2023. The increase was primarily driven by growth in our agency business in music, talent and sports, as well as an increase in our marketing business. These increases were partially offset by decreases in our non-scripted, fashion, and licensing businesses.

Direct operating costs for the nine months ended September 30, 2024 decreased $19.8 million, or 9.9%, to $180.6 million, compared to the nine months ended September 30, 2023. The decrease was primarily attributable to the decreased costs in our non-scripted and fashion businesses, partially offset by the increase in costs in our marketing business.

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased $77.9 million, or 12.4%, to $706.6 million, compared to the nine months ended September 30, 2023. The increase was primarily driven by cost of personnel, including bonuses, and increased office and travel expenses.

Adjusted EBITDA for the nine months ended September 30, 2024 increased $9.8 million, or 3.4%, to $297.5 million, compared to the nine months ended September 30, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue and a decrease in direct operating costs, partially offset by an increase in selling, general and administrative expenses.

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

The following table sets forth our results for Corporate and other for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Adjusted EBITDA	$(94,823)	$(77,448)	$(255,054)	$(230,195)

Adjusted EBITDA for the three months ended September 30, 2024 decreased $17.4 million, or 22.4%, to $(94.8) million, compared to the three months ended September 30, 2023. Adjusted EBITDA for the nine months ended September 30, 2024 decreased $24.9 million, or 10.8%, to $(255.1) million, compared to the nine months ended September 30, 2023. The decrease was primarily driven by an increase in cost of personnel.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(420,362)	(115,984)	$(977,605)	$586,806
Loss (income) from discontinued operations, net of tax	234,050	(1,006)	686,924	1,467
Provision for (benefit from) income taxes	113,774	20,853	(93,129)	195,521
Interest expense, net	108,134	82,271	302,531	257,811
Depreciation and amortization	135,524	66,602	416,556	171,715
Equity-based compensation expense (1)	50,831	61,441	162,559	200,984
Merger, acquisition and earn-out costs (2)	33,849	76,032	91,031	105,770
Certain legal costs (3)	6,790	8,322	26,622	12,233
Legal settlement (4)	40,000	—	375,000	—
Restructuring, severance and impairment (5)	5,362	48,852	65,776	70,788
Fair value adjustment - equity investments (6)	63	(148)	(37)	(929)
Equity method losses - Fifth Season (7)	3,456	4,594	10,784	19,697
Net gain on sale of the Academy business (8)	—	—	—	(736,978)
Tax receivable agreement liability adjustment (9)	16	20,297	2,460	7,779
Other (10)	(33,889)	14,014	(30,555)	(18,437)
Adjusted EBITDA	$277,598	$286,140	$1,038,917	$874,227
Net (loss) income margin	(20.7%)	(9.5%)	(17.6%)	14.6%
Adjusted EBITDA margin	13.7%	23.5%	18.7%	21.7%

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The decrease for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to awards granted at the IPO under the Endeavor Group Holdings, Inc.'s 2021 Incentive Award Plan becoming fully vested partially offset by awards granted under the new TKO equity plan and the WWE plan assumed in connection with the TKO Transactions. Equity-based compensation was recognized in all segments and Corporate for three and nine months ended September 30, 2024 and 2023.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the three months ended September 30, 2024 primarily related to professional advisor costs, and includes approximately $26 million of costs related to our execution of strategic alternatives, and related to our Representation and Owned Sports Properties segments and Corporate.

Such costs for the three months ended September 30, 2023 primarily related to professional advisor costs, which were approximately $74 million and primarily related to our Owned Sports Properties segment. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $2 million, which primarily related to our Representation segment.

Such costs for the nine months ended September 30, 2024 primarily related to professional advisor costs, which were approximately $87 million and includes approximately $62 million of costs related to our evaluation and execution of strategic alternatives, and related to our Representation and Owned Sports Properties segments and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $4 million, which primarily related to our Representation and Events, Experiences & Rights segments.

Such costs for the nine months ended September 30, 2023 primarily related to professional advisor costs, which were approximately $99 million and primarily related to our Owned Sports Properties segment and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $7 million, which primarily related to our Representation and Events, Experiences & Rights segments.

(3)
Includes costs related to certain litigation or regulatory matters in our Owned Sports Properties and Events, Experiences & Rights segments and Corporate.
(4)
Relates to a legal settlement in our Owned Sports Properties segment.
(5)
Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the three months ended September 30, 2024 primarily related to restructuring expenses in all of our segments and Corporate.

Such costs for the three and nine months ended September 30, 2023 primarily related to approximately $28 million due to the impairments of intangible assets and goodwill in our Events, Experiences & Rights segment; and approximately $21 million due to the restructuring expenses in all of our segments and Corporate.

Such costs for the nine months ended September 30, 2024 primarily related to an estimated loss of $26 million on certain assets held for sale in our Owned Sports Properties segment, the restructuring expenses in all of our segments and the impairment of an asset in our Events, Experiences & Rights segment.

Such costs for the nine months ended September 30, 2023 primarily related to approximately $28 million due to the impairments of intangible assets and goodwill in our Events, Experiences & Rights segment; a loss of approximately $9 million due to an other-than-temporary impairment for one of our equity method investments, which related to our Events, Experiences & Rights segment; and approximately $31 million due to the restructuring expenses in all of our segments and Corporate.

(6)
Includes the net change in fair value for certain equity investments with and without readily determinable fair values, based on observable price changes.
(7)
Relates to our share of losses for our investment in Fifth Season.
(8)
Relates to the gain recorded for the sale of the Academy business, net of transactions costs of $5.5 million, which were contingent on the sale closing.
(9)
For the three and nine months ended September 30, 2024 and 2023, the adjustment for the tax receivable agreement liability related to a change in estimates of future TRA payments.
(10)
For the three months ended September 30, 2024, other was comprised primarily of gains of approximately $22 million on foreign currency exchange transactions, which related to all of our segments and Corporate, gains of approximately $6 million on the sales of investments, which relates to our Events, Experiences & Rights and Representation segments, a gain of approximately $3 million related to change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate, and a gain of approximately $1 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related to our Events, Experiences & Rights segment.

For the three months ended September 30, 2023, other was comprised primarily of losses of approximately $14 million on foreign currency exchange transactions, which related to all of our segments and Corporate; a loss of approximately $3 million related to the change in the fair value of forward foreign exchange contracts, which related primarily to our Events, Experiences & Rights segment and Corporate; and a $3 million release of an indemnity reserve recorded in connection with an acquisition, which related to our Events, Experiences & Rights segment.

For the nine months ended September 30, 2024, other was comprised primarily of gains of approximately $16 million on foreign currency exchange transactions, which related to all of our segments and Corporate, gains of approximately $7 million on the sales of investments, which relates to all of our segments and Corporate, a gain of approximately $3 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related to our Events, Experiences & Rights segment, and a gain of approximately $2 million related to change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate.

For the nine months ended September 30, 2023, other was comprised primarily of a gain of approximately $3 million related to the change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate; gains of approximately $6 million on the sales of certain businesses, which relates to our Events, Experiences & Rights segment; a gain of approximately $5 million from the resolution of a contingency; and a $3 million release of an indemnity reserve recorded in connection with an acquisition, which related to our Events, Experiences & Rights segment.

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

Debt Facilities

As of September 30, 2024, we had an aggregate of $5.0 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of September 30, 2024, we had total borrowing capacity of $455 million under the Senior Credit Facilities, of which approximately $352 million was available to borrow.

Credit Facilities

As of September 30, 2024, we had borrowed an aggregate of $2.2 billion of a term loan under the Credit Facilities. The loan bears interest at a variable interest rate equal to either, at our option, Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment (as defined in the credit agreement), or the Alternate Base Rate (the "ABR") plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%, with a SOFR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loan under the Credit Facilities includes 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

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

The Credit Facilities also include a revolving credit facility which has $250.0 million of capacity with letter of credit and swingline loan sub-limits of up $20.0 million. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment, or the ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of September 30, 2024, we had $75.0 million outstanding under this revolving credit facility and outstanding letters of credit of $28.5 million. In May 2024, we entered into an amendment to extend the maturity date of this revolving credit facility from November 18, 2024 to April 2, 2025 and increased the borrowing capacity from $200.0 million to $250.0 million.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable as of September 30, 2024, as we did not utilize greater than thirty-five percent of the borrowing capacity.

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

UFC Credit Facilities

As of September 30, 2024, we had borrowed an aggregate of $2.7 billion of a first lien term loan under the UFC Credit Facilities. Borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment (as defined in the UFC credit agreement), or the ABR plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%-3.00%, depending on the First Lien Leverage Ratio, in each case with a SOFR floor of 0.75%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.75%, plus (ii) 1.75%-2.00%. The term loan under the UFC Credit Facilities includes 1.00% principal amortization payable in equal quarterly installments and mature on April 29, 2026. See Note 11, "Debt" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for further detail on the UFC Credit Facilities.

As of September 30, 2024, we have the option to borrow incremental loans in an aggregate amount equal to at least $455.0 million, subject to market demand, and may be able to borrow additional funds depending on our First Lien Leverage Ratio (as defined under the UFC Credit Facilities). The credit agreement governing the UFC Credit Facilities includes certain mandatory prepayment provisions relating to, among other things, the incurrence of additional debt.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity and letters of credit up to $40.0 million. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment or ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.75-3.00%, depending on the First Lien Leverage Ratio, in each case with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 2.50-3.00%, depending on the First Lien Leverage Ratio. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50%, based on the First Lien Leverage Ratio and Letter of Credit fees of 0.125%. As of September 30, 2024, we had no borrowings outstanding under this revolving credit facility and outstanding letters of credit of $10.0 million. In April 2024, TKO borrowed $150.0 million under this revolving credit facility to fund a repurchase of its Class A common stock and repaid $150.0 million in June 2024. In May 2024, we entered into an amendment to extend the maturity of this credit facility from October 29, 2024 to October 29, 2025.

The revolving credit facility under the UFC Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $10.0 million) is utilized at the end of any fiscal quarter. This covenant was not applicable as of September 30, 2024, as we had no borrowings outstanding under this revolving credit facility.

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

Other Debt

As of September 30, 2024, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which none was outstanding and $62.9 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2025, bearing interest at rates of 2.75% plus SOFR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit sub-limits of up to $3.0 million (the "OL Credit Facility"). As of September 30, 2024, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loan under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

The OL Credit Facility is subject to a financial covenant if greater than 40% of the borrowing capacity is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $2.0 million) at the end of each quarter. This covenant was not applicable as of September 30, 2024, as we had no borrowings outstanding under this revolving credit facility.

In September 2024, January Capital HoldCo, LLC, a wholly owned subsidiary of EGH, entered into a new five-year secured credit agreement (the "Margin Loan Agreement"), which matures on September 13, 2029. Under the Margin Loan Agreement, we may borrow up to $175.0 million in a term loan. We may request that commitments under this agreement be increased up to $2.5 billion. The interest rate on the drawn amount under the Margin Loan Agreement is the 3-month Term SOFR (as defined therein) plus 3.0%, payable quarterly. At our election, interest may be paid in cash or in kind by increasing the principal amount of the outstanding borrowings under the Margin Loan Agreement. As security for the Margin Loan Agreement, we have granted a first-priority lien to the lenders, pro rata to the amount of their commitments, on 6.1 million common units of TKO OpCo and a corresponding number of shares of TKO Class B common stock (collectively, the "Pledged Securities"). If we default on our obligations under the Margin Loan Agreement, then the lenders can declare all amounts outstanding under the Margin Loan Agreement, with accrued interest, to be immediately due and payable, and if we are unable to pay such amounts, the lenders may foreclose on the Pledged Securities and any other collateral that then secures borrowings under the Margin Loan Agreement. As of September 30, 2024, we had borrowed an aggregate of $175.0 million under the Margin Loan Agreement.

Cash Flows Overview

Nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities from continuing operations	$526,152	$231,542
Net cash (used in) provided by investing activities from continuing operations	(163,344)	849,058
Net cash used in financing activities from continuing operations	(340,297)	(489,822)

DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities	$(90,845)	$56,299
Net cash used in investing activities	(36,401)	(45,748)
Net cash used in financing activities	(13,710)	—
Net cash flows (used in) provided by discontinued operations	$(140,956)	$10,551

Cash from operating activities improved from $231.5 million of cash provided in the nine months ended September 30, 2023 to $526.2 million of cash provided in the nine months ended September 30, 2024. Cash provided in the nine months ended September 30, 2024 was primarily due to a net loss of $290.7 million, which included non-cash items of $558.2 million, the increase in accrued liabilities of $553.4 million primarily due to the settlement of the UFC class action lawsuit, the net decrease in deferred costs and deferred revenue of $61.3 million due to the Paris Olympics, Super Bowl and other events occurring during the period, partially offset by the increase in other assets of $231.8 million due to Federation Internationale de Football Association costs and deferred media rights costs and the increase in accounts receivable of $194.0 million primarily due to timing of events and timing of collections from customers. Cash provided in the nine months ended September 30, 2023 was primarily due to net income of $588.3 million, which included the gain on sale of the Academy business and non-cash items of $161.8 million offset by increases in deferred costs of $190.8 million primarily due to the advanced payments made by us in the buildup to the Olympics.

Cash from investing activities changed from $849.1 million of cash provided in the nine months ended September 30, 2023 to $(163.3) million of cash used in the nine months ended September 30, 2024. Cash used in the nine months ended September 30, 2024 primarily reflected payments for capital expenditures and investments in non-controlled affiliates totaling $193.9 million partially offset by cash proceeds received from the sale of assets of $16.7 million. Cash provided in the nine months ended September 30, 2023 primarily reflected net cash proceeds received from the sale of businesses of $1.077 billion, primarily driven by the sale of the Academy business, partially offset by payments for capital expenditures and investments in non-controlled affiliates totaling $242.1 million.

Cash from financing activities changed from $(489.8) million of cash used in the nine months ended September 30, 2023 to $(340.3) million of cash used in the nine months ended September 30, 2024. Cash used in the nine months ended September 30, 2024 primarily reflected payments for the debt, acquisition of non-controlling interests, dividends, the tax receivable agreement, and distributions of $343.5 million, $316.8 million, $80.6 million, $62.5 million, and $41.2 million, respectively, partially offset by borrowings of debt of $521.5 million. Cash used in the nine months ended September 30, 2023 primarily reflected the repurchase of Class A common stock, payments for debt, distributions, acquisition of non-controlling interests, the tax receivable agreement and dividends of $200.0 million, $173.8 million, $59.6 million, $43.8 million, $37.5 million, and $27.4 million, respectively, partially offset by borrowings of debt of $73.2 million.

Net cash flows for discontinued operations changed from $10.6 million of net cash provided by discontinued operations in the nine months ended September 30, 2023 to $(141.0) million of cash used in discontinued operations in the nine months ended September 30, 2024. Net cash used in discontinued operations in the nine months ended September 30, 2024 was primarily driven by a net loss of $686.9 million, which included non-cash items totaling $649.9 million, of which $434.1 million was for a write-down of the SD&T segment's carrying value to its estimated fair value less cost to sell and $205.9 million was for impairment charges, changes in working capital, and payments for capital expenditures and deferred consideration related to acquisitions of $32.3 million and $13.7 million, respectively. Net cash provided by discontinued operations in the nine months ended September 30, 2023 was primarily driven by a net loss of $1.5 million, which included non-cash items totaling $47.2 million and a net increase in working capital offset by payments related to the acquisition of businesses and capital expenditures of $19.9 million and $26.4 million, respectively.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations, and (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein).

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions and earn-outs and deferred purchase price payments from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay the settlement of the Zuffa class action lawsuit, (6) pay interest and principal when due on our Senior Credit Facilities, (7) pay EDR quarterly dividends as required per the Merger Agreement, (8) fund the purchases of TKO Class A common stock under the TKO share repurchase program, (9) pay TKO quarterly dividends, (10) make payments under the TRA, (11) pay income taxes, and (12) make distributions to members.

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

For the UFC Credit Facilities, we expect to refinance the outstanding loan prior to their maturity in 2026. We currently anticipate being able to secure funding for such refinancing at favorable terms; however, our ability to do so may be impacted by many factors, including our growth and other factors specific to our business as well as macro-economic factors beyond our control.

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

Tax Receivable Agreement

Generally, we are required under the TRA to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) or in some cases are deemed to realize as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the TRA. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the TRA will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the TRA will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of September 30, 2024, we had a TRA liability of $869.0 million recorded for all exchanges that have occurred as of this date.

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

Critical Accounting Estimates

For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Current Report on Form 8-K dated September 20, 2024. During the nine months ended September 30, 2024, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited consolidated financial statements from those previously disclosed in our Current Report on Form 8-K dated September 20, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities bear interest at floating rates and we regularly monitor and manage interest rate risks. Holding debt levels constant as of September 30, 2024, a 1% increase in the effective interest rates would have increased our annual interest expense by $50 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the nine months ended September 30, 2024, revenues would have decreased by approximately $126.8 million and operating loss would have improved by approximately $17.2 million.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 18 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. "Risk Factors" in our 2023 Annual Report and see Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, which risk factors from such Quarterly Reports are incorporated herein by reference, as supplemented by the risk factor below. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. Other than the risk factors set forth below, there have been no material changes in our risk factors to those included in our 2023 Annual Report.

We may fail to complete the TKO Asset Acquisition if certain required conditions, many of which are outside our control, are not satisfied.

The completion of the TKO Asset Acquisition is subject to various customary closing conditions, including, but not limited to, (i) the absence of any order, writ, judgment, injunction, decree, ruling, stipulation, directive, assessment, subpoena, verdict, determination or award issued, promulgated or entered, by or with any governmental entity that has the effect of making the TKO Asset Acquisition illegal or otherwise restraining or prohibiting the consummation of the TKO Asset Acquisition, (ii) subject to certain exceptions, the accuracy of the representations and warranties of the parties and (iii) compliance in all material respects by each party with its obligations under the transaction agreement. Despite the parties’ best efforts, we may not be able to satisfy the various closing conditions and obtain the necessary approvals in a timely fashion or at all.

Failure to complete the TKO Asset Acquisition or other dispositions we may contemplate could negatively impact our stock price, future business and financial results.

If the TKO Asset Acquisition or other dispositions we may contemplate is not completed, we will be subject to several risks, including the following:

•
payment for certain costs, whether or not the transaction is completed, such as legal, accounting, financial advisor and printing fees;
•
negative reactions from the financial markets, including potential declines in the price of our Class A common stock due to the fact that current prices may reflect a market assumption that the TKO Asset Acquisition or other dispositions we announce will be completed;
•
diverted attention of our management to the dispositions rather than to our operations and pursuit of other opportunities that could have been beneficial to us; and
•
negative impact on our future plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1+	Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc., New Whale Inc., and Whale Merger Sub Inc.	8-K	001-40373	2.1	04/03/2023

2.2+	Agreement and Plan of Merger, dated as of April 2, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC, Endeavor Executive PIU Holdco, LLC, Endeavor Manager, LLC, Endeavor Operating Company, LLC, Wildcat EGH Holdco, L.P., Wildcat OpCo Holdco, L.P., Wildcat PubCo Merger Sub, Inc., Wildcat OpCo Merger Sub, L.L.C., Wildcat Manager Merger Sub L.L.C., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC and Endeavor Executive PIU Holdco, LLC.	8-K	001-40373	2.1	04/03/2024

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Specimen Stock Certificate	S-1	333-254908	4.1	03/31/2021

10.1+	Transaction Agreement, dated October 23, 2024, by and among Endeavor Operating Company, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., IMG Worldwide, LLC, and Trans World International, LLC.	8-K	001-40373	10.1	10/24/2024

10.2	Amendment to Letter Agreement, dated as of October 23, 2024, by and among Ariel Emanuel, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, William Morris Endeavor Entertainment, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.2	10/24/2024

10.3	Amendment No. 3 to Term Employment Agreement, dated as of April 2, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc. and Endeavor Operating Company, LLC.	8-K	001-40373	10.3	10/24/2024

10.4	Amendment to Amended and Restated Term Employment Agreement, dated as of October 23, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.4	10/24//2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101	*

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

ENDEAVOR GROUP HOLDINGS, INC.

Date: November 7, 2024	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)