Form 10-K
period 2024-12-31
Endeavor Group Holdings, Inc.
filed 2025-02-27
CIK 1766363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2024, was $5,738,547,955. Solely for the purposes of this disclosure, shares of common stock held by the registrant’s executive officers, directors and certain of its stockholders as of such date have been excluded because such holders may be deemed to be affiliates.

As of January 31, 2025, there were 325,544,007 shares of the registrant’s Class A common stock outstanding, 144,878,961 shares of the registrant's Class X common stock outstanding and 215,927,779 shares of the registrant's Class Y common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Definitive Proxy Statement for the registrant's 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report, including without limitation, statements regarding the anticipated timing, benefits and costs associated with the Merger Agreement and Merger-Related Transactions (as defined below), our expectations surrounding the Merger Agreement and Merger-Related Transactions and its ability to maximize shareholder value, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, future events or expected performance, are forward-looking statements.

Without limiting the foregoing, you can generally identify forward-looking statements by the use of forward-looking terminology, including the terms "aim," "anticipate," "believe," "could," "mission," "may," "will," "should," "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," "target," "predict," "potential," "contemplate," or, in each case, their negative, or other, variations or comparable terminology and expressions. The forward-looking statements in this Annual Report are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to:

•
risks related to the Merger, the Merger-Related Transactions, the TKO Asset Acquisition and the OpenBet Acquisition (as defined below);
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
litigation and other proceedings;
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
•
cash required to service our indebtedness;
•
risks related to tax matters;
•
risks related to our Class A common stock;
•
risks related to the TKO Transactions (as defined below);
•
risks related to our paying quarterly cash dividends, including pursuant to the Merger Agreement;
•
risks related to other dispositions we may contemplate; and
•
other important factors that could cause actual results, performance or achievements to differ materially from those described in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report and in any subsequent filings with the Securities and Exchange Commission (the "SEC").

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
•
"Endeavor Group Holdings" and "EGH" refer to Endeavor Group Holdings, Inc.
•
"Endeavor Manager" refers to Endeavor Manager, LLC, a Delaware limited liability company and a direct subsidiary of Endeavor Group Holdings following the reorganization transactions.
•
"Endeavor Manager Units" refers to the common interest units in Endeavor Manager.
•
"Endeavor Operating Company" and "EOC" refer to Endeavor Operating Company, LLC, a Delaware limited liability company and a direct subsidiary of Endeavor Manager’s and indirect subsidiary of ours following the reorganization transactions.
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
•
"Merger Agreement" refers to the Agreement and Plan of Merger, entered into on April 2, 2024, by and among the Company, Endeavor Manager, Endeavor Operating Company (together with the Company and Endeavor Manager, the "Company Entities" and each, a "Company Entity"), Executive Holdcos, Wildcat EGH Holdco, L.P., a Delaware limited partnership ("Holdco Parent"), Wildcat OpCo Holdco, L.P., a Delaware limited partnership ("OpCo Parent" and, together with Holdco Parent, the "Parent Entities" and each, a "Parent Entity"), Wildcat PubCo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdco Parent ("Company Merger Sub"), Wildcat Manager Merger Sub, L.L.C., a Delaware limited liability company and a wholly-owned subsidiary of Company Merger Sub ("Manager Merger Sub"), Wildcat OpCo Merger Sub, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of OpCo Parent ("OpCo Merger Sub" and, together with Endeavor Manager Merger Sub and Company Merger Sub, the "Merger Subs" and each, a "Merger Sub").
•
"Merger" and "Merger-Related Transactions" refers to the transactions contemplated by the terms of the Merger Agreement (as defined above) that, upon completion, will result in Endeavor’s common stock no longer being listed on any public market (referred to as, the "take-private transaction"). Pursuant to the Merger Agreement, (a) OpCo Merger Sub will merge with and into Endeavor Operating Company, with Endeavor Operating Company surviving the merger, collectively owned, directly or indirectly, by OpCo Parent, the Company, Endeavor Manager and certain Rollover Holders (the "OpCo Merger"), (b) immediately following the OpCo Merger, Manager Merger Sub will merge with and into Endeavor Manager, with Endeavor Manager surviving the merger, wholly-owned by the Company (the "Manager Merger") and (c) immediately following the Manager Merger, Company Merger Sub will merge with and into the Company, with the Company surviving the merger, collectively owned, directly or indirectly, by Holdco Parent and/or certain Rollover Holders (the "Company Merger" and, together with the Manager Merger and the OpCo Merger, the "Merger" and, together with the other transactions contemplated by the Merger Agreement, collectively, the "Merger-Related Transactions").
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
•
"Rollover Holders" refers to certain direct or indirect holders of equity interests in the Company and Endeavor Operating Company (each, a "Rollover Holder") each of which entered into a rollover agreement with the Parent Entities, pursuant to which each Rollover Holder has agreed, on the terms and subject to the conditions set forth in the rollover agreements, that certain of their equity interests in Endeavor Operating Company will remain outstanding in the OpCo Merger, and/or certain of shares of Common Stock they own will remain outstanding in the Company Merger.
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
•
"TKO Asset Acquisition" refers to the transaction entered into by EOC, Endeavor and IMG Worldwide (collectively, the "EDR Parties") and TKO and TKO OpCo (the "TKO Parties"), pursuant to which TKO OpCo will acquire Professional Bull Riders ("PBR"), On Location, and certain of the IMG businesses for total consideration of $3.25 billion, based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024.
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

•
"Zuffa" refers to Zuffa Parent, LLC (n/k/a TKO Operating Company, LLC).

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report. You should carefully consider these risks and uncertainties when investing in our securities. Principal risks and uncertainties affecting our business include the following:

•
risks related to the Merger, the Merger-Related Transactions, the TKO Asset Acquisition and the OpenBet Acquisition;
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

•
we require a significant amount of cash to service our indebtedness. Our ability to generate cash for, make payments on or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control and could impact our ability to continue as a going concern;
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

We believe that our unique business model gives us a competitive advantage in the industries in which we operate. Our ownership of premium sports properties allows us to benefit from the generally rising value and increasing scarcity of ownable, scalable sports assets. Our dual role as an intellectual property owner and a trusted advisor to clients and rights holders allows us to make connections across the Endeavor network, increasing the earnings of our clients and the value of our sports and entertainment properties. We generally participate in the upside related to the commercial success of content with limited risk and we benefit from demand from both traditional and next generation distributors. We own and manage a diverse mix of premium live events and experiences in the entertainment, sports, fashion, culinary and art categories. The insights we gain from our connectivity across the sports and entertainment ecosystem may enable us to spot trends before they emerge and make strategic investments to enhance our growth.

Recent Developments

In April 2024, following our review to evaluate strategic alternatives, we entered into the Merger Agreement, pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of our stock that it does not already own (other than certain equity interests held by certain current directors and executive officers of the Company and any other Rollover Holders (the "Rollover Interests")). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, equityholders of Endeavor, Endeavor Operating Company and Endeavor Manager are to receive $27.50 in cash per share or unit, as applicable. The Merger Agreement also requires us to, in each calendar quarter prior to the closing, declare and pay a dividend in respect of each issued and outstanding share of our Class A common stock at a price equal to $0.06 per share. The Merger-Related Transactions are expected to close by the end of the first quarter of 2025, subject to certain customary closing conditions, including required regulatory approvals. Upon completion, our common stock will no longer be listed on any public market. For a discussion of risks relating to the Merger-Related Transactions, see Part I, Item 1A., Risk Factors.

In October 2024, the EDR Parties entered into an agreement with the TKO Parties (the “TKO Transaction Agreement”), pursuant to which TKO OpCo will acquire PBR, On Location, and certain of the IMG businesses for total consideration of $3.25 billion, based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024. The EDR Parties will receive approximately 26.1 million common units of TKO OpCo and will subscribe for an equal number of shares of TKO Class B common stock, subject to purchase price adjustments to be settled in cash and equity. Upon the close of the TKO Asset Acquisition, the EDR Parties are expected to own approximately 61% of the voting power of TKO through its holdings of TKO Class A common stock and common units of TKO OpCo. The TKO Asset Acquisition is expected to close in the first quarter of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of required regulatory approvals and the affirmative vote of holders of a majority of the voting power of TKO common stock in favor of adopting the transaction agreement (which has been satisfied by delivery of a written consent by such stockholders). The TKO Asset Acquisition will be accounted for as a common control transaction between the companies.

In October 2024, we commenced a review and potential sale of certain assets within our events portfolio, including but not limited to the Miami Open and the Madrid Open tennis tournaments and art platform, Frieze. We have not set a deadline or definitive timetable for the completion of any potential sales.

In November 2024, we entered into an agreement with WME IMG, OB Global Holdings LLC, an entity affiliated with Ariel Emanuel, our Chief Executive Officer, and certain members of OpenBet management, pursuant to which OB Global Holdings LLC will acquire OpenBet and IMG ARENA for total consideration of approximately $450.0 million (the "OpenBet Acquisition"), subject to certain adjustments, consisting of (i) a $100.0 million cash payment, subject to specified adjustments as set forth in the agreement, and (ii) an unsecured promissory note with a make-whole value of approximately $350.0 million upon the occurrence of certain events, including a voluntary prepayment or a change of control of OB Global Holdings LLC.

Segments

As a result of our Sports Data & Technology ("SD&T") segment being presented as discontinued operations (see Note 4, "Discontinued Operations and Held For Sale" to our annual consolidated financial statements included elsewhere in this Annual Report for further detail), we operate our business in three reportable segments in our continuing operations as of December 31, 2024: (i) Owned Sports Properties, (ii) Events, Experiences & Rights, and (iii) Representation, which are covered in greater detail in "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview." Our segments are presented in the table below with select businesses:

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

Owned Sports Properties

We believe that our Company is distinguished by our ownership of intellectual property, including UFC, a global sports property and the premier mixed martial arts sports organization, and WWE, the recognized global leader in sports entertainment. UFC is among the most popular sports organizations in the world. As of December 31, 2024, UFC has more than 700 million fans who skew young and diverse, as well as approximately 299 million social media followers, and broadcasts its content to over 950 million households across more than 170 countries and territories. As of the same period, WWE has over 700 million fans and over 382 million social media followers. WWE counts more than 106 million YouTube subscribers, making it one of the most viewed YouTube channels globally, and its year-round programming is available in over one billion households across approximately 160 countries and territories. In total, our more than 300 live events across UFC and WWE have attracted more than two million attendees on an annual basis and serve as the foundation of our global content distribution strategy. In addition, we own PBR, the world's premier bull riding organization, featuring more than 1,000 bull riders competing in more than 250 events each year. PBR’s total live event attendance has increased by 125% since PBR was acquired by Endeavor in 2015. The organization has launched several event series since the acquisition and introduced a new league, PBR Teams, in 2022. In 2024, PBR entertained more than 1.4 million fans across its tour events and grossed its highest ever annual consumer ticketing revenue. As owners, we retain control over the organization, promotion and marketing of UFC, WWE, and PBR, as well as the monetization of their events, media distribution, licensing, and partnership sales. We also have a strategic partnership with Euroleague, which is expected to run through the 2035-2036 season.

Events, Experiences & Rights

We own, operate, or represent hundreds of global events annually, including live sports events covering more than 15 sports globally (e.g., Association of Tennis Professionals (ATP) and Women's Tennis Association (WTA) 1000 Tour Events, such as the Miami Open and Madrid Open), art fairs (e.g., Frieze Los Angeles, The Armory Show, and EXPO CHICAGO), music, culinary, and lifestyle festivals (e.g., The Big Feastival), and major attractions (e.g., Hyde Park Winter Wonderland and Barrett-Jackson). On Location, a leading provider of global premium live event experiences across sports and music, services more than 1,200 events and experiences built around major events, including the Super Bowl, FIFA World Cup 2026, the Aer Lingus Classic college football game, the Ryder Cup, the NCAA Final Four, Coachella and the 2024, 2026, and 2028 Olympic and Paralympic Games.

As one of the largest global distributors of sports programming, we manage, advise on, and/or sell media rights globally on behalf of more than 150 rights holders, such as the International Olympic Committee, the ATP and WTA Tours, CONMEBOL, and the National Hockey League ("NHL"), as well as for our owned assets, including UFC, WWE, and PBR. Our production business is one of the largest creators of sports programming in the world, responsible for more than 30,000 hours of content annually in more than 180 territories around the world, on behalf of federations, associations and events, including Major League Soccer ("MLS"), The R&A, Saudi Pro League, DP World Tour, and our owned assets, including UFC and WWE, as well as owned channel Sport 24. We broker and build commercial partnerships for owned properties and clients including The R&A, the All England Lawn and Tennis Club ("AELTC"), SailGP, Fédération Internationale de Football Association ("FIFA"), the Leagues Cup, and the Confederation of African Football ("CAF"). We provide a range of digital services and projects for clients, including the

National Football League ("NFL"), the NHL, Red Bull Racing, and multiple English Premier League clubs, NBA and NFL teams. We believe that our collective offering is more important than ever, as the demand for premium content and live experiences continues to be strong.

Representation

We represent many of the world’s greatest actors, writers, musicians, athletes, content creators, and notable figures across entertainment, sports, and fashion. In 2024, WME clients were involved in three of the top 10 grossing films at the U.S. box office, including summer blockbuster "Deadpool & Wolverine," which landed among the top three and premiered as the highest R-rated opening of all time.

WME also represents the creators behind some of the most-watched TV series across every major streaming service, including "The Bear" on Hulu, "House of the Dragon" on Max, "Avatar: The Last Airbender" on Netflix, "Percy Jackson" on Disney+, "Yellowstone" on Peacock, and "Masters of the Air" on Apple TV+. WME also sold more than 400 scripted and nonscripted projects across broadcast, streaming, and cable platforms.

WME closed deals for more than 300 new books, with WME represented authors debuting on The New York Times’ Best Seller list 65 times. WME closed over a thousand international book deals across the globe in 2024. WME also closed more than 120 audio deals with major podcast networks, including Khloe Kardashian’s new podcast "Khloé in Wonder Land" with X.

In theater, WME represented talent involved in 86% of the productions that opened during the 2023-24 Broadway season. Among many client wins at this year’s Tony Awards, David Adjmi’s "Stereophonic" won several awards, including Best Play, and became the most nominated play in Tony history.

In music, WME booked over 45,000 live shows in 2024. 328 clients played and 26 headlined or played top headline slots across 15 festivals including Coachella, Stagecoach, Lollapalooza and Glastonbury.

For the third consecutive year, WME Sports represented the most 2024 NBA Draft lottery picks of any agency with four, as well as five first round picks overall: Alex Sarr, Ron Holland II, Cody Williams, Devin Carter, and AJ Johnson. The 2024 WNBA season saw Sabrina Ionescu lead the New York Liberty to its first championship, marking three consecutive seasons in which a WME client has hoisted the trophy. With his victories at the French Open and Wimbledon, Carlos Alcaraz became a four-time grand slam winner, while Iga Świątek earned her fifth major championship at Roland-Garros.

Over 2,700 brand partnership deals were closed in 2024 including standout campaigns for Jeremy Allen White for Calvin Klein, Olivia Rodrigo for Lancôme, and John Legend for Montblanc.

Speakers bureau The Harry Walker Agency executed more than 1500 events globally in 2024. Top speakers included Tom Brady, Kim Kardashian, Rob Lowe, Ryan Reynolds, Mark Wahlberg, and Serena and Venus Williams.

We are dedicated to helping our clients increase the monetization potential of their intellectual property, build enduring brands, diversify and grow their businesses, and expand their geographic reach.

We are also a leading provider of licensing services to entertainment, sports, lifestyle, and consumer products brands, generating more than $17.2 billion in total retail sales for clients. For the sixth year in a row, our licensing business ranked No. 1 according to License Global magazine. We license our owned intellectual property, including the UFC, WWE, and PBR, and represent third-party brands and corporate trademarks across various industries including entertainment, gaming, automotive, fashion, sports, lifestyle, personalities, legends, corporate, and food and beverage. Our clients include McDonald’s, Jeep, Dolly Parton, Millie Bobby Brown, Volkswagen, Tetris, Claire’s, NFL, Harlem Globetrotters, Transport for London, Metropolitan Transport Authority, Lionsgate, Epic Games (Fortnite), and Gap.

Meanwhile, marketing services are delivered by 160over90, our full-service, global cultural marketing agency specializing in integrated marketing offerings spanning advertising and branding, strategy and creative, content and video production, creator marketing, digital services, entertainment marketing, experiential, media planning, partnerships, public relations/communications, and social media. 160over90 works on behalf of some of the world’s largest brands, including Amazon, Capital One, AB InBev, DP World, Marriott International, USAA and Visa. Through our owned and operated events and represented clients, 160over90 clients have access to unique content and activation opportunities, which we believe provides us with a competitive advantage, as well as access to the insights and intel brands are increasingly looking for in a rapidly changing marketing landscape.

Sports Data & Technology

The SD&T segment includes OpenBet, which specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre. As contemplated in the Merger Agreement, we initiated a process to sell certain of our businesses. During the second quarter of 2024, we began to actively market the businesses comprising our SD&T segment, and in November 2024, signed a definitive agreement for the OpenBet Acquisition. As a result, the assets and liabilities are considered held for sale, and we determined the SD&T segment continued to meet the definition of a discontinued operation as of December 31, 2024; and, as such, we have recast our financial statements to present the SD&T segment as discontinued operations.

Intellectual Property and Other Proprietary Rights

We consider intellectual property to be very important to the operation of our business and to driving growth in our revenues, particularly with respect to professional engagements, sponsorships, licensing rights, and media distribution agreements. Our intellectual property includes, without limitation, the "Endeavor," "WME," "William Morris Endeavor," "IMG," "UFC," "WWE", and "PBR" brands in addition to the trademarks and copyrights associated with our content and events, and the rights to use the intellectual property of our commercial partners. Substantially all of our intellectual property assets are protected through a combination of trademarks and copyrights, whether registered or unregistered.

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

Human Capital Resources

General

We believe the strength of our workforce is critical to our long-term success. Endeavor’s human capital management objectives include attracting, retaining, and developing high performing talent and empowering them with our guiding principles of persistence, collaboration, excellence, and inclusion.

As of December 31, 2024, we had approximately 10,000 employees in 40 countries, primarily in the U.S. and EMEA, with a smaller presence in other regions, including APAC. We have invested in and focused on the training and development of our employees, from both a personnel and technology perspective. We believe that our relations and engagement with our employees are good.

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

Endeavor strives to create an inclusive work environment. To continue advancing our efforts to support qualified individuals of all backgrounds in succeeding across our company, we have launched and/or expanded upon the following initiatives in 2024:

•
Initiated employee pulse surveys aimed at collecting actionable data on inclusion, belonging and wellness;
•
Improved our recruitment practices to better result in qualified slates of candidates, and bolstered our network of recruitment partners;
•
Established a program to support the retention and advancement of employees; used data from the program to identify key professional development areas for improvement and relaunched Empower, a retention program at WME;
•
Grew the scope of our mentorship program aimed to result in career growth and development, an enhanced corporate culture, an increase in participants' confidence at work, and a widening of perspectives of all involved;
•
Continued to grow and manage eight Employee Resource Groups (which are open to all employees) with 1,900+ employees across ten cities around the globe;
•
Hosted frequent events globally for—or to celebrate—employees;
•
Continued inclusive and impactful training programs.

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

Gaming regulations in the jurisdictions in which we operate are established by statute and are administered by a regulatory agency with broad authority to interpret gaming regulations and to regulate gaming activities. Regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits, or findings of suitability for our company, individual officers, directors, major stockholders, and key employees. We believe we hold all of the licenses and permits necessary to conduct our business in this space, including the IMG ARENA and OpenBet businesses, which provide data technology and video for more than 65,000 sports events per year to sports betting platforms.

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

Risks Related to the Merger and Other Strategic Transactions

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

We may fail to complete the OpenBet Acquisition if certain required conditions, many of which are outside our control, are not satisfied.

The completion of the OpenBet Acquisition is subject to various customary closing conditions, including, but not limited to, (i) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) obtaining applicable gaming authority approvals, (iii) the absence of any order or legal requirement that enjoins, restrains or otherwise prevents the consummation of the OpenBet Acquisition, and (iv) the consummation of the pre-closing reorganization contemplated by the OpenBet Acquisition. Despite the parties’ best efforts, we may not be able to satisfy the various closing conditions and obtain the necessary approvals in a timely fashion or at all.

Failure to complete the TKO Asset Acquisition, OpenBet Acquisition or other dispositions we may contemplate could negatively impact our stock price, future business and financial results.

If the TKO Asset Acquisition, OpenBet Acquisition or other dispositions we may contemplate are not completed, we will be subject to several risks, including the following:

•
payment for certain costs, whether or not such transaction is completed, such as legal, accounting, financial advisor and printing fees;
•
negative reactions from the financial markets, including potential declines in the price of our Class A common stock due to the fact that current prices may reflect a market assumption that the TKO Asset Acquisition, OpenBet Acquisition or other dispositions we announce will be completed;
•
diverted attention of our management to the transactions rather than to our operations and pursuit of other opportunities that could have been beneficial to us; and
•
negative impact on our future plans.

Risks Related to Our Business

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the talent, brands, and owners of intellectual property we represent, and the assets we own. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends, including the market demand for the distribution rights to live sports events, which are unpredictable and may be affected by factors such as changes in the social and political climate, global epidemics or general macroeconomic factors. Changes in consumers’ tastes or a change in the perceptions of our brands and business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our services and content offerings or those of our clients and owned assets across our platform, which could have an adverse effect on our business, financial condition and results of operations.

Consumer tastes change frequently and it is a challenge to anticipate what offerings will be successful at any point in time. We may invest in our content and owned assets, including in the creation of original content, before learning the extent to which it will achieve popularity with consumers. For example, as of December 31, 2024, we have committed to spending approximately $2.5 billion in guaranteed payments for media, events, experiences or other representation rights and similar expenses, regardless of our ability to profit from these rights. A lack of popularity of these, our other content offerings, or our owned assets, as well as labor disputes, unavailability of a star performer, equipment shortages, cost overruns, disputes with production teams, or adverse weather conditions, could have an adverse effect on our business, financial condition and results of operations.

Our ability to generate revenue from discretionary and corporate spending on entertainment and sports events, such as corporate sponsorships and advertising, is subject to many factors, including many that are beyond our control, such as general macroeconomic conditions.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates, and tax laws that impact companies or individuals and inflation can significantly impact our operating results. While consumer and corporate spending may decline at any time for reasons beyond our control, the risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by reductions in corporate sponsorship and advertising, decreases in attendance at live entertainment and sports events, and purchases of pay-per-view ("PPV"), among other things. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic and geopolitical conditions, or by any future deterioration in such conditions, thereby possibly impacting our operating results and growth. A prolonged period of reduced consumer or corporate spending could have an adverse effect on our business, financial condition, and results of operations.

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

A key component of our success is our relationships with television and cable networks, satellite providers, digital streaming and other distribution partners, as well as corporate sponsors. We are dependent on maintaining these existing relationships and expanding upon them so that we have a robust network with which we can work to arrange multimedia rights sales and sponsorship engagements, including distribution of our owned, operated, or represented events. Our television programming for our owned, operated, and represented events is distributed by television and cable networks, satellite providers, PPV, digital streaming, and other media. Because a portion of our revenues are generated, directly and indirectly, from this distribution, any failure to maintain or renew arrangements with distributors and platforms, the failure of distributors or platforms to continue to provide services to us, or the failure to enter into new distribution opportunities on terms favorable to us could adversely affect our business. We regularly engage in negotiations relating to substantial agreements covering the distribution of our television programming by carriers located in the United States and abroad. We have depended on, and will continue to depend on, third parties for many aspects of the operations and distribution of WWE Network. For example, WWE began a partnership with Netflix in January 2025. Netflix is currently the exclusive new home of Raw in the U.S., Canada, U.K. and Latin America, among other territories, with additional countries and regions to be added over time, and also the home for all WWE shows and specials outside the U.S., as available. The partnership has an initial 10-year term with an option for Netflix to extend by an additional 10 years, but Netflix also has the option to opt out after the initial five years. We have an important relationship with ESPN as they are the exclusive domestic home to all UFC events. We have agreements with multiple PPV providers globally and distribute a portion of our owned, operated, or represented events through PPV, including certain events that are sold exclusively through PPV. If we are unable to renew existing agreements or find alternative streaming or distribution partners, our results of operations could be adversely impacted. There is also no guarantee that the growth in value of sports media licensing rights in the recent years will continue or can be maintained or that the current value of our sports media licensing rights will not diminish over time. Any adverse change in these relationships or agreements, including as a result of U.S., EU and U.K. trade and economic sanctions and any counter-sanctions enacted by such sanctioned countries (e.g., Russia), or a deterioration in the perceived value of our clients, sponsorships, or these distribution channels could have an adverse effect on our business, financial condition and results of operations.

Owning and managing certain events for which we sell media and sponsorship rights, ticketing and hospitality exposes us to greater financial risk. If the live events that we own and manage are not financially successful, our business could be adversely affected.

We act as a principal by owning and managing certain live events for which we sell media and sponsorship rights, ticketing and hospitality, such as UFC’s and WWE's events, the Miami Open and Madrid Open, PBR's events, and On Location’s experiences. Organizing and operating a live event involves significant financial risk as we bear all or most event costs, including a significant amount of up-front costs. In addition, we typically book our live events many months in advance of holding the event and often agree to pay a fixed guaranteed amount prior to receiving any related revenue. Accordingly, if a planned event fails to occur or there is any disruption in our ability to live stream or otherwise distribute, whether as a result of technical difficulties or otherwise, we could lose a substantial amount of these up-front costs, fail to generate the anticipated revenue, and be forced to issue refunds for media and sponsorship rights, advertising fees, and ticket or PPV sales. If we are forced to postpone a planned event, we could incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue, and may have to refund fees. We could be compelled to cancel or postpone all or part of an event for many reasons, including poor weather, issues with obtaining permits or government regulation, performers failing to participate, as well as operational challenges caused by extraordinary incidents, such as terrorist or other security incidents, mass-casualty incidents, natural disasters, public health concerns including pandemics, or similar events. Such incidents have been shown to cause a nationwide disruption of commercial and leisure activities. In some United States and foreign jurisdictions, athletic commissions and other applicable regulatory agencies require us to obtain licenses for promoters, medical clearances and/or other permits or licenses for performers and/or permits for events in order for us to promote and conduct our live events. Foreign jurisdictions require visas for personnel and talent at international live events. In international markets, third-party promoters generally oversee permitting and regulatory matters. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of our third-party promoters, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events in jurisdiction(s), in addition to the lost revenues and expenses of the missed event(s), could lead to a decline in various revenue streams in such jurisdiction(s). We often have cancellation insurance policies in place to cover a portion of our losses if we are compelled to cancel an event, but our coverage may not be sufficient, no longer covers a pandemic and is subject to deductibles. If the live events that we own and manage are not financially successful, we could suffer an adverse effect on our business, financial condition and results of operations.

We may never realize the anticipated benefits from our acquisitions, dispositions and other strategic transactions and, if we are unable to manage our operations at our current size and scale, our business could be adversely affected.

We have experienced rapid growth in the past and, as part of our business strategy, have engaged in various acquisitions, dispositions and strategic initiatives. More recently, we announced that we have entered into agreements for dispositions of several of our businesses in connection with the Merger. We may need to continue to make changes to operate at our current size and scale. If we fail to realize the anticipated benefits and cost synergies from these transactions, or, if we experience any unanticipated or unidentified effects in connection with these transactions, such as impairments of goodwill and intangible assets, accelerated amortization expenses of intangible assets, or any unanticipated disruptions with important third-party relationships or the inability to maintain effective internal control over financial reporting, our business, financial condition, and results of operations could be adversely affected. Moreover, these transactions involve risks and uncertainties including, without limitation, those associated with the integration of operations, financial reporting, technologies and personnel, and the potential loss of key employees, agents, managers, clients, customers, or strategic partners. Because these transactions have and will require significant time and resources, and we may not be able to manage the process successfully, they may not be accretive to our earnings and they may negatively impact our results of operations. These transactions also strain our resources and we could experience operating difficulties, such as hiring, managing and retaining qualified employees. These difficulties could result in the erosion of our brand image and reputation and could have an adverse effect on our business, financial condition, and operating results. For a discussion of risks relating to our recent integration of the businesses of WWE and UFC into TKO, please see the section "Risks Related to the Combination of WWE and UFC into TKO."

We, including our subsidiaries, may be unsuccessful in our strategic acquisitions, investments and commercial agreements, and we may pursue acquisitions, investments or commercial agreements for their strategic value in spite of the risk of lack of profitability.

We, including our subsidiaries, face significant uncertainty in connection with acquisitions, investments, and commercial agreements. To the extent we choose to pursue certain commercial, investment, or acquisition strategies, we may be unable to identify suitable targets for these deals, or to make these deals on favorable terms. If we identify suitable acquisition candidates, investments, or commercial partners, our ability to realize a return on the resources expended pursuing such deals, and to successfully implement or enter into them will depend on a variety of factors, including our ability to obtain financing on acceptable terms, requisite governmental approvals, as well as the factors discussed below. Additionally, we may decide to make or enter into acquisitions, investments, or commercial agreements with the understanding that such acquisitions, investments, or commercial agreements will not be profitable, but may be of strategic value to us. Our current and future acquisitions, investments, including existing investments accounted for under the equity method, or commercial agreements may also require that we make additional capital investments in the future, which would divert resources from other areas of our business. We cannot provide assurances that the anticipated strategic benefits of these deals will be realized in the long-term or at all.

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

Our business is international in nature and we may require our employees, contractors and talent to frequently travel or live abroad. The ability of our key personnel including employees, contractors and talent, to travel internationally is impacted by a variety of laws and regulations, policy considerations of foreign governments, the processing procedures of various government agencies and geopolitical actions, including war and terrorism (for example, the conflicts in Eastern Europe and the Middle East), severe weather events or natural disasters including earthquakes, hurricanes, floods, fires, as well as pandemics. In addition, our productions and live events internationally subject us to the numerous risks involved in foreign travel and operations and also subject us to local norms and regulations, including regulations requiring us to obtain visas for our key personnel and, in some cases, hired contractors and talent. Actions by key personnel or clients, athletes and performers we represent that are out of our control may also result in certain countries barring them from travelling internationally, which could adversely affect our business. If our key personnel and talent were prevented from conducting their work internationally for any reason, it could have an adverse effect on our business, financial condition, and results of operations.

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

We (including following an acquisition of another business) and certain of our third-party providers have experienced cyber attacks and other security incidents, and we expect such attacks and incidents to continue in varying degrees. For example, we have acquired and operated companies that experienced data theft or leakage of personal data due to the misconfiguration of security settings in IT Systems, failure to patch security vulnerabilities, and sophisticated attacks on enterprise email accounts (notwithstanding multi-factor authentication or other measures designed to detect and block such attacks) and suffered other malicious cyber activity. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future or that we will be able to mitigate negative impacts in the same way in the event of future attacks or other cyber incidents.

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

As a result of the exit of the UK from the European Union, the UK GDPR will not automatically incorporate any future changes made to the EU GDPR going forward (which would need to be specifically incorporated by the UK government). Moreover, the UK government has publicly announced plans to reform the UK GDPR in ways that, if formalized, are likely to deviate from the EU GDPR in certain areas, which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses.

Under the GDPR, and other privacy regimes globally, we are subject to rules regarding cross-border transfers of personal data. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and United Kingdom to the U.S. and other jurisdictions and we expect the existing legal complexity and uncertainty regarding international data transfers to continue. For example, although the UK currently has an adequacy decision from the European Commission, such that standard contractual clauses are not required for the transfer of personal data from the EEA to the UK, that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the UK data protection regime is reformed in ways that deviate substantially from the GDPR.

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

In addition, in recent years, in the United States certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the CCPA requires businesses that process the personal information of California residents to, among other things, provide certain disclosures to California residents regarding the business's data collection, use and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, and opt-out of certain disclosure of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business's behalf. The effects of this legislation are far-reaching and have required and may continue to require us to modify our data processing practices and policies and to incur significant costs and expenses in an effort to comply. The enactment of the CCPA has also prompted a wave of similar data privacy laws in other states across the United States. For example, since the CCPA went into effect, general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, Utah, Texas, Montana and Oregon and will soon be enforceable in several other states as well. Similar laws have been proposed in many other states and at the federal level as well. Recent, new, and proposed state and federal legislation relating to data privacy may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional compliance programs, could impact strategies and availability of previously useful information, and could result in increased compliance costs and/or changes in business practices and policies.

Besides the UK, EEA and the United States, our global reach means we may be or become subject to other privacy regimes, and new laws are being enacted regularly, including laws which may have potentially conflicting requirements that would make compliance challenging. If the trend of increasing enforcement by regulators of such laws as reflected in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. For example, we operate a subsidiary in China formed through an initial investment by Sequoia Capital China, Tencent and FountainVest Partners. As such, we may be subject to various aspects of the country’s onerous data compliance regime, which can include the Cybersecurity Law, the Data Security Law and the Personal Information Protection Law ("PIPL"). In addition, the relevant government authorities of China promulgated several regulations or released a number of draft regulations for public comments that are designed to provide further implementation guidance in accordance with these laws. We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China, in particular the Data Security Law or PIPL, due to their recent enactment and the limited guidance available. It is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as these laws are drafted broadly and, thus, leave great discretion to the relevant government authorities to exercise.

Additionally, governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate cybersecurity and the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations may apply equally to our processing of both personal and non-personal information.

Further, we are subject to laws, regulations and standards in the United States covering marketing, advertising, cookies, tracking technologies, e-marketing, and other activities conducted by telephone, email, mobile devices and the internet, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the "TCPA"), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Video Privacy Protection Act (the "VPPA"), and similar state consumer protection and communication privacy laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. We have received one or more claims of violation of the TCPA, though none resulting in significant liability or expense. In addition, we have received one or more claims of violation of the VPPA, though none resulting in significant liability or expense. We have also received one or more claims of violation of the California Invasion of Privacy Act, though none resulting in significant liability or expense.

In addition, regulation of cookies and similar technologies, and any use of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to better understand users. Recent U.S. and European court and regulator decisions are driving increased attention to cookies and tracking technologies and privacy activists are referring non-compliant companies to regulators. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Regulators are increasingly focusing on compliance with current national laws that implement these rules, including the ePrivacy Directive, and may be able to impose significant penalties for contraventions. If the trend of increasing enforcement by regulators of the strict approach including opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities.

Finally, a number of recent laws – including the EU's Digital Services Act ("DSA") and the UK's Online Safety Act – as well as regulatory guidance such as the UK Age Appropriate Design Code, have recently come into force and impose various obligations on companies that provide online services, other interactive platforms or intermediary services including hosting services, or that process the data of minors. Depending on how these laws are implemented and interpreted, certain of our services could be covered by it and we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations.

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

Our trademarks, copyrights, and other intellectual property rights are critical to our success and our competitive position. During trademark registration proceedings, our applications may be rejected by the United States Patent and Trademark Office or other foreign trademark offices. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. If we fail to secure intellectual property rights or maintain our intellectual property, our competitors might be able to enter the market, which would harm our business. Further, monitoring and policing unauthorized use and other violations of our intellectual property is difficult, particularly given our global scope, so we are susceptible to others infringing, diluting, misappropriating or otherwise violating our intellectual property rights. We are also active in acquiring companies and intellectual property assets we believe to be of value to our business, and in the course of such transactions intellectual property rights may need to be migrated or assigned between the parties and their affiliates. In connection with such transactions, we or our counterparties may fail to identify all assets for which right, title, and interest should be reallocated or may improperly assign, transfer or license such rights. If we are unable to adequately maintain and protect our intellectual property rights, we may lose an important advantage in the markets in which we compete. In particular, the laws of certain foreign countries do not protect intellectual property rights in the same manner as do the laws of the United States and, accordingly, our intellectual property rights are at greater risk in those countries even where we take steps to protect such intellectual property rights. In addition, we may be required to forgo protections or rights to certain technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact our business. We cannot guarantee that the available legal steps we have taken, and take in the ordinary course of business, to protect our intellectual property will be successful or predict whether these steps will be adequate to prevent infringement, dilution, misappropriation or other violation of these rights.

From time to time, we become involved in litigation or other enforcement proceedings with respect to some of our intellectual property or third-party intellectual property. Any such proceedings or other litigation or dispute involving enforcement of our intellectual property rights or any allegation that we infringe, misappropriate, dilute or otherwise violate the intellectual property rights of others, regardless of the merit of these claims, could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities or future sales, marketing or distribution activities. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a third party with respect to an intellectual property claim, or if we are required to, or decide to, cease use of a brand, rebrand or obtain non-infringing intellectual property (such as through a license), which may not be available on commercially reasonable terms, if at all, or may be non-exclusive, thereby giving our competitors and other third parties access to the same intellectual property rights licensed to us), it could result in harm to our competitive position and could adversely affect our business and financial condition. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such rights are invalid or unenforceable, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, or pay substantial royalties and other fees. In addition, the results of hearings, motions or other interim proceedings or developments related to our intellectual property could become public, and if securities analysts or investors perceive those results to be negative, it could have an adverse effect on the market price of our common stock. Any adverse ruling or perception of an adverse ruling in defending our intellectual property rights could have an adverse impact on our cash position and stock price.

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

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies, and procedures in the United States and around the world, which are subject to change at any time and may involve uncertainty in their applicability or validity, governing matters such as:

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

•

compliance with current and future privacy and data protection laws imposing requirements for the processing and protection of personal or sensitive information, including the Federal Trade Commission Act, the CCPA and other state privacy laws, and the GDPR;

•	compliance with cybersecurity laws imposing country-specific requirements relating to information systems and network design, security, operations, and use;

•	tax laws; and

•	imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, or currency exchange controls.

Noncompliance with these laws, regulations and mandates could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, reputational harm, adverse media coverage, and other collateral consequences. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines or proceedings against us, including suspension or revocation proceedings relating to licenses we are required to maintain to conduct our business. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. There can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding. In addition, the promulgation of new laws, rules, and regulations could restrict or unfavorably impact our business, which could decrease demand for our services, reduce revenue, increase costs, or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live events for incidents that occur at our events, particularly relating to drugs and alcohol or the spread of the COVID-19 virus.

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

We are also required to comply with economic sanctions laws imposed by the United States or by other jurisdictions where we do business, which may restrict our transactions in certain markets, and with certain customers, business partners, and other persons and entities. As a result, we may be prohibited from, directly or indirectly (including through a third-party intermediary), procuring goods, services, or technology from, or engaging in transactions with, individuals and entities subject to sanctions. We cannot guarantee that our efforts to remain in compliance with sanctions requirements will be successful. Any violation of anti-corruption or sanctions laws could result in fines, civil and criminal sanctions against us or our employees, prohibitions on the conduct of our business (e.g., debarment from doing business with International Development Banks and similar organizations), and damage to our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

Increasing scrutiny of, and evolving expectations for, sustainability and environmental, social, and governance initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

We, as with other companies, are facing increasing scrutiny related to our environmental, social and governance ("ESG") practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, customers, and other stakeholder groups. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. While we may at times engage in voluntary initiatives, such initiatives may be costly and may not have the desired effect. For example, we may not ultimately be able to achieve any initiatives or commitments we undertake due to cost, technological constraints, or other factors outside of our control. Moreover, actions or statements that we may take based on expectations or assumptions that we believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If our ESG practices and reporting do not meet investor, consumer, employee, or other stakeholder expectations, which continue to evolve, our business, brand or reputation may be negatively impacted and subject to investor or regulator engagement regarding such matters. Furthermore, some market participants, including major institutional investors, may also use third-party benchmarks or scores to measure our ESG practices in making investment and voting decisions. Both advocates and opponents to certain ESG practices are also increasingly resorting to a range of activism forms, including media campaigns, shareholder activism, investigations, and litigation, to advance their perspectives. There has also been an increase in litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain individuals or groups. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For example, we and/or certain of our subsidiaries expect to be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from California and other U.S. states, if the rules survive litigation and are enforced by the SEC, among other regulations or requirements. Operating in more than one jurisdiction may make our compliance with any applicable ESG and sustainability-related rules more complex and expensive, and potentially expose us to greater levels of legal risks associated with our compliance. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Such ESG matters may also cause additional impacts on our business, financial condition, or results of operations.

Catastrophic events, severe weather conditions and natural disasters could adversely affect our operations, sales or financial results.

Catastrophic events, including severe weather events, natural disasters, cyber-incidents, power disruptions, pandemics, acts of terrorism or other events may adversely affect our operation of live events and experiences in affected regions, consumer ability to travel to our events, or result in cancellation or delays of events, outages, disruptions and/or degradations of networks or streaming infrastructure, a failure in our ability to conduct normal business operations, or the closure of event spaces in which consumers engage with our events, brands, and talent, all of which could materially impact our reputation and brand, financial condition and operating results. The health and safety of our employees, talent, or third-party organizations with whom we partner could be also affected, any of which may prevent us from executing against our business strategies and/or cause a decrease in consumer demand for our products and services. In addition, our corporate headquarters and several of our key studios also are located in seismically active regions and areas that are vulnerable to other natural disasters and weather events such as wildfires and hurricanes. These catastrophic events could disrupt our business and operations, and/or the businesses and operations of our partners and may cause us to incur additional costs to maintain or resume operations.

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

From time to time, we may need additional financing, whether in connection with our capital improvements, acquisitions, or otherwise. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. For example, if borrowings available under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities"), UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"), January Capital Holdco, LLC's margin loan facility (the "Margin Loan Facility"), or certain of our other debt facilities are insufficient or unavailable at a reasonable cost, we may be required to adopt one or more alternatives to raise cash, such as incurring additional indebtedness, selling our assets, seeking to raise additional equity capital, or restructuring, which alternatives may not be available to us on favorable terms when required, or at all. Any of the foregoing could have a material adverse effect on our business. In addition, if we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our then existing stockholders may experience dilution.

Our business and operating results may be affected by the outcome of pending and future litigation, investigations, claims and other disputes.

Our results may be affected by the outcome of pending and future litigation, investigations, claims and other disputes. Unfavorable rulings in our legal proceedings could result in material liability to us or have a negative impact on our reputation or relations with our employees or third parties. The outcome of litigation, including class action lawsuits, is difficult to assess or quantify. Plaintiffs in class action lawsuits may seek recovery of very large or indeterminate amounts and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. For example, Zuffa was named as a defendant in class-action lawsuits alleging that we violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes, Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the “Le” case) and Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the “Johnson” case). The fighter plaintiffs claim that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services, and they sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. The defendants in that case are Zuffa, Endeavor and TKO OpCo. On March 13, 2024, TKO OpCo, and certain of its affiliates, including Endeavor, reached an agreement to settle all claims asserted in the class action lawsuits for an aggregate amount of $335.0 million payable by TKO and its subsidiaries, which was submitted to the court for preliminary approval and denied on July 30, 2024. On September 26, 2024, the Company reached an updated settlement agreement with the plaintiffs to settle all claims asserted in the Le case for an aggregate amount of $375.0 million, which the court preliminarily approved on October 22, 2024 and finally approved on February 6, 2025. In connection with the updated settlement agreement, the Company recorded charges of $375.0 million during the year ended December 31, 2024. No trial date has been set in the Johnson action.

On June 17, 2022, WWE and its then Board of Directors announced that a special committee of independent members of its Board of Directors (the “Special Committee”) was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Mr. McMahon. On July 22, 2022, Mr. McMahon resigned from all positions held with WWE but remained a stockholder with a controlling interest. On January 9, 2023, WWE’s Board of Directors elected Mr. McMahon as Executive Chairman thereto, and Mr. McMahon subsequently returned to WWE. Although the Special Committee investigation was completed and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of TKO’s Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and TKO may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands, claims and/or complaints arising from, related to, or in connection with these matters or in connection with new claims or allegations. For example, on January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act. In addition, on October 23, 2024, five unnamed plaintiffs filed a lawsuit against Vincent K. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former WWE employee during the 1980s. See Note 21, "Commitments and Contingencies," to the audited consolidated financial statements included elsewhere in this Annual Report. If we are unable to resolve these or other matters favorably, our business, operating results, and our financial condition may be adversely affected.

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

So that we are able to meet with regulatory requirements, including those applicable to our security holders, we may adopt changes to our constituent documents, including amending our articles of incorporation and our bylaws to allow for the restriction of stock ownership by persons or entities (i) who fail to comply with informational requests or other regulatory requirements under applicable gaming laws, (ii) who are found or are likely to be found unsuitable to hold our stock by gaming authorities, or (iii) whose stock ownership adversely affects or may adversely affect our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. Such changes to our constituent documents may include requirements that certain security holders submit to the licensing procedures and background investigations of the authorities that regulate our businesses and may provide mechanisms for the non-consensual redemption of shares and removal of a security holder who is or may be found unsuitable or fails to comply with regulatory requirements under applicable gaming laws. Any such changes to our constituent documents may inhibit potential investors from becoming significant stockholders or inhibit existing stockholders from retaining or increasing their ownership.

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

On September 12, 2023, we completed the TKO Transactions, pursuant to which WWE and UFC were combined and TKO, a separate, publicly traded company and consolidated subsidiary of Endeavor that holds the WWE and UFC businesses, was created. The anticipated benefits from the completion of the TKO Transactions may not be achieved if the businesses of WWE and UFC are not successfully integrated as planned. WWE and UFC have been operated as independent businesses, and our management may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at WWE and UFC, managing the increased scale and scope of the businesses under TKO, identifying and eliminating duplicative programs, and retaining key personnel. If the businesses of WWE and UFC are not successfully integrated, the anticipated benefits of the TKO Transactions may not be realized fully or at all or may take longer to realize than expected. Actual synergies, if achieved, may be less than expected and may take longer to achieve than anticipated.

The integration of the businesses of WWE and UFC has been, and may continue to be, complex and time consuming and require substantial resources and effort. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized as a result. The integration process and other disruptions resulting from the TKO Transactions may also disrupt WWE’s or UFC’s ongoing businesses operations and/or adversely affect WWE’s or UFC’s relationships with employees, customers, clients, partners, regulators and others with whom WWE and UFC have business or other dealings. Such consequences of the integration process may adversely affect our business and results of our operations, or our ability to maintain an effective system of internal control over financial reporting.

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

TKO OpCo has agreed to indemnify TKO for certain tax liabilities attributable to taxable periods (or portions thereof) ending on or prior to the completion of the combination of UFC and WWE, and this indemnification could adversely affect the liquidity and financial condition of TKO OpCo.

Under the terms of the transaction documentation governing the combination of UFC and WWE, TKO OpCo has generally agreed to indemnify TKO and its affiliates for tax liabilities attributable to WWE and its subsidiaries for taxable periods ending on or prior to the completion of the TKO Transactions, subject to certain exceptions. Given our interest in TKO OpCo, these indemnification obligations will indirectly subject us to risks and potential exposures attributable to the business conducted by WWE for periods prior to the business combination involving WWE and UFC, and to exposure for income taxes otherwise payable by TKO. The persons who will make decisions regarding the conduct and indemnification claims that will be made in connection with any tax audits or examinations with respect to the business conducted by WWE may be subject to conflicts of interest with respect to such matters considering the ownership interests they may own in us and/or TKO, and any tax liabilities for which TKO OpCo is responsible in connection with such arrangements could adversely affect the results and cash flows of TKO OpCo and could impair the value of our interest in TKO OpCo.

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

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, as a group, control approximately 94.9% of the combined voting power of our common stock as of December 31, 2024 as a result of their ownership of shares of our Class A common stock and Class X common stock, each share of which is entitled to 1 vote on all matters submitted to a vote of our stockholders, and Class Y common stock, each share of which is entitled to 20 votes on all matters submitted to a vote of our stockholders.

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders collectively have the ability to substantially control our Company, including the ability to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and stockholder amendments to our bylaws, and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer, or even prevent an acquisition by a third party or other change of control of our Company, and may make some transactions more difficult or impossible without the support of Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, even if such events are in the best interests of minority stockholders. This concentration of voting power may have a negative impact on the price of our Class A common stock. In addition, because shares of our Class Y common stock each have 20 votes per share on matters submitted to a vote of our stockholders, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will be able to control our Company as long as they own Class Y common stock representing more than a majority of the total voting power of our issued and outstanding common stock, voting together as a single class. As of December 31, 2024, Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders will continue to control the outcome of matters submitted to stockholders so long as they collectively hold 113,972,867 shares of Class Y common stock, which represents 16.7% of the outstanding shares of all our common stock outstanding. As of December 31, 2024, holders of Class Y common stock would continue to control the outcome of matters submitted to stockholders where Class Y common stock represents 16.7% of the outstanding shares of all our common stock.

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

We cannot predict whether our multiple share class capital structure, combined with the concentrated control by Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders, will result in a lower trading price or greater fluctuations in the trading price of our Class A common stock, or will result in adverse publicity or other adverse consequences. In addition, some indices are considering whether to exclude companies with multiple share classes from their membership. For example, from July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash for, make payments on or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control and could impact our ability to continue as a going concern.

We have a substantial amount of indebtedness. As of December 31, 2024, we had an aggregate of $5.7 billion outstanding indebtedness, including a $2.2 billion term loan under our Senior Credit Facilities scheduled to mature on May 18, 2025 (the “Term Loan Indebtedness”).

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

Despite this substantial indebtedness, we may still have the ability to incur significantly more debt. The incurrence of additional debt could increase the risks associated with this substantial leverage, including our ability to service this indebtedness. In addition, because a portion of the borrowings under our Senior Credit Facilities and our Margin Loan Facility bears interest at a variable rate, our interest expense could increase, exacerbating these risks. A 1% increase in the interest rates charged on the outstanding amount of our floating rate debt would increase our annual interest expense by $56 million.

As a result of the upcoming maturity of the Term Loan Indebtedness, the Company has evaluated plans over the next twelve months beyond the date the audited consolidated financial statements included elsewhere in this Annual Report are issued to secure additional liquidity which include, but are not limited to, (i) repayment or refinancing of the Term Loan Indebtedness as part of the Merger-Related Transactions, (ii) reducing discretionary capital and operating expenses (iii) obtaining additional facilities from banks and renewal of existing bank borrowings and (iv) proceeds from asset sales. If the Merger-Related Transactions do not close when expected, if at all, or if we are unable to refinance or otherwise extend the Term Loan Indebtedness prior to the scheduled maturity date, we do not expect to have sufficient cash on hand to repay such Term Loan Indebtedness upon maturity, which would have an adverse effect on our business, financial condition, and operating results in the event the lenders declare an event of default and exercise their rights and remedies under the Senior Credit Facilities. The Company may not be successful in securing additional liquidity or refinancing its outstanding indebtedness, and the feasibility of some of these plans is contingent upon factors outside of the control of the Company. As such, this uncertainty raises substantial doubt about its ability to continue as a going concern.

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

Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders control, as a group, more than 50% of our combined voting power for the election of directors. As a result, we are considered a "controlled company" for the purposes of NYSE rules and corporate governance standards, and therefore we are permitted to, and we intend to, elect not to comply with certain corporate governance requirements of the NYSE, including those that would otherwise require our board of directors to have a majority of independent directors and require that we either establish Compensation and Nominating and Corporate Governance Committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the rules and corporate governance standards of NYSE, and the ability of our independent directors to influence our business policies and affairs may be reduced. For so long as we remain a public company, we expect to remain a controlled company until Messrs. Emanuel and Whitesell, Executive Holdcos, and the Silver Lake Equityholders no longer control, as a group, more than 50% of our combined voting power. Each member of our control group holds Class A common stock and Class X common stock, each of which has 1 vote per share, and Class Y common stock, which has a 20-vote per share feature. The shares of Class Y common stock held by our control group will be canceled/redeemed for no consideration upon the earlier of (i) the disposition of (a) the paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock) and (b) the shares of Class A common stock (as a result of a redemption of paired Endeavor Operating Company Units (and the corresponding shares of Class X common stock)) paired with such Class Y common stock, as applicable, and (ii) with respect to all shares of Class Y common stock, a Triggering Event. Because there is no time-based sunset date for our Class Y common stock, we may continue to be a controlled company indefinitely.

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

We have entered into a tax receivable agreement with certain of our pre-IPO investors and certain affiliates of our pre-IPO investors, including certain members of pre-IPO management holding vehicles, and certain of the Other UFC Holders or their affiliates (the "Post-IPO TRA Holders"). The tax receivable agreement provides for the payment by us to the Post-IPO TRA Holders (or their transferees of Endeavor Operating Company Units or other assignees) of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of (i) any tax basis in the assets of Endeavor Operating Company and certain of its subsidiaries resulting from (a) the acquisition of equity interests in Endeavor Operating Company from certain of our pre-IPO investors and the acquisition of interests in Endeavor Operating Company from certain of the Other UFC Holders, (b) future redemptions or exchanges by us of Endeavor Operating Company Units from members of Endeavor Operating Company (other than Endeavor Manager) in exchange for shares of our Class A common stock or cash or (c) payments made under the tax receivable agreement, (ii) any net operating losses or certain other tax attributes of certain pre-IPO investors or Other UFC Holders that are available to us to offset income or gain earned after the mergers undertaken in connection with our IPO, (iii) any existing tax basis associated with Endeavor Operating Company Units, the benefit of which is allocable to us as a result of the exchanges of such Endeavor Operating Company Units for shares of our Class A common stock or cash, and (iv) tax benefits related to imputed interest deemed arising as a result of payments made under the tax receivable agreement. The tax receivable agreement makes certain simplifying assumptions regarding the determination of the cash savings that we realize or are deemed to realize from the covered tax attributes, which may result in payments pursuant to the tax receivable agreement in excess of those that would result if such assumptions were not made (and that are in excess of the payments that would have been made if the tax receivable agreement were based on our actual tax savings).

The actual tax benefit, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreement constituting imputed interest. Future payments under the tax receivable agreement could be substantial. The payments under the tax receivable agreement are not conditioned upon any Post-IPO TRA Holder’s continued ownership of us. Undertaking material transactions like the combination of the businesses of UFC and WWE will affect our cash flows, tax liabilities and TRA obligations, including by changing the income and tax profile of Endeavor Operating Company and its subsidiaries, the attributes that will be available to Endeavor Operating Company and its Subsidiaries, and the consequences of the assumptions that are utilized to calculate payments made under the tax receivable agreement. In addition, if Post-IPO TRA Holders participate in an increased number of transfers of Endeavor Operating Company Units to the Company in transactions that give rise to additional potential entitlements under the tax receivable agreement (e.g., in connection with the pendency of the Merger-Related Transactions), our obligations under the tax receivable agreement could increase.

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

Risks Related to Our Class A Common Stock

The Merger Agreement requires us to pay quarterly cash dividends.

We have declared and paid quarterly cash dividends since September 2023. Such cash dividends were, and any future cash dividends will be, paid from Endeavor Operating Company to its common unit holders, including EGH, which, in turn, paid and will pay its portion as dividends to holders of shares of our Class A common stockholders. The Merger Agreement also requires that we, in each calendar quarter prior to the closing of the Merger-Related Transactions, declare and pay a dividend in respect of each issued and outstanding share of our Class A common stock at a price equal to $0.06 per share. Any future declaration, amount and payment of dividends depends upon factors, such as our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. In addition, both the Credit Facilities and the UFC Credit Facilities contain restrictions on our ability to make distributions and other payments from the respective credit groups and which therefore limit our ability to receive cash from our operating units to make dividends to the holders of Class A common stock, subject to specified exceptions. Although we currently intend to continue to pay regular quarterly cash dividends, we cannot provide any assurances that any such regular dividends will be paid in at least this specified amount or at this frequency, if at all.

The price of our Class A common stock may be volatile, and holders of our Class A common stock may be unable to resell their Class A common stock at or above their purchase price or at all.

The market price for our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•	the Merger-Related Transactions;

•	announcements relating to strategic transactions;

•	trends and changes in consumer preferences in the industries in which we operate;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer and advertising marketplaces;

•	changes in key personnel;

•	our entry into new markets;

•	changes in our operating performance;

•	investors’ perceptions of our prospects and the prospects of the businesses in which we participate;

•	fluctuations in quarterly revenue and operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	fluctuations in the stock price or market valuations of TKO, our majority-owned, publicly traded subsidiary, whose stock price may also fluctuate significantly in response to a number of factors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;

•

changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet such estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	the development and sustainability of an active trading market for our Class A common stock;

•	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•	the inclusion, exclusion, or deletion of our Class A stock from any trading indices;

•	future sales of our Class A common stock by our officers, directors, and significant stockholders;

•	other events or factors, including those resulting from system failures and disruptions, severe weather events, natural disasters, wars, acts of terrorism, or responses to such events;

•

changes in financial markets or general economic conditions, including, for example, due to the effects of recession or slow economic growth in the U.S. and abroad, interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war, acts of terrorism, and pandemics or other public health crises;

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

For so long as we remain a public company, our costs may increase, and the regular operations of our business may be disrupted.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. For so long as we remain a public company, this could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and would intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with applicable laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, which could have an adverse effect on our business, financial condition, and results of operations.

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

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our activities and diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining our provision for income taxes and our deferred tax assets and liabilities. Tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate and adversely affect our financial results.

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

A 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into federal law. The IRA provides for, among other things, a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a "covered corporation"). Because we are a Delaware corporation and our securities are trading on the NYSE, we are a "covered corporation" for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any future repurchases could give rise to liabilities in connection with this excise tax, which could increase our costs and adversely affect our operating results.

Holders of Class A common stock could incur tax liabilities in connection with the Merger.

The exchange of Class A common stock for cash in connection with the Merger will generally be a taxable transaction for United States federal income tax purposes. A holder of Class A common stock that is subject to U.S. federal income taxation that receives cash in the Merger in a transaction treated as a sale and exchange of their Class A common stock will generally recognize taxable gain or loss for United States federal income tax purposes as a result of the Merger. Holders who immediately after the Merger-Related Transactions will retain or hold any securities or interests in the Company (or that may be treated as retaining or holding any securities or interests in the Company, including constructively through certain attribution rules) may be subject to different rules that could alter the U.S. federal income tax consequences of the Merger to them. Holders who own or are considering an investment in our Class A common stock are urged to consult their tax advisors regarding the tax consequences to them of the Merger-Related Transactions in their particular circumstances.

General Risk Factors

We may face labor shortages that could adversely affect our business.

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

Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the U.S. Dollar. We cannot, however, predict the effect of exchange rate fluctuations upon future operating results. Although we cannot predict the future relationship between the U.S. Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, we recorded a foreign exchange rate net gain of $(5.7) million for the year ended December 31, 2024. See Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk—Foreign currency risk."

Costs associated with, and our ability to, obtain insurance could adversely affect our business.

Heightened concerns and challenges regarding property, casualty, liability, business interruption, cancellation, cybersecurity and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. The COVID-19 pandemic, for example, adversely impacted the insurance markets we rely on for coverage and depending on its duration and the associated insurance claims volumes could adversely impact both the coverage options available to us in the future as well as the premium costs we are required to pay for those coverages in the future. Pandemic coverage is no longer available in retail markets, and where available in captive or re-insurance markets, remains cost prohibitive with limited terms and conditions which may not be deemed commercially viable for use. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost and with reasonable deductibles. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits and reasonable deductibles will not adversely impact our profitability, thereby possibly impacting our operating results and growth. We have a significant investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of people.

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

The Group of Twenty (the "G20"), the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition, and results of operations. The U.S. government may also enact significant new changes to trade policies and tariffs with respect to countries where we or our customers operate, and such regions could take retaliatory action, which could have a material and adverse effect on our business, results of operations and financial condition.

In addition, the OECD has announced an accord commonly referred to as "Pillar Two" to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us or our stockholders. We cannot predict whether the U.S. Congress or any other governmental body, whether in the United States or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the IRS or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any additional guidelines on global taxation or whether member states will implement such guidelines, nor can we predict what effect such legislation, regulations or international guidelines might have. Changes to existing laws and regulations in connection with Pillar Two or other proposals could adversely affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our security approach is aligned with applicable security and/or technical requirements and best practices established by National Institute of Standards and Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that our information security team uses the NIST CSF as the framework for helping us to identify, assess, and manage cybersecurity risks relevant to our business.

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

We use a defense-in-depth strategy across our business applications and systems, including database encryption, encryption for laptops/desktops, endpoint-security solutions including network filtering, anti-virus, endpoint firewalls, endpoint detection/response, patch and security configuration management and monitoring through our use of a Security Information and Event Management ("SIEM") system. The SIEM is monitored by our Security Operations Center ("SOC"). Our network and applications require multi-factor authentication, and logins are monitored for unusual activity by our SOC function. The enterprise network is protected by stateful firewalls, which are also monitored via our SOC. Our dedicated cybersecurity team engages third parties to conduct periodic infrastructure, application, compliance, and security operations testing, and threats/findings are managed through our risk-register and governance processes.

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

Cybersecurity Governance

Our Board, including the Governing Body, considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of the Board (the "Audit Committee") oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from management on our cybersecurity risks, and also receives, at least annually, a detailed briefing from management on our cyber risk management program’s status including all strategic initiatives. In addition, management updates the Audit Committee, as necessary, regarding potentially significant cybersecurity incidents consistent with written escalation protocols, as well as incidents with lesser impact potential. The Audit Committee members also receive presentations on cybersecurity topics from our Chief Compliance Officer, Chief Information Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The full Board and the Governing Body receive regular updates regarding the Audit Committee’s activities.

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

Item 2. Properties

The following table sets forth the location, general character and segments utilizing our significant corporate and other facilities as of December 31, 2024. We own the corporate offices and studio in Las Vegas, Nevada listed below, and we lease the other properties listed. The leases expire at various times through 2037, subject to renewal and early termination options. We consider each of these properties to be in good condition, adequate for its purpose and our current needs, and suitably utilized according to the individual nature and requirements of the relevant operations.

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

In addition, we lease several other offices that are not material to our operations. See Note 20, "Leases," to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on our lease commitments.

Item 3. Legal Proceedings

From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 21, "Commitments and Contingencies," to our audited consolidated financial statements included elsewhere in this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is listed and traded on the NYSE under the symbol "EDR."

Holders

As of January 31, 2025, there were approximately 14 registered holders of our outstanding Class A common stock, 256 registered holders of our outstanding Class X common stock, and 7 registered holders of our outstanding Class Y common stock. These numbers do not include "street name" or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

For information regarding dividends paid in the year ended December 31, 2024 and any future payment of dividends, including a variety of factors that our board of directors will take into account in determining any future dividend payment decisions, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical liquidity and capital resources." Because we are a holding company, our cash flow and ability to pay dividends depends upon the financial results and cash flows of our operating subsidiaries and the distribution or other payment of cash to us in the form of dividends or otherwise from Endeavor Operating Company. See Part I, Item 1A. "Risk Factors—Risks Related Our Class A Common Stock—The Merger Agreement Requires us to pay quarterly cash dividends."

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

Repurchase of Equity Securities

None.

Stock Performance Graph

The following graph illustrates the total return from April 29, 2021 (the date our Class A common stock began trading on NYSE) through December 31, 2024, for (i) our Class A common stock, (ii) the S&P 500 Index, and (iii) the S&P 500 Media and Entertainment Industry Group Index. The graph assumes that $100 was invested on April 29, 2021 in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Media and Entertainment Industry Group Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Indexed TSR
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
4/29/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
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

Agreement and Plan of Merger

In April 2024, following our review to evaluate strategic alternatives, we entered into the Merger Agreement, pursuant to which affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of our stock that it does not already own (other than certain equity interests held by certain current directors and executive officers of the Company and any other Rollover Holders (the "Rollover Interests")). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, equityholders of Endeavor, Endeavor Operating Company and Endeavor Manager are to receive $27.50 in cash per share or unit, as applicable. The Merger Agreement also requires the Company to, in each calendar quarter prior to the closing, declare and pay a dividend in respect of each issued and outstanding share of the Company’s Class A common stock at a price equal to $0.06 per share. Completion of the Merger-Related Transactions is subject to certain customary closing conditions, including required regulatory approvals.

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

Completion of the Merger-Related Transactions is not subject to a financing condition, and the Merger-Related Transactions are to be financed through a combination of new and reinvested equity from Silver Lake and additional capital by other third-party investors; the Rollover Interests; and new debt financing. The Merger-Related Transactions are expected to close by the end of the first quarter of 2025. Upon completion, our common stock will no longer be listed on any public market. For a discussion of risks relating to the Merger-Related Transactions, see Part I, Item 1A., Risk Factors.

Asset dispositions

In October 2024, the EDR Parties entered into an agreement with the TKO Parties (the “TKO Transaction Agreement”), pursuant to which TKO OpCo will acquire Professional Bull Riders ("PBR"), On Location, and certain of the IMG businesses for total consideration of $3.25 billion, based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024. The EDR Parties will receive approximately 26.1 million common units of TKO OpCo and will subscribe for an equal number of shares of TKO Class B common stock, subject to purchase price adjustments to be settled in cash and equity. Upon the close of the TKO Asset Acquisition, the EDR Parties are expected to own approximately 61% of the voting power of TKO through its holdings of TKO Class A common stock and common units of TKO OpCo. The TKO Asset Acquisition is expected to close in the first quarter of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of required regulatory approvals and the affirmative vote of holders of a majority of the voting power of TKO common stock in favor of adopting the transaction agreement (which has been satisfied by delivery of a written consent by such stockholders). The TKO Asset Acquisition will be accounted for as a common control transaction between the companies.

In October 2024, we commenced a review and potential sale of certain assets within our events portfolio, including but not limited to the Miami Open and the Madrid Open tennis tournaments and art platform, Frieze. As a result, such assets and liabilities are reflected as held for sale in the consolidated balance sheet as of December 31, 2024.

In November 2024, we entered into an agreement with OB Global Holdings LLC, an entity affiliated with Mr. Emanuel and certain members of OpenBet management, pursuant to which OB Global Holdings LLC will acquire OpenBet and IMG ARENA for total consideration of approximately $450.0 million (the "OpenBet Acquisition"), subject to certain adjustments, consisting of (i) a $100.0 million cash payment, subject to specified adjustments as set forth in the agreement, and (ii) an unsecured promissory note with a make-whole value of approximately $350.0 million upon the occurrence of certain events, including a voluntary prepayment or a change of control of OB Global Holdings LLC.

Segments

We operate our business in three reportable segments in our continuing operations as of December 31, 2024: (i) Owned Sports Properties; (ii) Events, Experiences & Rights; and (iii) Representation.

As contemplated in the Merger Agreement, we initiated a process to sell certain of our businesses. During the second quarter of 2024, we began to actively market the businesses comprising our SD&T segment, and in November 2024, signed a definitive agreement for the OpenBet Acquisition. As a result, the assets and liabilities are considered held for sale, and we determined the SD&T segment continued to meet the definition of a discontinued operation as of December 31, 2024; and, as such, we have recast our financial statements to present the SD&T segment as discontinued operations for all periods.

Owned Sports Properties

Our Owned Sports Properties segment is comprised of a unique portfolio of premium sports and entertainment properties, including UFC, WWE, PBR and Euroleague.

Through the UFC, the world’s premier professional MMA organization, we produce more than 40 live events annually which are broadcast in over 170 countries and territories to over 950 million TV households. UFC is among the most popular sports organizations in the world, reaching a global audience through an increasing array of global broadcast license agreements and our owned FIGHT PASS streaming platform. The value of our content is demonstrated by our licensing arrangements with ESPN and other international broadcasters and our increasing consumer engagement is evidenced by the overall follower growth and engagement across our social channels - now reaching over approximately 299 million followers.

In September 2023, we completed the TKO Transactions involving the business combination of WWE and TKO OpCo, which owns and operates UFC. As part of the TKO Transactions, among other things, a new, publicly listed company, TKO was formed. As a result of the TKO Transactions, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in the operating subsidiary, TKO OpCo, which owns all of the assets of the UFC and WWE businesses after the closing of the TKO Transactions, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100.0% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis.

WWE, the recognized global leader in sports entertainment, produces and distributes unique and creative content through various channels, including content rights agreements for its flagship programs, Raw, SmackDown and NXT, premium live event programming, monetization across social media outlets, live events, and licensing of various WWE themed consumer products. WWE has over 700 million fans and approximately 382 million social media followers, inclusive of talent pages. WWE counts nearly 106 million YouTube subscribers, making it one of the most viewed YouTube channels globally, and its year-round programming is available in over one billion households across approximately 160 countries and territories.

In addition, we own PBR, the world's premier bull riding organization, featuring more than 1,000 bull riders competing in more than 250 events each year. PBR’s total live event attendance has increased by 125% since PBR was acquired by Endeavor in 2015. The organization has launched several event series since the acquisition and introduced a new league, PBR Teams, in 2022. In 2024, PBR entertained more than 1.4 million fans across its tour events and grossed its highest ever annual consumer ticketing revenue.

We have a 20-year partnership with Euroleague basketball, which is expected to run through the 2035-36 season, to manage and capitalize on all of the commercial business of the league, including media rights, sponsorship, content production, licensing, digital distribution, events staging, and hospitality, for which we receive a management fee.

At the end of 2021 and in January 2022, we acquired ten Major League Baseball Professional Development League clubs (the "PDL Clubs"), which were being operated under the Diamond Baseball Holdings ("DBH") umbrella. In September 2022, we sold the DBH business, including the PDL Clubs, to Silver Lake, stockholders of the Company, for an aggregate purchase price of $280 million cash.

Events, Experiences & Rights

In our Events, Experiences & Rights segment, we own and/or, operate, or represent hundreds of global events annually, including live sports events covering 15 sports globally, art fairs and music, culinary and lifestyle festivals and major attractions. We own and operate many of these events, including the Miami Open and Madrid Open, Frieze art fairs, The Armory Show, EXPO CHICAGO, Barrett-Jackson, and Hyde Park Winter Wonderland. We also operate other events on behalf of third parties, including the Chevron Championship and AIG Women’s Open. Through On Location, we provide premium live event experiences globally, servicing more than 1,200 events and experiences for sporting and music events such as the Super Bowl, FIFA World Cup 2026, the Aer Lingus Classic college football game, the Ryder Cup, the NCAA Final Four, Coachella, and the 2024, 2026, and 2028 Olympic and Paralympic Games.

We are one of the largest global distributors of sports programming. We manage, advise on, and/or sell media rights globally on behalf of more than 150 rights holders such as the International Olympic Committee, the ATP and WTA Tours, CONMEBOL, and the NHL, as well as for our owned assets and channels. Our production business is one of the largest creators of sports programming, responsible for more than 30,000 of hours of content on behalf of federations, associations and events, including the English Premier League, MLS, The R&A, Saudi Pro League, DP World Tour, and our owned assets, like UFC and WWE, as well as owned channel Sport 24. We broker and build commercial partnerships for owned properties and clients including The R&A, the AELTC, SailGP, FIFA, the Leagues Cup, and CAF.

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

Sports Data & Technology

The SD&T segment includes OpenBet, which specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre. As contemplated in the Merger Agreement with Silver Lake, which was executed in April 2024, we initiated a process to sell certain of our businesses. During the second quarter of 2024, we began to actively market the businesses comprising our SD&T segment; and in November 2024, we signed a definitive agreement for the OpenBet Acquisition. As a result, the assets and liabilities are considered held for sale, and we determined the SD&T segment continued to meet the definition of a discontinued operation in the year ended December 31, 2024; and, as such, we have recast our financial statements to present the SD&T segment as discontinued operations.

Components of Our Operating Results

Revenue

In our Owned Sports Properties segment, we primarily generate revenue via media rights fees, pay-per-view, sponsorships, ticket sales, subscriptions, and license fees. In our Events, Experiences & Rights segment, we primarily generate revenue from media rights sales, production service and studio fees, sponsorships, ticket and premium experience sales, subscriptions, streaming fees, profit sharing, commissions and tuition prior to the sale of the Academy. In our Representation segment, we generate revenue primarily through commissions, packaging fees, marketing and consulting fees, production fees, and content licensing fees. In our Sports Data & Technology segment, which is presented as discontinued operations, we primarily generate revenue via media and data rights fees, software license fees, and service fees, by providing media, data and technology platforms that offer tailored solutions for sportsbooks as well as trading and pricing solutions.

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

After consummation of the IPO and the reorganization transactions, we became subject to U.S. federal, state and local income taxes with respect to taxable income of Endeavor Operating Company that is allocable to Endeavor Manager, and we are taxed at the prevailing corporate tax rates. Endeavor Operating Company makes distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the tax receivable agreement ("TRA"). The Company entered into the TRA with certain persons that held direct or indirect interests in EOC and UFC Parent prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH realizes or is deemed to realize (determined by using certain assumptions) as further described below under "Liquidity and Capital Resources—Future sources and uses of liquidity—Tax receivable agreement."

RESULTS OF OPERATIONS

The following is a discussion of our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$7,110,982	$5,490,777	$5,007,603
Operating expenses:
Direct operating costs	3,297,728	2,211,918	1,929,247
Selling, general and administrative expenses	3,351,405	2,590,173	2,277,106
Depreciation and amortization	539,052	310,204	248,732
Impairment charges	75,707	74,912	689
Total operating expenses	7,263,892	5,187,207	4,455,774
Operating (loss) income from continuing operations	(152,910)	303,570	551,829
Other (expense) income:
Interest expense, net	(407,792)	(346,237)	(282,350)
Tax receivable agreement liability adjustment	(12,591)	40,635	(873,264)
Other income, net	2,971	783,680	479,691
(Loss) income from continuing operations before income taxes and equity losses of affiliates	(570,322)	781,648	(124,094)
(Benefit from) provision for income taxes	(52,133)	208,890	(657,698)
(Loss) income from continuing operations before equity losses of affiliates	(518,189)	572,758	533,604
Equity losses of affiliates, net of tax	(13,940)	(21,018)	(223,604)
(Loss) income from continuing operations, net of tax	(532,129)	551,740	310,000
(Loss) income from discontinued operations, net of tax	(682,632)	5,729	11,664
Net (loss) income	(1,214,761)	557,469	321,664
Less: Net (loss) income attributable to non-controlling interests	(432,347)	200,953	192,531
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(782,414)	$356,516	$129,133

Revenue

Revenue increased $1,620.2 million, or 29.5%, to $7,111.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

•
Owned Sports Properties increased by $1,169.2 million, or 64.4%. WWE, which was acquired in September 2023, contributed $1,015 million to the increase. At the UFC, the increase was driven by increases in sponsorships, live event revenue, and site fees, as well as higher media rights fees from increases in contractual revenues. Additionally, at PBR, the increase was driven by an increase in team-related revenue, a new media deal, which has been subsequently cancelled, and increases in sponsorships and ticket sales.
•
Events, Experiences & Rights increased by $355.4 million, or 16.4%. The increase was primarily driven by higher events and performance revenue due to increases from the Paris Olympics, the Super Bowl, the Miami Open, and the Madrid Open, partially offset by the sale of the Academy in June 2023.

•
Representation increased by $143.2 million, or 9.3%. The increase was primarily driven by growth in our agency business in talent, music, and sports, as well as an increase in our nonscripted business, primarily due to an acquisition in 2024. These increases were partially offset by decreases in our marketing, licensing, and fashion businesses.

Revenue increased $483.2 million, or 9.6%, to $5,490.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

Direct operating costs

Direct operating costs increased $1,085.8 million, or 49.1%, to $3,297.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to $722 million in connection with the Paris Olympics and other event revenue increases mentioned above; $322 million related to WWE, which was acquired in September 2023; and in connection with the nonscripted revenue increase mentioned above. These increases were partially offset by the sale of the Academy in June 2023.

Direct operating costs increased $282.7 million, or 14.7%, to $2,211.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $127 million related to the acquisition of WWE in September 2023, $102 million in connection with the event revenue increases mentioned above, $43 million related to media production deals and $35 million related to content deliveries mentioned above. These increases were partially offset by a decrease related to the sales of the restricted Endeavor Content business and the DBH business recorded in 2022 and the Academy sale in June 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $761.2 million, or 29.4%, to $3,351.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was principally due to the settlement of the UFC class action lawsuit in the amount of $375.0 million; the inclusion of WWE, as well as higher cost of personnel and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions; cost of personnel other than TKO driven by the Olympics and growth in other businesses; and professional service costs, which includes our evaluation and execution of strategic alternatives, partially offset by the sale of the Academy.

Selling, general and administrative expenses increased $313.1 million, or 13.7%, to $2,590.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to professional advisor costs, bonuses and restructuring charges, including equity-based compensation expenses, related to the TKO Transactions; the inclusion of Barrett-Jackson and WWE during 2023; and cost of personnel, including equity-based compensation, driven by growth in the business and the continued investment ahead of the Olympics, which began in the second half of 2022, partially offset by the sales of the Academy and DBH.

Depreciation and amortization

Depreciation and amortization increased $228.8 million, or 73.8%, to $539.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by intangibles acquired through acquisitions partially offset by certain intangible assets becoming fully amortized.

Depreciation and amortization increased $61.5 million, or 24.7%, to $310.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by intangibles acquired through acquisitions partially offset by certain intangible assets becoming fully amortized.

Impairment charges

Impairment charges of $75.7 million for the year ended December 31, 2024 related to goodwill and intangibles in our Events, Experiences & Rights segment.

Impairment charges of $74.9 million for the year ended December 31, 2023 related to goodwill and intangibles in our Events, Experiences & Rights segment.

Impairment charges of $0.7 million for the year ended December 31, 2022 related to goodwill in our Events, Experiences & Rights segment.

Interest expense, net

Interest expense, net increased $61.6 million, or 17.8% to $407.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by the maturity of our interest rate swaps during the year, interest on payments under the TRA, and interest expense for finance leases acquired in the TKO Transactions, slightly offset by lower interest rates.

Interest expense, net increased $63.9 million, or 22.6% to $346.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by higher interest rates offset by lower indebtedness and our interest rate swaps.

Tax receivable agreement liability adjustment

For the years ended December 31, 2024 and 2023, we recorded adjustments of $(12.6) million and $40.6 million, respectively, for the TRA liability, which related to a change in estimates related to future TRA payments.

For the year ended December 31, 2022, we recorded a $873.3 million expense for the TRA liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

Other income, net

The income for the year ended December 31, 2024 included $7.1 million of gains from the sales of investments, $4.6 million of gains from changes in the fair value of equity investments, and $3.2 million of gains due to the change in the fair value of embedded foreign currency derivatives offset by losses of $10.9 million for the estimated loss on sale and asset impairments and $5.7 million for foreign currency transaction losses.

The income for the year ended December 31, 2023 included net gains of $743.7 million from the sales of certain businesses, of which $737.0 million was from the sale of our Academy business, $18.0 million for foreign currency transaction gains, a $10.1 million gain as a result of the reduction of our equity interest in Fifth Season, $4.7 million of gains for the change in the fair value of forward foreign exchange contracts and $2.5 million of gains due to the change in the fair value of embedded foreign currency derivatives.

The income for the year ended December 31, 2022 included a gain of $463.6 million for the sale of the restricted Endeavor Content business, a gain of $23.3 million for the sale of the DBH business and $15.1 million of gains from changes in the fair value of equity investments partially offset by $26.0 million for foreign currency transaction losses and $7.3 million of losses due to the change in the fair value of forward foreign exchange contracts.

(Benefit from) provision for income taxes

For the year ended December 31, 2024, we recorded a $52.1 million benefit from income taxes from continuing operations compared to a $208.9 million provision for income taxes from continuing operations for the year ended December 31, 2023. The tax benefit from income taxes from continuing operations in 2024 was primarily due to losses generated from business operations. The provision for income taxes from continuing operations in 2023 was primarily due to the gain on sale of the Academy and the acquisition of WWE, which results in additional income subject to corporate tax.

For the year ended December 31, 2023, we recorded a $208.9 million provision for income taxes from continuing operations compared to a $657.7 million benefit from income taxes from continuing operations for the year ended December 31, 2022. The provision for income taxes from continuing operations in 2023 was primarily due to the gain on sale of the Academy; the acquisition of WWE, which results in additional income subject to corporate tax; and an increase in the tax rate at EGH due to 2022 having a significant valuation allowance, which reduced the applicable rate in 2022. The benefit from income taxes from continuing operations in 2022 was primarily due to the release of a valuation allowance against certain deferred tax assets of $686.2 million associated with our TRA liability.

Equity losses of affiliates, net of tax

Equity losses of affiliates for the years ended December 31, 2024, 2023 and 2022 were $13.9 million, $21.0 million and $223.6 million, respectively. Our equity losses of affiliates from 2022 onwards include our equity interest we retained in the restricted Endeavor Content business, which we sold in January 2022.

For the year ended December 31, 2022, we recorded $129.7 million in equity losses resulting from losses related to our investment in Learfield IMG College. For the year ended December 31, 2022, our share of the results of Learfield IMG College included charges taken by Learfield IMG College resulting from their goodwill and indefinite-lived intangible asset impairments. As of December 31, 2023, our ownership interest in Learfield is less than 1% as a result of Learfield's recapitalization transaction that closed in September 2023.

During the years ended December 31, 2024, 2023 and 2022, other-than-temporary impairment charges were $2.9 million, $9.9 million, and $84.6 million, respectively, for its equity method investments, which were recognized within equity losses of affiliates in the consolidated statements of operations.

(Loss) income from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $682.6 million for the year ended December 31, 2024 compared to income from discontinued operations, net of tax of $5.7 million for the year ended December 31, 2023. The loss for the year ended December 31, 2024 related primarily to the write-down of the SD&T segment's carrying value to its estimated fair value less costs to sell of $525.9 million and the goodwill impairment charges of $205.9 million, partially offset by the benefit from income taxes of $138.2 million.

Income from discontinued operations, net of tax was $5.7 million for the year ended December 31, 2023 compared to income from discontinued operations, net of tax of $11.7 million for the year ended December 31, 2022. The change was primarily driven by an increase in direct operating costs at IMG Arena and the inclusion of OpenBet, which was acquired in September 2022.

Net (loss) income attributable to non-controlling interests

Subsequent to the IPO and associated reorganization transactions, non-controlling interests are primarily comprised of interests held by certain pre-IPO members of Endeavor Operating Company who retained their ownership interests in Endeavor Manager or Endeavor Operating Company and interests not held by the Company in TKO.

Net loss attributable to non-controlling interests was $432.3 million for the year ended December 31, 2024 compared to net income attributable to non-controlling interests of $201.0 million for the year ended December 31, 2023. The change was primarily due to the change in the amount of reported net loss for the year ended December 31, 2024, which included the loss from discontinued operations, versus the reported net income for the year ended December 31, 2023, which included the gain on the sale of the Academy.

Net income attributable to non-controlling interests was $201.0 million for the year ended December 31, 2023 compared to net loss attributable to non-controlling interests of $192.5 million for the year ended December 31, 2022. The change was primarily driven by the higher net income in the current year due to the higher gain recognized for the sale of the Academy business and the effect of the TKO Transactions.

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

The following tables display Revenue and Adjusted EBITDA for each of our segments for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Revenue:
Owned Sports Properties	$2,985,103	$1,815,880	$1,332,335
Events, Experiences & Rights	2,528,759	2,173,399	2,192,289
Representation	1,687,597	1,544,441	1,512,150
Eliminations	(90,477)	(42,943)	(29,171)
Total Revenue	$7,110,982	$5,490,777	$5,007,603
Adjusted EBITDA:
Owned Sports Properties	$1,274,518	$827,024	$648,158
Events, Experiences & Rights	(29,782)	228,140	294,818
Representation	405,684	391,114	469,757
Corporate and other	(334,452)	(305,817)	(305,835)

Owned Sports Properties

The following table sets forth our Owned Sports Properties segment results for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
(in thousands)
Revenue	$2,985,103	$1,815,880	$1,332,335
Direct operating costs	$998,184	$606,887	$433,808
Selling, general and administrative expenses	$711,509	$381,617	$247,744
Adjusted EBITDA	$1,274,518	$827,024	$648,158
Adjusted EBITDA margin	42.7%	45.5%	48.6%

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenue for the year ended December 31, 2024 increased $1,169.2 million, or 64.4%, to $2,985.1 million, compared to the year ended December 31, 2023. WWE, which was acquired in September 2023, contributed $1,015 million to the increase. UFC revenue increased $114 million, which was due to increases in sponsorships, live event revenue, and site fees, as well as higher media rights fees from increases in contractual revenues. PBR revenue increased $39 million primarily due to an increase in team-related revenue, a new media deal, which has been subsequently cancelled, and increases in sponsorships and ticket sales.

Direct operating costs for the year ended December 31, 2024 increased $391.3 million, or 64.5%, to $998.2 million, compared to the year ended December 31, 2023. The acquisition of WWE in September 2023 contributed $297 million to the increase. UFC costs increased $66 million and PBR costs increased $28 million driven by the growth in revenue.

Selling, general and administrative expenses for the year ended December 31, 2024 increased $329.9 million, or 86.4%, to $711.5 million, compared to the year ended December 31, 2023. The increase was primarily attributable to the inclusion of WWE, which was acquired in September 2023, as well as higher cost of personnel, travel expenses and other operating expenses, including TKO executive compensation and other public company expenses following the TKO Transactions.

Adjusted EBITDA for the year ended December 31, 2024 increased $447.5 million, or 54.1%, to $1,274.5 million, compared to the year ended December 31, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by increases in direct operating costs and selling, general and administrative expenses.

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

Events, Experiences & Rights

The following table sets forth our Events, Experiences & Rights segment results for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
(in thousands)
Revenue	$2,528,759	$2,173,399	$2,192,289
Direct operating costs	$1,984,607	$1,340,873	$1,269,610
Selling, general and administrative expenses	$579,487	$615,325	$638,229
Adjusted EBITDA	$(29,782)	$228,140	$294,818
Adjusted EBITDA margin	-1.2%	10.5%	13.4%

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenue for the year ended December 31, 2024 increased $355.4 million, or 16.4%, to $2,528.8 million, compared to the year ended December 31, 2023. Events and performance revenue increased $355 million primarily driven by increases from the Paris Olympics, the Super Bowl, the Miami Open, and the Madrid Open, partially offset by a decrease of $181 million at the Academy due to the sale in June 2023.

Direct operating costs for the year ended December 31, 2024 increased $643.7 million, or 48.0%, to $1,984.6 million, compared to the year ended December 31, 2023. The increase was primarily due to the Paris Olympics, partially offset by a decrease in costs related to the sale of the Academy.

Selling, general and administrative expenses for the year ended December 31, 2024 decreased $35.8 million, or 5.8%, to $579.5 million, compared to the year ended December 31, 2023. The decrease was primarily driven by $125 million due to the sale of the Academy in June 2023, partially offset by increased cost of personnel and advertising related to the Olympics.

Adjusted EBITDA for the year ended December 31, 2024 decreased $257.9 million, or 113.1% to $(29.8) million, compared to the year ended December 31, 2023. The decrease in Adjusted EBITDA was primarily driven by an increase in direct operating costs in excess of the increase in revenue, partially offset by decreases in selling, general and administrative expenses.

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

Representation

The following table sets forth our Representation segment results for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
(in thousands)
Revenue	$1,687,597	$1,544,441	$1,512,150
Direct operating costs	$342,209	$296,765	$251,863
Selling, general and administrative expenses	$939,777	$855,451	$790,032
Adjusted EBITDA	$405,684	$391,114	$469,757
Adjusted EBITDA margin	24.0%	25.3%	31.1%

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenue for the year ended December 31, 2024 increased $143.2 million, or 9.3%, to $1,687.6 million, compared to the year ended December 31, 2023. The increase was primarily driven by growth in our agency business in talent, music, and sports, as well as an increase in our nonscripted business, primarily due to an acquisition in 2024. These increases were partially offset by decreases in our marketing, licensing, and fashion businesses.

Direct operating costs for the year ended December 31, 2024 increased $45.4 million, or 15.3%, to $342.2 million, compared to the year ended December 31, 2023. The increase was primarily attributable to the increased costs in our nonscripted business, partially offset by the decrease in costs in our marketing and fashion businesses.

Selling, general and administrative expenses for the year ended December 31, 2024 increased $84.3 million, or 9.9%, to $939.8 million, compared to the year ended December 31, 2023. The increase was primarily driven by cost of personnel, including bonuses, and increased office and travel expenses.

Adjusted EBITDA for the year ended December 31, 2024 increased $14.6 million, or 3.7%, to $405.7 million, compared to the year ended December 31, 2023. The increase in Adjusted EBITDA was primarily driven by an increase in revenue, partially offset by the increases in direct operating costs and selling, general and administrative expenses.

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

The following table sets forth our results for Corporate and other for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
(in thousands)
Adjusted EBITDA	$(334,452)	$(305,817)	$(305,835)

Adjusted EBITDA for the year ended December 31, 2024 decreased $28.6 million, or 9.4% to $(334.5) million compared to the year ended December 31, 2023. The decrease was primarily driven by an increase in cost of personnel.

Adjusted EBITDA for the year ended December 31, 2023 was consistent with the year ended December 31, 2022.

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

Adjusted EBITDA

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net (loss) income	$(1,214,761)	$557,469	$321,664
Loss (income) from discontinued operations, net of tax	682,632	(5,729)	(11,664)
(Benefit from) provision for income taxes	(52,133)	208,890	(657,698)
Interest expense, net	407,792	346,237	282,350
Depreciation and amortization	539,052	310,204	248,732
Equity-based compensation expense (1)	214,686	254,028	209,380
Merger, acquisition and earn-out costs (2)	128,659	105,463	59,676
Certain legal costs (3)	27,465	41,067	14,274
Legal settlement (4)	375,000	—	—
Restructuring, severance and impairment charges(5)	147,778	125,610	13,258
Fair value adjustment - equity investments (6)	(4,218)	(985)	(12,029)
Equity method losses - Learfield IMG College and Endeavor Content (7)	12,411	11,113	218,566
Net gain on sale of the restricted Endeavor Content business (8)	—	—	(463,641)
Net gain on sale of the Academy business (9)	—	(736,978)	—
Tax receivable agreement liability adjustment (10)	12,591	(40,635)	873,264
Other (11)	39,014	(35,293)	10,766
Adjusted EBITDA	$1,315,968	$1,140,461	$1,106,898
Net (loss) income margin	(17.1%)	10.2%	6.4%
Adjusted EBITDA margin	18.5%	20.8%	22.1%

(1)
Equity-based compensation represents primarily non-cash compensation expense associated with our equity-based compensation plans.

The decrease for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to awards granted at the IPO under the Endeavor Group Holdings, Inc.'s 2021 Incentive Award Plan becoming fully vested partially offset by awards granted under the new TKO equity plan and the WWE plan assumed in connection with the TKO Transactions. Equity-based compensation was recognized in all segments and Corporate for the year ended December 31, 2024.

The increase for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to equity awards granted under the new TKO equity plan and the WWE plan assumed in connection with the TKO Transactions as well as new grants under the 2021 Incentive Award Plan. Equity-based compensation was recognized in all segments and Corporate and other for the year ended December 31, 2023.

(2)
Includes (i) certain costs of professional advisors related to mergers, acquisitions, dispositions or joint ventures and (ii) fair value adjustments for contingent consideration liabilities related to acquired businesses and compensation expense for deferred consideration associated with selling shareholders that are required to retain our employees.

Such costs for the year ended December 31, 2024 primarily related to professional advisor costs, which were approximately $124 million and includes approximately $97 million of costs related to our evaluation and execution of strategic alternatives, and related to our Representation and Owned Sports Properties segments and Corporate. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $5 million, which primarily related to our Representation and Events, Experiences & Rights segments.

Such costs for the year ended December 31, 2023 related to professional advisor costs and bonuses of approximately $101 million, which primarily related to the TKO Transactions, and primarily related to our Owned Sport Properties segment and Corporate and other. The bonuses and certain professional advisor costs were contingent on the closing of the TKO Transactions. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $5 million, which primarily related to our Events, Experiences & Rights and Representation segments.

Such costs for the year ended December 31, 2022 primarily related to professional advisor costs of approximately $40 million and related to all of our segments. Fair value adjustments for contingent consideration liabilities related to acquired businesses and acquisition earn-out adjustments were approximately $20 million, which primarily related to our Representation segment.

(3)
Includes costs related to certain litigation or regulatory matters, which related to our Owned Sports Properties and Events, Experiences & Rights segments and Corporate and other. The year ended December 31, 2023 includes a $20 million antitrust settlement, which related to our Owned Sports Properties segment.
(4)
Relates to a legal settlement in our Owned Sports Properties segment.
(5)
Includes certain costs related to our restructuring activities and non-cash impairment charges.

Such costs for the year ended December 31, 2024 primarily related to the impairments of goodwill and intangible assets of $76 million in our Events, Experiences & Rights segment, a loss of $28 million on certain assets sold in our Owned Sports Properties segment, restructuring expenses in all of our segments and Corporate and other, and the impairment of an asset in our Events, Experiences & Rights segment.

Such costs for the year ended December 31, 2023 primarily related to the impairments of intangible assets and goodwill in our Events, Experiences & Rights segment of approximately $75 million; and restructuring expenses across all of our segments and Corporate and other of approximately $40 million.

Such costs for the year ended December 31, 2022 primarily related to an investment impairment in our Events, Experiences & Rights segment, a write off of an asset in Corporate and other, and the restructuring expenses in our Events, Experiences & Rights and Representation segments.

(6)
Includes the net change in fair value for equity investments with and without readily determinable fair values, based on observable price changes.

(7)
Relates to equity method losses from the equity interest we retained in the restricted Endeavor Content business, which we sold in January 2022. For the year ended December 31, 2022, also relates to equity method losses from our investment in Learfield IMG College.

(8)
Relates to the gain recorded for the sale of the restricted Endeavor Content business, net of transactions costs of $15.0 million, which were contingent on the sale closing.

(9)
Relates to the gain recorded for the sale of the Academy business, net of transactions costs of $5.5 million, which were contingent on the sale closing.

(10)
For the years ended December 31, 2024 and 2023, the adjustment for the TRA liability related to a change in estimates of future TRA payments.

For the year ended December 31, 2022, includes the adjustment for the TRA liability related to the expected realization of certain tax benefits after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

(11)
For the year ended December 31, 2024, other was comprised primarily of losses of approximately $26 million for the estimated loss on sale and impairment of certain assets, which related to our Representation segment; debt restructuring costs of approximately $16 million, which related to our Owned Sports Properties segment; gains of approximately $7 million on the sales of investments, which related to our Representation and Events, Experiences & Rights segments and Corporate and other; losses of approximately $6 million on foreign currency exchange transactions, which related to all of our segments and Corporate and other; and a gain of approximately $3 million related to non-cash fair value adjustments of embedded foreign currency derivatives, which related to our Events, Experiences & Rights segment.

For the year ended December 31, 2023, other was comprised primarily of gains of approximately $18 million on foreign currency exchange transactions, which related to all of our segments and Corporate and other; gains of approximately $6 million on the sales of certain businesses, which relates to our Events, Experiences & Rights segment; a gain of approximately $5 million related to the change in the fair value of forward foreign exchange contracts, which related to our Events, Experiences & Rights segment and Corporate and other; a gain of approximately $5 million from the resolution of a contingency; a $3 million release of an indemnity reserve recorded in connection with an acquisition, which related to our Events, Experiences & Rights segment; and $3 million of costs related to our evaluation of strategic alternatives, which related to Corporate and other.

For the year ended December 31, 2022, other was comprised primarily of losses of approximately $26 million on foreign exchange transactions, which related to all of our segments and Corporate and other, a gain of approximately $23 million related to the sale of DBH, which related to our Owned Sports Properties segment and losses of approximately $7 million related to forward foreign exchange contracts which related to our Events, Experiences & Rights segment and Corporate and other.

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

Debt Facilities

As of December 31, 2024, we had an aggregate of $5.0 billion outstanding indebtedness under our first lien credit agreement entered into by certain of our subsidiaries in May 2014 in connection with the acquisition of IMG (as amended, restated, modified and/or supplemented from time to time, the "Credit Facilities") and UFC Holdings, LLC’s term loan and revolving credit facilities (the "UFC Credit Facilities" and, collectively with the Credit Facilities, the "Senior Credit Facilities"). As of December 31, 2024, we had total borrowing capacity of $455 million under the Senior Credit Facilities, of which approximately $427 million was available to borrow.

Credit Facilities

As of December 31, 2024, we had borrowed an aggregate of $2.2 billion of a term loan under the Credit Facilities. The loan bears interest at a variable interest rate equal to either, at our option, Term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment (as defined in the credit agreement), or the Alternate Base Rate (the "ABR") plus an applicable margin. SOFR term loans accrue interest at a rate equal to SOFR plus 2.75%, with a SOFR floor of 0.00%. ABR term loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.5%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.75%. The term loan under the Credit Facilities includes 1% principal amortization payable in equal quarterly installments and mature on May 18, 2025.

In May 2019, we executed $1.5 billion in interest rate hedges to swap a portion of our debt from floating interest expense to fixed. Originally, the LIBOR portion of the facility had been fixed at a coupon of 2.12% for five years commencing from June 2019 until June 2024. In June 2023, we executed amendments to transition the interest rate swaps from LIBOR to SOFR with a new average fixed coupon of approximately 2.05% effective July 31, 2023. These interest rate swaps matured during the quarter ended June 30, 2024. In August 2022, we entered into $750 million of an additional interest rate hedge to swap a portion of our debt from floating interest expense to fixed. Originally, the LIBOR portion of the facility had been fixed at a coupon of 3.162% commencing from August 2022 until August 2024. In June 2023, we executed an amendment to transition the interest rate swap from LIBOR to SOFR with a new fixed coupon of approximately 3.10% effective July 31, 2023. This interest rate swap matured during the quarter ended September 30, 2024. As of the third quarter of 2024, we longer have fixed rate interest on any portion of our term loan outstanding under the Credit Facilities; as such, our interest expense will increase in future quarters. See Note 11, "Debt," to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on the Credit Facilities.

The Credit Facilities also include a revolving credit facility which has $250.0 million of capacity with letter of credit and swingline loan sub-limits of up $20.0 million. Revolving credit facility borrowings under the Credit Facilities bear interest at a variable interest rate equal to either, at our option, SOFR plus a credit spread adjustment, or the ABR plus an applicable margin. SOFR revolving loans accrue interest at a rate equal to SOFR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. ABR revolving loans accrue interest at a rate equal to (i) the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) the prime rate, (c) SOFR for a one-month interest period plus 1.00% and (d) 1.00%, plus (ii) 1.00-1.50%, depending on the First Lien Leverage Ratio. We pay Letter of Credit fees of 0.125% and a commitment fee of 0.25-0.50%, based on our First Lien Leverage Ratio. As of December 31, 2024, we have no borrowings outstanding under this revolving credit facility and we had outstanding letters of credit of $28.2 million. In May 2024, we entered into an amendment to extend the maturity date of this revolving credit facility from November 18, 2024 to April 2, 2025 and increased the borrowing capacity from $200.0 million to $250.0 million.

The revolving facility under the Credit Facilities is subject to a financial covenant if greater than 35% of the borrowing capacity of the revolving credit facility is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $50.0 million) at the end of each quarter. This covenant was not applicable on December 31, 2024, as we did not utilize greater than thirty-five percent of the borrowing capacity.

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

UFC Credit Facilities

As of December 31, 2024, we had borrowed an aggregate of $2.8 billion of a first lien term loan under the UFC Credit Facilities. In November 2024, we entered into the fifth amendment ("Fifth Amendment"). The Fifth Amendment, among other things, (i) refinanced and replaced the outstanding first lien secured term loans with a new class of first lien secured term loans in an aggregate principal amount of $2.75 billion, which now mature on November 21, 2031, (ii) refinanced the existing secured revolving credit facility in an aggregate principal amount of $205.0 million, which now matures on November 21, 2029, and (iii) made certain other changes including as summarized below.

Borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal to SOFR plus 2.25%, with a SOFR floor of 0.00%. The term loan under the UFC Credit Facilities includes 1.00% principal amortization payable in equal quarterly installments and matures on November 21, 2031. See Note 11, "Debt" to our audited consolidated financial statements included elsewhere in this Annual Report for further detail on the UFC Credit Facilities.

The UFC Credit Facilities also include a revolving credit facility, which has $205.0 million of total borrowing capacity. Revolving credit facility borrowings under the UFC Credit Facilities bear interest at a variable interest rate equal SOFR plus 2.00-2.25%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. We pay a commitment fee on the revolving credit facility under the UFC Credit Facilities of 0.25-0.50% per annum on the unused balance. In April 2024, TKO borrowed $150.0 million under the revolving credit facility to fund a repurchase of its Class A common stock and repaid $150.0 million in June 2024. As of December 31, 2024, we had no borrowings outstanding under this revolving credit facility and no outstanding letters of credit.

The revolving credit facility under the UFC Credit Facilities is subject to a financial covenant at the end of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2025, if the sum of outstanding borrowings is the greater of (i) $85.0 million and (ii) 40% of the borrowing capacity of the revolving credit facility (excluding any letters of credit, whether drawn or undrawn). This covenant was not applicable on December 31, 2024, as we had no borrowings outstanding under this revolving credit facility.

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

Margin Loan Agreement

In September 2024, January Capital HoldCo, LLC, a wholly owned subsidiary of EOC, entered into a new five-year secured credit agreement (as amended, the "Margin Loan Agreement"), which matures on September 13, 2029. Under the Margin Loan Agreement, we may borrow up to $2.25 billion in term loans, subject to the borrowing criteria as defined in the agreement. The interest rate on the drawn amount under the Margin Loan Agreement is the 3-month SOFR (as defined therein) plus 3.0%, payable quarterly. At our election, interest may be paid in cash or in kind by increasing the principal amount of the outstanding borrowings under the Margin Loan Agreement. During the year ended December 31, 2024, $3.5 million of interest was paid in kind, increasing the principal amount of the outstanding borrowings. During the year ended December 31, 2024, the Company borrowed an aggregate of $675.1 million under the Margin Loan Agreement. The amount outstanding as of December 31, 2024 was $678.6 million.

As security for the Margin Loan Agreement, we have granted a first-priority lien to the lenders, pro rata to the amount of their commitments, on 83.1 million common units of TKO OpCo and a corresponding number of shares of TKO Class B common stock (collectively, the "Pledged Securities"). If we default on our obligations under the Margin Loan Agreement, then the lenders can declare all amounts outstanding under the Margin Loan Agreement, with accrued interest, to be immediately due and payable, and if we are unable to pay such amounts, the lenders may foreclose on the Pledged Securities and any other collateral that then secures borrowings under the Margin Loan Agreement.

Other Debt

As of December 31, 2024, we had certain other revolving line of credit facilities and long-term debt liabilities, primarily related to On Location, with total committed amounts of $62.9 million, of which none was outstanding and $62.9 million was available for borrowing based on the supporting asset base. Such facilities have maturity dates in 2025, bearing interest at rates of 2.75% plus SOFR.

Our On Location revolving credit agreement has $42.9 million of total borrowing capacity and letter of credit sub-limits of up to $3.0 million (the "OL Credit Facility"). As of December 31, 2024, we had no borrowings outstanding under the OL Credit Facility and no letters of credit outstanding. The OL Credit Facility matures on the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the Credit Facilities. The OL Credit Facility contains restrictions that are substantially similar to those in the Credit Facilities and the UFC Credit Facilities.

The OL Credit Facility is subject to a financial covenant if greater than 40% of the borrowing capacity is utilized (excluding cash collateralized letters of credit and non-cash collateralized letters of credit of up to $2.0 million) at the end of each quarter. This covenant was not applicable on December 31, 2024, as we had no borrowings outstanding under this revolving credit facility.

Cash Flows Overview

Years ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities from continuing operations	$467,509	$309,843	$481,206
Net cash (used in) provided by investing activities from continuing operations	(175,330)	787,790	67,217
Net cash used in financing activities from continuing operations	(55,682)	(734,158)	(549,909)

DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities	$(49,868)	$83,754	$21,728
Net cash used in investing activities	(53,991)	(57,339)	(771,752)
Net cash used in financing activities	(15,381)	—	—
Net cash flows (used in) provided by discontinued operations	$(119,240)	$26,415	$(750,024)

December 31, 2024 compared to December 31, 2023

Operating activities increased from $309.8 million of cash provided in the year ended December 31, 2023 to $467.5 million of cash provided in the year ended December 31, 2024. Cash provided in the year ended December 31, 2024 was primarily due to net loss for the year of $(532.1) million, which included non-cash items of $908.5 million, the increase in accrued liabilities of $302.4 million primarily due to the settlement of the UFC class action lawsuit, the net decrease in deferred costs and deferred revenue of $109.7 million due to the Paris Olympics, Super Bowl and other events occurring during the period, partially offset by the increase in other assets of $291.8 million due to FIFA costs and deferred media rights costs. Cash provided in the year ended December 31, 2023 was primarily due to net income for the year of $551.7 million, which included the gain on sale of the Academy and non-cash items totaling $(44.1) million, offset by increases in deferred costs of $280.6 million primarily due to the advanced payments made by us in the buildup to the Olympics.

Investing activities decreased from $787.8 million of cash provided in the year ended December 31, 2023 to $175.3 million of cash used in the year ended December 31, 2024. Cash used in the year ended December 31, 2024 primarily reflects payments for capital expenditures and investments in non-controlled affiliates totaling $241.4 million, partially offset by net cash proceeds received from the sale of assets and infrastructure improvement incentives totaling $59.9 million. Cash provided in the year ended December 31, 2023 primarily reflects net cash proceeds received from the sale of businesses of $1.077 billion, primarily driven by the sale of the Academy business, partially offset by payments for capital expenditures and investments in non-controlled affiliates totaling $304.6 million.

Financing activities decreased from $734.2 million of cash used in the year ended December 31, 2023 to $55.7 million of cash used in the year ended December 31, 2024. Cash used in the year ended December 31, 2024 primarily reflects acquisition of non-controlling interests, dividends, payments under the TRA and distributions of $442.3 million, $108.6 million, $62.5 million and $41.3 million, respectively, partially offset by net borrowings for debt of $621.3 million. Cash used in the year ended December 31, 2023 primarily reflects net payments for debt, acquisition of non-controlling interests, the repurchase of Class A common stock, distributions, dividends, and payments under the tax receivable agreement of $118.9 million, $237.4 million, $200.0 million, $70.7 million, $54.5 million, and $37.5 million, respectively.

Net cash flows for discontinued operations changed from $26.4 million of net cash provided in the year ended December 31, 2023 to $119.2 million of cash used in the year ended December 31, 2024. Net cash used in the year ended December 31, 2024 was primarily driven by net loss of $682.6 million, which included non-cash items totaling $649.4 million and a net decrease in cash from working capital, as well as cash used in investing for capital expenditures and investments in non-controlled affiliates, and cash used in financing for payments of deferred consideration related to business acquisitions. Net cash provided in the year ended December 31, 2023 was primarily driven by net income of $5.7 million, which included non-cash items totaling $66.9 million, and a net increase in cash from working capital offset by cash used in investing for capital expenditures and acquisitions.

December 31, 2023 compared to December 31, 2022

Operating activities decreased from $481.2 million of cash provided in the year ended December 31, 2022 to $309.8 million of cash provided in the year ended December 31, 2023. Cash provided in the year ended December 31, 2023 was primarily due to net income for the year of $551.7 million, which included the gain on sale of the Academy business and non-cash items totaling $(44.1) million, offset by the increase in deferred costs of $280.6 million primarily due to the advanced payments made by us in the buildup to the Olympics. Cash provided in the year ended December 31, 2022 was primarily due to net income for the year of $310.0 million, which included non-cash items totaling $410.4 million, offset by the increase in accounts receivable of $198.0 million and other current assets of $79.9 million due to timing of events.

Investing activities increased from $67.2 million of cash provided in the year ended December 31, 2022 to $787.8 million of cash provided in the year ended December 31, 2023. Cash provided in the year ended December 31, 2023 primarily reflects net cash proceeds received from the sale of businesses of $1.077 billion, primarily driven by the sale of the Academy business, partially offset by payments for capital expenditures and investments in non-controlled affiliates totaling $304.6 million. Cash provided in the year ended December 31, 2022 reflects net cash proceeds received primarily from the sale of the restricted Endeavor Content business and the DBH business of $924.8 million, offset primarily by payments for acquisitions of businesses, primarily for Madrid Open and Barrett-Jackson, of $684.3 million, as well as capital expenditures and investments in non-controlled affiliates totaling $179.2 million.

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

Net cash flows for discontinued operations changed from $750.0 million of net cash used in discontinued operations in the year ended December 31, 2022 to $26.4 million of cash provided by discontinued operations in the year ended December 31, 2023. Net cash provided in the year ended December 31, 2023 was primarily driven by net income of $5.7 million, which included non-cash items totaling $66.9 million, and a net increase in working capital offset by cash used in investing for capital expenditures and acquisitions. Net cash used in the year ended December 31, 2022 was primarily driven by the acquisition of OpenBet.

Future sources and uses of liquidity

Our sources of liquidity are (1) cash on hand, (2) cash flows from operations, (3) available borrowings under our Senior Credit Facilities (which borrowings would be subject to certain restrictive covenants contained therein) and under the Margin Loan Agreement, and (4) proceeds related to sales of certain businesses.

We expect that our primary liquidity needs will be cash to (1) provide capital to facilitate organic growth of our business, (2) fund future investments, acquisitions, and earn-outs and deferred purchase price payments from prior acquisitions, (3) pay operating expenses, including cash compensation to our employees, (4) fund capital expenditures, (5) pay the settlement of the Zuffa class action lawsuit, (6) pay interest and principal when due on our Senior Credit Facilities and under the Margin Loan Agreement, (7) pay EDR quarterly dividends as required per the Merger Agreement, (8) fund the purchases of TKO Class A common stock, (9) pay TKO quarterly dividends, (10) make payments under the TRA, (11) pay income taxes, and (12) make distributions to members.

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

Tax Receivable Agreement

Generally, we are required under the TRA to make payments to certain persons that held direct or indirect interest in EOC and UFC Parent prior to the IPO ("TRA Holders") that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the TRA. We will generally be entitled to retain the remaining 15% of these cash tax savings. Payments will be due only after we have filed our U.S. federal and state income tax returns. Payments under the TRA will bear interest from the due date of the tax return reflecting the applicable tax benefits. We currently expect to fund these payments from cash flows from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. The amounts payable under the TRA will vary depending upon a number of factors, including tax rates in effect, as well as the amount, character and timing of the taxable income of EGH in the future. As of December 31, 2024, we had a TRA liability of $881.5 million recorded for all exchanges that have occurred as of this date.

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

Contractual Obligations, Commitments and Contingencies

The following table represents our contractual obligations as of December 31, 2024, aggregated by type.

	Payments due by period
(in thousands)	Total	2025	2026-2027	2028-2029	After 2029
Long-term debt, principal repayments(1)	$5,720,198	$2,253,380	$68,965	$774,440	$2,623,413
Long-term debt, interest payments(2)	1,624,051	255,767	378,656	652,720	336,908
Operating lease liabilities(3)	565,067	93,705	167,858	92,163	211,341
Finance lease liabilities(4)	580,496	33,437	62,895	36,418	447,746
Purchase obligations/guarantees(5)	2,473,216	593,421	1,077,120	592,370	210,305
Total	$10,963,028	$3,229,710	$1,755,494	$2,148,111	$3,829,713

(1) The principal balance of certain term loans is repaid on a quarterly basis at an amortization rate of 0.25% per quarter, with the balance due at maturity. See Note 11, "Debt," to our audited consolidated financial statements included elsewhere in this Annual Report for further detail.

(2) Variable interest rate payments on our long-term debt are calculated based on the current interest rate as of December 31, 2024 and the scheduled maturity of the underlying loans. Interest payments also include a commitment fee of 0.5% that we are required to pay on the unused balance of our revolving credit facilities under the Senior Credit Facilities.

(3) Our operating leases are primarily for office facilities, equipment and vehicles. Certain of these leases contain provisions for rent escalations or lease concessions. The operating lease amounts in the above table exclude amounts for discontinued operations (described in Note 4, "Discontinued Operations and Held for Sale," to our audited consolidated financial statements included elsewhere in this Annual Report) of $2.4 million, $3.8 million, $2.1 million, and $0.8 million for the periods of 2025, 2026-2027, 2028-2029, and after 2029, respectively.

(4) Our finance lease liabilities are primarily related to the finance lease assets acquired as part of the acquisition of WWE as described in Note 5, "Acquisitions and Divestitures," to our audited consolidated financial statements included elsewhere in this Annual Report. Our finance lease payments include $334.4 million related to options to extend WWE’s global headquarters lease that are reasonably certain of being exercised.

(5) We routinely enter into purchase or guarantee arrangements for media, event or other representation rights. The purchase or guarantee arrangements in the above table include amounts for discontinued operations (described in Note 4, "Discontinued Operations and Held for Sale," to our audited consolidated financial statements included elsewhere in this Annual Report) of $231.7 million, $313.9 million, $225.9 million, and $140.6 million for the periods of 2025, 2026-2027, 2028-2029 and after 2029, respectively.

In addition, payment obligations due under the TRA as of December 31, 2024 total $881.5 million, of which $130.5 million will be paid in April 2025. The timing and amount of the remaining payments of $751.0 million is dependent upon a number of different considerations, which may include the amount of future taxable income and the realization (or deemed realization) of tax benefits subject to the TRA in each fiscal year. See "TRA" above.

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

Principal versus Agent

We enter into many arrangements that require management to determine whether we are acting as a principal or an agent. This determination involves judgment and requires evaluation as to whether the Company controls the goods or services before they are transferred to the customer. As part of this analysis, the Company considers whether we are primarily responsible for fulfillment of the promise to provide the specified service, have inventory risk and have discretion in establishing prices. For events, this determination is primarily based on whether an event is owned by us or whether we are providing an event management service. For bundled experience packages, including those sold by third parties, the determination is primarily based on whether we have control over the elements of the package including inventory risk and setting pricing with customers. For media rights distribution, this determination is primarily based on whether we have control over the media rights including inventory risk and setting pricing with customers. For re-billable expenses related to advertising and brand activation services, this determination is primarily based on whether we are primarily responsible for fulfillment of the services to the customer. If our determinations were to change, the amounts of our revenue and operating expenses may be different.

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

Event-based Revenue

We earn revenue from events that we control in addition to providing event related services to events controlled by third parties. For controlled events (owned or licensed), revenue is generally recognized for each performance obligation over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the particular revenue source. Advance ticket sales, participation entry fees, hospitality sales and bundled experience packages are recorded as deferred revenue pending the event date. For event management related services to third party controlled events, revenue is generally recognized over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the service. If such revenues were recognized based on another basis, or if we made different determinations about which method to apply to a given arrangement, the timing of our revenue and direct operating costs may be different.

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

Sports Data & Technology Revenue (presented as discontinued operations)

Technology platforms revenue includes revenue generated by providing gaming operators licenses for comprehensive sports betting technology solutions enabling end-to-end operation of online sports betting. We currently license our sports betting technology solutions, which is functional intellectual property, on a limited term basis and offer our technology solutions based on two different approaches to the market: (i) fixed-fee license; and (ii) revenue-share license. For the fixed-fee license, revenue is recognized over the customer development period and for license renewals, upon commencement of the renewal license period. For the revenue-share license, revenue is variable in nature, and as such, revenue is recognized in the period the revenue share is generated in accordance with the sales and usage-based royalty exception for licenses of functional intellectual property. Technology platforms revenue mainly includes technology solutions software, development services and support services. Development services and support services are distinct performance obligations and are recognized over time based on the number of development service hours performed or on a straight-line basis, respectively. We allocate the transaction price to the performance obligations contained within an arrangement based upon their relative stand-alone selling price. For the revenue-share licenses, we allocate the variable revenue to the license performance obligation.

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

Goodwill

Goodwill is tested annually as of October 1 for impairment and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the carrying amount of goodwill may not be recoverable. We perform our goodwill impairment test at the reporting unit level, which is one level below the operating segment level. As of October 1, 2024, the date of testing, we had three operating and reportable segments, consistent with the way management made decisions and allocated resources to the business and we had eight reporting units across these three segments.

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

If the carrying amount of a reporting unit exceeds its fair value, such excess is recognized as goodwill impairment. For the year ended December 31, 2024, our annual impairment test resulted in impairment charges of $72.2 million, which are included in our Events, Experiences & Rights segment. A continued decline in the results of the reporting units could result in additional impairment charges in the future.

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

For the year ended December 31, 2024, we recorded impairment charges of $3.5 million for finite-lived and indefinite-lived intangible assets, which are included in our Events, Experiences & Rights segment.

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

Tax Receivable Agreement Liability

Generally, we are required under the TRA to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Endeavor Operating Company Units for Class A common stock or cash and payments made under the TRA. The actual tax benefit, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, which may include, among others, the timing of redemptions or exchanges by members of Endeavor Operating Company, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the TRA constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the TRA as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our exposure to changes in interest rates relates primarily to the floating interest component on our long-term debt. The Senior Credit Facilities and Margin Loan Facility bear interest at floating rates and we regularly monitor and manage interest rate risks. A 1% increase in the effective interest rates would have increased our annual interest expense by $56 million.

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

Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2024, revenues would have decreased by approximately $165.8 million and operating income would have declined by approximately $0.3 million.

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

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that as of December 31, 2024, the Company's internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Endeavor Group Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Endeavor Group Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, based on our audit and the report of KPMG LLP, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

With the exception of controls related to goodwill, which we have audited, we did not audit the effectiveness of internal control over financial reporting of TKO Group Holdings, Inc., a subsidiary of the Company, which financial statements reflect total assets, excluding goodwill audited by us, constituting 24% of consolidated total assets as of December 31, 2024, and total revenues constituting 39% of consolidated total revenue for the year then ended. The effectiveness of TKO Group Holdings, Inc.’s internal control over financial reporting was audited by KPMG LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of TKO Group Holdings, Inc.’s internal control over financial reporting, exclusive of controls related to goodwill audited by us, is based solely on the report of KPMG LLP.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements based on our audit and the report of KPMG LLP and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of KPMG LLP provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

New York, NY

February 27, 2025

Item 9B. Other Information

(a) None.

(b) Other than the below, during the three months ended December 31, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" and/or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

Ariel Emanuel, Chief Executive Officer and Director

On October 8, 2024, Mr. Emanuel terminated a then-existing Rule 10b5-1 trading arrangement, originally adopted on August 31, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c) (the "2023 Emanuel Trading Arrangement"). The 2023 Emanuel Trading Arrangement provided for the sale of up to 1,200,000 shares of Class A common stock with a plan end date of November 29, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"), expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in the 2025 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2025 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2025 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the 2025 Proxy Statement, expected to be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

(a)(3) Exhibits:

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1#	Equity Purchase Agreement, dated September 27, 2021, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company LLC and Scientific Games Company	8-K	001-40373	2.1	09/28/2021

2.2#	Amendment No. 1 to the Equity Purchase Agreement, dated June 30, 2022, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc. (formerly known as Scientific Games Company)	8-K	001-40373	10.1	06/30/2022

2.3#	Amendment No. 2 to the Equity Purchase Agreement, dated August 2, 2022, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Light & Wonder, Inc.	10-Q	001-40373	10.2	8/11/2022

2.4	Transaction Agreement, dated April 2, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Zuffa Parent, LLC, World Wrestling Entertainment, Inc. New Whale Inc., and Whale Merger Sub Inc.	8-K	001-40373	2.1	04/03/2023

2.5#	Agreement and Plan of Merger, dated as of April 2, 2024 by and among Endeavor Group Holdings, Inc., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC, Endeavor Executive PIU Holdco, LLC, Endeavor Manager, LLC, Endeavor Operating Company, LLC, Wildcat EGH Holdco, L.P., Wildcat OpCo Holdco, L.P., Wildcat PubCo Merger Sub, Inc., Wildcat OpCo Merger Sub, L.L.C., Wildcat Manager Merger Sub L.L.C., Endeavor Executive Holdco, LLC, Endeavor Executive II Holdco, LLC and Endeavor Executive PIU Holdco, LLC	8-K	001-40373	2.1	04/03/2023

3.1	Amended and Restated Certificate of Incorporation of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.1	06/02/2021

3.2	Amended and Restated Bylaws of Endeavor Group Holdings, Inc.	10-Q	001-40373	3.2	11/15/2021

4.1	Form of Specimen Certificate Representing Class A Common Stock	S-1	333-254908	4.1	03/31/2021

4.2	Description of Securities	10-K	001-40373	4.2	3/16/2022

10.1	First Lien Credit Agreement dated as of May 6, 2014, among WME IMG Holdings, LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, Iris Merger Sub, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank, Barclays Bank PLC, as syndication agent and Royal Bank of Canada and Deutsche Bank AG New York Branch, as co-documentation agents.	S-1	333-254908	10.1	03/31/2021

10.2	First Incremental Term Facility Amendment dated as of June 10, 2016, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Additional Term B Lenders.	S-1	333-254908	10.2	03/31/2021

10.3	Second Incremental Term Facility Amendment dated as of November 10, 2016, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Second Additional Term B Lenders.	S-1	333-254908	10.3	03/31/2021

10.4	First Refinancing Amendment, dated as of February 9, 2017, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	S-1	333-254908	10.4	03/31/2021

10.5	Third Incremental Term Facility Amendment, dated as of March 1, 2017, among WME IMG Holdings, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC and JPMorgan Chase Bank, N.A., as administrative agent and the initial Third Additional Term B Lenders.	S-1	333-254908	10.5	03/31/2021

10.6	Amendment No. 5, dated as of May 18, 2018 among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.6	03/31/2021

10.7	Amendment No. 6, dated as of February 18, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as	S-1	333-254908	10.7	03/31/2021

	administrative agent, collateral agent, swingline lender and issuing bank.

10.8	Amendment No. 7, dated as of April 2, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.8	03/31/2021

10.9	Amendment No. 8, dated as of May 13, 2020, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1	333-254908	10.9	03/31/2021

10.10#	Amendment No. 9, dated as of April 19, 2021, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	S-1/A	333-254908	10.10	04/20/2021

10.11#	Amendment No. 10, dated as of April 10, 2023, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	10-Q	001-40373	10.3	05/09/2023

10.12#	Amendment No. 11, dated as of June 26, 2023, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	10-Q	001-40373	10.5	08/08/2023

10.13	Amendment No. 12, dated as of May 1, 2024, among WME IMG Holdings LLC, WME IMG, LLC, William Morris Endeavor Entertainment, LLC, IMG Worldwide Holdings, LLC, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and issuing bank.	10-Q	001-10373	10.9	05/09/2024

10.14	First Lien Credit Agreement dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent, swingline lender and issuing bank, Deutsche Bank Securities Inc., as syndication agent, and Goldman Sachs Bank USA, Barclays Bank PLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and KKR Capital Markets LLC as co-documentation agents.	S-1	333-254908	10.10	03/31/2021

10.15	First Refinancing Amendment, dated as of February 21, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.11	03/31/2021

10.16	Second Refinancing Amendment dated as of January 27, 2021, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	S-1	333-254908	10.12	03/31/2021

10.17	Third Refinancing Amendment dated as of April 10, 2023, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-40373	10.4	05/09/2023

10.18	Fourth Refinancing Amendment dated as of May 1, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	10-Q	001-41797	10.10	05/08/2024

10.19	Fifth Refinancing Amendment, dated as of November 21, 2024, among Zuffa Guarantor, LLC, UFC Holdings, LLC, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by TKO Group Holdings, Inc. on November 21, 2024).	8-K	001-40373	10.1	11/21/2024

10.20	First Lien Incremental Term Facility Amendment, dated as of April 25, 2017, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent and the initial First Additional Term B Lender.	S-1	333-254908	10.13	03/31/2021

10.21	Third Amendment dated as of March 26, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.14	03/31/2021

10.22	Fourth Amendment dated April 29, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.15	03/31/2021

10.23#	Fifth Amendment dated September 18, 2019, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1	333-254908	10.16	03/31/2021

10.24#	Sixth Amendment dated June 15, 2020, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto.	S-1/A	333-254908	10.18	04/20/2021

10.25#	Eighth Amendment, dated October 27, 2021, to the First Lien Credit Agreement, dated as of August 18, 2016 among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	8-K	001-40373	10.1	10/27/2021

10.26#	Tenth Amendment, dated as of June 26, 2023, to the First Lien Credit Agreement, dated as of August 18, 2016, among Zuffa Guarantor, LLC, UFC Holdings, LLC, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto, as amended.	10-Q	001-40373	10.6	08/08/2023

10.27#	Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings Inc., and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	S-1/A	333-254908	10.19	04/20/2021

10.28#	Amendment No. 1, dated August 12, 2021 to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-40373	10.24	08/16/2021

10.29#	Amendment No. 2, dated as of June 29, 2023, to Revolving Credit Agreement dated February 27, 2020, among Endeavor OLE Buyer, LLC, On Location Events, LLC, PrimeSport Holdings, Inc., and JP	10-Q	001-40373	10.8	08/08/2023

	Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

10.30#	Form of Indemnification Agreement.	S-1/A	333-254908	10.20	04/20/2021

10.31#	Stockholders Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders named therein.	10-Q	001-40373	10.3	06/02/2021

10.32#	Registration Rights Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the stockholders party thereto.	10-Q	001-40373	10.4	06/02/2021

10.33#	Tax Receivable Agreement, dated as of April 28, 2021, by and among Endeavor Group Holdings, Inc. and the Post-IPO TRA Holders.	10-Q	001-40373	10.5	06/02/2021

10.34	Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021.	10-Q	001-40373	10.6	06/02/2021

10.35	Amendment No. 1, effective as of June 27, 2023, to the Amended and Restated Limited Liability Company Agreement of Endeavor Operating Company, LLC., dated as of April 28, 2021	10-Q	001-40373	10.7	08/08/2023

10.36	Amended and Restated Limited Liability Company Agreement of Endeavor Manager, LLC., dated as April 28, 2021.	10-Q	001-40373	10.7	06/02/2021

10.37^	Second Amended and Restated Limited Liability Company Agreement of Zuffa Parent, LLC, dated as of August 18, 2016.	S-1	333-254908	10.25	06/02/2021

10.38	Subscription Agreement.	10-Q	001-40373	10.8	06/02/2021

10.39+	Endeavor Group Holdings, Inc. 2021 Amended and Restated 2021 Incentive Award Plan.	8-K	001-40373	10.1	06/16/2023

10.40+	Form of Nonqualified Option Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.29	04/20/2021

10.41+	Form of Restricted Stock Unit Award under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.30	04/20/2021

10.42+	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan.	S-1/A	333-254908	10.31	04/20/2021

10.43+	Second Amended and Restated Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Ariel Emanuel, dated March 13, 2019.	S-1/A	333-254908	10.32	04/20/2021

10.44+	Second Amended and Restated Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Patrick Whitesell, dated March 13, 2019.	S-1/A	333-254908	10.33	04/20/2021

10.45+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated April 19, 2021.	10-Q	001-40373	10.13	06/02/2021

10.46+	Amendment No. 1 to Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated February 23, 2023	10-K	001-40373	10.37	02/28/2023

10.47+	Amendment No.2 to Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin, dated November 3, 2023	10-Q	001-40373	10.5	11/08/2023

10.48+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated April 19, 2021.	10-Q	001-40373	10.14	06/02/2021

10.49+	Term Employment Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021.	10-Q	001-40373	10.15	06/02/2021

10.50+	Amendment No. 1 to Term Employment Agreement, dated as of December 21, 2023 by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss, dated April 19, 2021	8-K	001-40373	10.1	12/22/2023

10.51+	Restrictive Covenant Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Ariel Emanuel, dated March 13, 2019.	S-1/A	333-254908	10.39	04/20/2021

10.52+	Restrictive Covenant Agreement by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Patrick Whitesell, dated March 13, 2019.	S-1/A	333-254908	10.40	04/20/2021

10.53+	Future Incentive Units Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Ariel Emanuel and solely for purposes of Section 1 and 4, WME Iris Management Holdco II, LLC, WME Iris Management V Holdco, LLC and WME Holdco, LLC, dated March 13, 2019.	S-1/A	333-254908	10.41	04/20/2021

10.54+	Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Patrick Whitesell and solely for purposes of Section 1 and 3, WME Iris Management Holdco II, LLC, WME Iris Management V Holdco, LLC, WME Holdco and LLC, dated March 13, 2019.	S-1/A	333-254908	10.42	04/20/2021

10.55+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Jason Lublin, WME Iris Management Holdco II, LLC, WME Iris Management IV Holdco, LLC and WME Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.17	06/02/2021

10.56+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Mark Shapiro, WME Iris Management Holdco, LLC, WME Iris Management Holdco II, LLC and WME Iris Management IV Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.18	06/02/2021

10.57+	Equity Award Agreement by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc., Seth Krauss, WME Iris Management Holdco, LLC, WME Iris Management IV Holdco, LLC and WME Iris Management V Holdco, LLC, dated April 19, 2021.	10-Q	001-40373	10.19	06/02/2021

10.58+	Award Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated March 13, 2019, as amended.	S-1/A	333-254908	10.47	04/20/2021

10.59+	Letter Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 1, 2019.	S-1/A	333-254908	10.48	04/20/2021

10.60+	Award Agreement, by and between Zuffa Parent, LLC and Patrick Whitesell, dated November 15, 2016.	S-1/A	333-254908	10.49	04/20/2021

10.61+	Award Agreement, by and between Zuffa Parent, LLC and Patrick Whitesell, dated December 16, 2016.	S-1/A	333-254908	10.50	04/20/2021

10.62+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Jason Lublin, dated December 16, 2016.	S-1/A	333-254908	10.51	04/20/2021

10.63+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Mark Shapiro, dated December 16, 2016.	S-1/A	333-254908	10.52	04/20/2021

10.64+	Management Unit Award Agreement, by and between UFC Management Holdco LLC and Seth Krauss, dated February 6, 2017.	S-1/A	333-254908	10.53	04/20/2021

10.65+	Non-Employee Director Compensation Policy.	S-1/A	333-254908	10.55	04/20/2021

10.66+	Class B Unit Award Agreement, by and between Endeavor China Direct, LLC and Grantee.	S-1/A	333-254908	10.56	04/20/2021

10.67+	Profits Interest Award Agreement, by and between WME IMG China, LP and Grantee.	S-1/A	333-254908	10.57	04/20/2021

10.68+	Time-Vesting and Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.24	06/02/2021

10.69+	Time-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Ariel Emanuel and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.25	06/02/2021

10.70+	Performance-Vesting Restricted Stock Unit Award Agreement under the Endeavor Group Holdings, Inc. 2021 Incentive Award Plan, by and between Patrick Whitesell and Endeavor Group Holdings, Inc., dated May 3, 2021.	10-Q	001-40373	10.26	06/02/2021

10.71+	Zuffa Future Incentive Unit Cancellation Agreement, by and between Zuffa Parent, LLC and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.27	06/02/2021

10.72+	Future Incentive Unit Cancellation Agreement, by and among Endeavor Operating Company, LLC, Endeavor Group Holdings, Inc. and Ariel Emanuel, dated April 19, 2021.	10-Q	001-40373	10.28	06/02/2021

10.73+	Amendment No. 1 to Term Employment Agreement, dated as of February 26, 2024 by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Mark Shapiro, dated as of April 19, 2021	10-K	001-40373	10.70	02/28/2024

10.74+	Amendment No. 2 to Term Employment Agreement, dated as of April 2, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC.	8-K	001-40373	10.3	04/03/2024

10.75+	Amendment No. 3 to Term Employment Agreement, dated as of April 2, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc. and Endeavor Operating Company, LLC.	8-K	001-40373	10.3	10/24/2024

10.76+	Letter Agreement, dated February 26, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Jason Lublin	10-K	001-40373	10.71	02/28/2024

10.77+	Letter Agreement, dated February 26, 2024, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC and Seth Krauss	10-K	001-40373	10.72	02/28/2024

10.78	Amended and Restated Operating Agreement of TKO Operating Company, LLC	8-K	001-41797	10.1	09/12/2023

10.79	Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital HoldCo, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., and Vince McMahon	8-K	001-41797	10.2	09/12/2023

10.80	Amendment No.1, dated as of January 23, 2024, to the Governance Agreement, dated as of September 12, 2023, by and among Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, January Capital Sub, LLC, January Capital Holdco, LLC, TKO Operating Company, LLC TKO Group Holdings, Inc., and Vincent K. McMahon	10-K	001-41797	10.3	2/27/2024

10.81+	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Ariel Emanuel	8-K	001-41797	10.16	09/12/2023

10.82+	Term Employment Agreement, dated as of September 12, 2023, by and between TKO Group Holdings, Inc. and Mark Shapiro	8-K	001-41797	10.17	09/12/2023

10.83+	TKO Group Holdings, Inc. 2023 Incentive Award Plan	S-8	333-274480	4.3	09/12/2023

10.84+	TKO Group Holdings, Inc. Form of Stock Option Grant Notice and Stock Option Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan	8-K	001-41797	10.20	09/12/2023

10.85+	TKO Group Holdings, Inc. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Sell to Cover)	8-K	001-41797	10.21	09/12/2023

10.86+	TKO Group Holdings, Inc. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the TKO Group Holdings, Inc. 2023 Incentive Award Plan (Net Settlement)	8-K	001-41797	10.22	09/12/2023

10.87#

Margin Loan Agreement, dated September 13, 2024, among January Capital Holdco, LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and the lenders party hereto.

						*

10.88

Amendment No. 1 to Margin Loan Agreement, dated December 16, 2024, among January Capital Holdco, LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and the lenders party hereto.

						*

10.89	Stockholder Purchase Agreement, dated April 4, 2024, by and between WME IMG, LLC and Vincent K. McMahon	10-Q	001-40373	10.1	05/09/2024

10.90#+	Letter Agreement, dated as of April 2, 2024, by and among Ariel Emanuel, Endeavor Group Holdings, Inc., Endeavor Operating	8-K	001-40373	10.1	04/03/2024

	Company, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.

10.91#+	Letter Agreement, dated as of April 2, 2024, by and among Patrick Whitesell, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, William Morris Endeavor Entertainment, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.2	04/03/2024

10.92#+	Employment Agreement, dated as of April 2, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Wildcat Aggregator, L.P., Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.4	04/03/2024

10.93^#	Transaction Agreement, dated October 23, 2024, by and among Endeavor Operating Company, LLC, TKO Operating Company, LLC, TKO Group Holdings, Inc., IMG Worldwide, LLC, and Trans World International, LLC.	10-Q	001-40373	10.1	11/07/2024

10.94+	Amendment to Amended and Restated Term Employment Agreement, dated as of October 23, 2024, by and among Mark Shapiro, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.4	10/24/2024

10.95+	Amendment to Letter Agreement, dated as of October 23, 2024, by and among Ariel Emanuel, Endeavor Group Holdings, Inc., Endeavor Operating Company, LLC, William Morris Endeavor Entertainment, LLC, Wildcat EGH Holdco, L.P. and Wildcat Opco Holdco, L.P.	8-K	001-40373	10.2	10/24/2024

10.96^#	Transaction Agreement, dated as of November 11, 2024, by and among WME IMG, LLC, OB Global Holdings LLC, OB US Parent LLC and IMG Arena US Parent, LLC.	8-K	001-40373	10.1	11/12/2024

19	Insider Trading Policy					*

21.1	Subsidiaries of Endeavor Group Holdings, Inc.					*

23.1	Consent of Deloitte & Touche LLP, independent registered accounting firm					*

23.2	Consent of KPMG LLP, independent registered accounting firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97	Endeavor Group Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40373	97	02/28/2024

99.1	Reports of Independent Public Accounting Firm - TKO Group Holdings, Inc.					*

101

The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Statement of Operations; (2) the Consolidated Statement of Comprehensive Income (Loss); (3) the Consolidated Statement of Cash Flows; (4) the Consolidated Balance Sheet; (5) the Consolidated Statement of Stockholders'/ Members' Equity; and (6) the Notes to Consolidated Financial Statements

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

ENDEAVOR GROUP HOLDINGS, INC.

Date: February 27, 2025	By:	/s/ Ariel Emanuel
Ariel Emanuel
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2025	By:	/s/ Jason Lublin
Jason Lublin
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ariel Emanuel	Chief Executive Officer and Director	February 27, 2025
Ariel Emanuel	(Principal Executive Officer)

/s/ Jason Lublin	Chief Financial Officer	February 27, 2025
Jason Lublin	(Principal Financial Officer)

/s/ William Fullerton	Global Controller and Chief Accounting Officer	February 27, 2025
William Fullerton	(Principal Accounting Officer)

/s/ Egon Durban	Chairman of the Board and Director	February 27, 2025
Egon Durban

/s/ Patrick Whitesell	Executive Chairman and Director	February 27, 2025
Patrick Whitesell

/s/ Ursula Burns	Director	February 27, 2025
Ursula Burns

/s/ Stephen Evans	Director	February 27, 2025
Stephen Evans

/s/ Jacqueline Reses	Director	February 27, 2025
Jacqueline Reses

/s/ Fawn Weaver	Director	February 27, 2025
Fawn Weaver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Endeavor Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endeavor Group Holdings, Inc. and subsidiaries (the "Company" or “EGH”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, redeemable interests and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audits and the report of KPMG LLP, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit and the report of KPMG LLP.

With the exception of goodwill, which we have audited, we did not audit the 2024 financial statements of TKO Group Holdings, Inc., a subsidiary of the Company, which financial statements reflect total assets, excluding goodwill audited by us, constituting 24% of consolidated total assets as of December 31, 2024, and total revenues constituting 39% of consolidated total revenue for the year then ended. The financial statements of TKO Group Holdings, Inc. were audited by KPMG LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TKO Group Holdings, Inc., exclusive of goodwill audited by us, is based solely on the report of KPMG LLP.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not secured additional liquidity to repay, or extended the maturity of or refinanced, the outstanding borrowings on its First Lien Term Loan that is scheduled to mature on May 18, 2025, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of KPMG LLP provide a reasonable basis for our opinion.

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

Revenue Recognition – Refer to Notes 2 and 18 to the financial statements

Critical Audit Matter Description

The Company enters into many arrangements that require the Company to determine whether it is acting as a principal or an agent. This determination involves judgment and requires evaluation as to whether the Company controls the goods or services before they are transferred to the customer. The Company considers if it is primarily responsible for fulfillment and acceptability of the goods or services, if it has the inventory risk before or after the transfer to the customer, and if the Company has discretion in establishing prices.

We have identified revenue recognition for certain customer arrangements involving experience packages sold by third-parties as a critical audit matter because of the significant audit effort necessary to evaluate the Company’s principal versus agent conclusions. This required a higher degree of auditor judgment and an increased extent of effort in auditing the accounting for these arrangements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue recognition for certain customer arrangements involving experience packages sold by third-parties included the following, among others:

•
We tested the effectiveness of controls over revenue, including management’s controls over revenue recognition for these customer arrangements.
•
We evaluated the Company’s revenue recognition policy for arrangements with principal versus agent considerations.
•
We obtained and read the underlying contracts and other source documents that were part of the arrangement.
•
With the assistance of professionals in our firm having expertise in accounting for revenue, we evaluated management’s conclusion regarding principal versus agent considerations.
•
We tested management’s application of accounting principles generally accepted in the United States of America, including the identification of the performance obligation(s) within the customer contract, the allocation of transaction price to each distinct performance obligation, management’s assessment of whether to recognize revenue at a point in time or over time for the identified performance obligations in each contract and the determination of presentation as principal or agent.
•
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognition in the financial statements.

Liquidity and Going Concern – Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Company had an aggregate of $5.7 billion outstanding indebtedness, of which $2.2 billion was funded by a First Lien Term Loan under the 2014 Credit Facilities agreement that is scheduled to mature on May 18, 2025. Absent the Company’s ability to secure additional liquidity, extend the maturity of or refinance the First Lien Term Loan, the Company’s operations may be adversely impacted in the event the lenders declare an event of default and exercise their rights and remedies under the 2014 Credit Facilities agreement, which may include a foreclosure on certain secured assets. While the Company has had a history of being able to secure additional liquidity or refinance its outstanding indebtedness, the feasibility of some of its plans is contingent upon factors outside of the Company's control, and as such, this uncertainty raises substantial doubt about its ability to continue as a going concern.

We identified the evaluation of the Company's ability to continue as a going concern and related disclosures as a critical audit matter. This matter required a high degree of auditor judgment and increased effort when performing audit procedures to evaluate the adequacy of the financial statement disclosures related to the going concern assessment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's analysis of its ability to continue as a going concern and related disclosures in accordance with ASC 205-40, Going Concern ("ASC 205-40") included the following, among others:

•
We tested the effectiveness of controls over the Company’s going concern analysis, including controls over the inputs and assumptions used in the analysis.
•
We obtained the Company's going concern analysis and evaluated whether the analysis and conclusions reached comply with ASC 205-40.
•
We assessed the accuracy and completeness of the conditions and events that raise substantial doubt about the Company's ability to continue as a going concern.
•
We obtained the cash flow forecast used by the Company in its going concern analysis and evaluated the reasonableness of the significant inputs to and assumptions made in the preparation of the forecast, relative to the Company's recent operating performance, its forecasting process, and other evidence in our audit.
•
We obtained and read the agreements related to the Company’s outstanding borrowings, including the 2014 Credit Facilities agreement.
•
We assessed the Company's anticipated compliance with the covenants required by the Company's outstanding borrowing agreements, including the 2014 Credit Facilities agreement, over the cash flow forecast period.
•
We evaluated management's plans in the context of other audit evidence obtained during the audit, including assessing the Company's external communications to identify any supporting or contradictory evidence associated with management's plans and the conclusions reached.
•
We assessed the appropriateness of the Company's going concern disclosures in the financial statements.

/s/ Deloitte & Touche LLP

New York, NY

February 27, 2025

We have served as the Company's auditor since 2014.

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,201,490	$1,166,526
Restricted cash	348,729	278,456
Accounts receivable (net of allowance for doubtful accounts of $56,171 and $58,026 respectively)	880,988	810,857
Deferred costs	231,494	606,207
Assets held for sale	880,904	7,500
Other current assets	306,665	424,542
Current assets of discontinued operations	175,535	170,459
Total current assets	4,025,805	3,464,547
Property, buildings and equipment, net	786,257	914,645
Operating lease right-of-use assets	385,420	309,704
Intangible assets, net	4,008,543	4,812,284
Goodwill	9,159,410	9,517,143
Investments	400,984	394,179
Deferred income taxes	660,833	430,339
Other assets	759,140	599,765
Long-term assets of discontinued operations	379,170	1,102,167
Total assets	$20,565,562	$21,544,773
LIABILITIES, REDEEMABLE INTERESTS AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$491,949	$462,361
Accrued liabilities	883,407	684,390
Current portion of long-term debt	2,248,029	58,894
Current portion of operating lease liabilities	65,842	73,899
Deferred revenue	534,624	802,344
Deposits received on behalf of clients	285,232	262,436
Current portion of tax receivable agreement liability	130,499	156,155
Liabilities held for sale	100,309	—
Other current liabilities	67,594	97,190
Current liabilities of discontinued operations	189,906	199,276
Total current liabilities	4,997,391	2,796,945
Long-term debt	3,430,102	4,969,417
Long-term operating lease liabilities	359,447	279,042
Long-term tax receivable agreement liability	751,002	834,298
Deferred tax liabilities	371,865	446,861
Other long-term liabilities	474,010	393,322
Long-term liabilities of discontinued operations	94,887	102,377
Total liabilities	10,478,704	9,822,262
Commitments and contingencies (Note 21)
Redeemable non-controlling interests	232,882	215,458
Shareholders' Equity:
Class A common stock, $0.00001 par value; 5,000,000,000 shares authorized; 312,605,680 and 298,698,490 shares issued and outstanding as of December 31, 2024 and 2023, respectively	3	3
Class B common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Class C common stock, $0.00001 par value; 5,000,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Class X common stock, $0.00001 par value; 4,967,940,840 and 4,983,448,411 shares authorized; 155,699,136 and 166,569,908 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Class Y common stock, $0.00001 par value; 987,806,109 and 989,681,838 shares authorized; 215,927,779 and 225,960,405 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	5,035,750	4,901,922
Accumulated deficit	(973,094)	(117,065)
Accumulated other comprehensive loss	(48,508)	(157)
Total Endeavor Group Holdings, Inc. shareholders' equity	4,014,154	4,784,706
Nonredeemable non-controlling interests	5,839,822	6,722,347
Total shareholders' equity	9,853,976	11,507,053
Total liabilities, redeemable interests and shareholders' equity	$20,565,562	$21,544,773

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$7,110,982	$5,490,777	$5,007,603
Operating expenses:
Direct operating costs	3,297,728	2,211,918	1,929,247
Selling, general and administrative expenses	3,351,405	2,590,173	2,277,106
Depreciation and amortization	539,052	310,204	248,732
Impairment charges	75,707	74,912	689
Total operating expenses	7,263,892	5,187,207	4,455,774
Operating (loss) income from continuing operations	(152,910)	303,570	551,829
Other (expense) income:
Interest expense, net	(407,792)	(346,237)	(282,350)
Tax receivable agreement liability adjustment	(12,591)	40,635	(873,264)
Other income, net	2,971	783,680	479,691
(Loss) income from continuing operations before income taxes and equity losses of affiliates	(570,322)	781,648	(124,094)
(Benefit from) provision for income taxes	(52,133)	208,890	(657,698)
(Loss) income from continuing operations before equity losses of affiliates	(518,189)	572,758	533,604
Equity losses of affiliates, net of tax	(13,940)	(21,018)	(223,604)
(Loss) income from continuing operations, net of tax	(532,129)	551,740	310,000
Discontinued operations:
(Loss) income from discontinued operations	(820,805)	16,679	20,858
(Benefit from) provision for income taxes	(138,173)	10,950	9,194
(Loss) income from discontinued operations, net of tax	(682,632)	5,729	11,664
Net (loss) income	(1,214,761)	557,469	321,664
Less: Net (loss) income attributable to non-controlling interests	(432,347)	200,953	192,531
Net (loss) income attributable to Endeavor Group Holdings, Inc.	$(782,414)	$356,516	$129,133

(Loss) earnings per share of Class A common stock:
Basic from continuing operations	$(1.17)	$1.19	$0.46
Basic from discontinued operations	(1.39)	—	0.02
Basic	(2.56)	1.19	0.48

Diluted from continuing operations	$(1.23)	$1.14	$0.43
Diluted from discontinued operations	(1.42)	—	0.02
Diluted	(2.65)	1.14	0.45

Weighted average number of shares used in computing basic and diluted (loss) earnings per share:
Basic	305,400,277	298,915,993	281,369,848
Diluted	452,178,505	464,862,899	287,707,832

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(1,214,761)	$557,469	$321,664
Other comprehensive (loss) income, net of tax:
Change in unrealized gains/losses on cash flow hedges:
Unrealized gains on forward foreign exchange contracts	—	—	1,093
Reclassification of gains to net (loss) income for forward foreign exchange contracts	—	—	(842)
Unrealized gains on interest rate swaps	9,732	23,232	98,553
Reclassification of (gains) losses to net (loss) income for interest rate swaps	(36,597)	(59,423)	7,730
Foreign currency translation adjustments	(48,527)	64,346	1,507
Reclassification of foreign currency translation loss (gain) to net (loss) income for business divestiture	1,397	3,270	(127)
Total comprehensive (loss) income, net of tax	(1,288,756)	588,894	429,578
Less: Comprehensive (loss) income attributable to non-controlling interests	(458,476)	208,487	239,729
Comprehensive (loss) income attributable to Endeavor Group Holdings, Inc.	$(830,280)	$380,407	$189,849

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE INTERESTS AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31, 2024

										Accumulated	Total Shareholders'
	Redeemable							Additional		Other	Equity Attributable		Nonredeemable	Total
	Non-controlling	Class A Common Stock		Class X Common Stock		Class Y Common Stock		Paid-In	Accumulated	Comprehensive	to Endeavor Group		Non-controlling	Shareholders'
	Interests	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Holdings, Inc.		Interests	Equity
Balance at January 1, 2024	$215,458	298,698,490	$3	166,569,908	$1	225,960,405	$2	$4,901,922	$(117,065)	$(157)	4,784,706		$6,722,347	$11,507,053
Comprehensive income (loss)	18,454	-	—	-	—	-	—	—	(782,414)	(47,866)	(830,280)		(476,930)	(1,307,210)
Equity-based compensation	—	-	—	-	—	-	—	130,817	—	—	130,817		89,485	220,302
Issuance of Class A common stock due to exchanges	—	10,837,128	—	(10,870,772)	—	(10,032,626)	—	—	—	—	—		—	—
Issuance of Class A common stock due to releases of RSUs	—	3,004,178	—	-	—	-	—	—	—	—	—		—	—
Exercise of stock options	—	65,884	—	-	—	-	—	1,581	—	—	1,581		—	1,581
Contributions	—	-	—	-	—	-	—	—	—	—	—	—	7,880	7,880
Distributions	(9,066)	-	—	-	—	-	—	—	—	—	—		(32,227)	(32,227)
Dividends ($0.06 per share)	—	-	—	-	—	-	—	—	(73,615)	—	(73,615)		(34,957)	(108,572)
Accretion of redeemable non- controlling interests	8,036	-	—	-	—	-	—	(8,036)	—	—	(8,036)		—	(8,036)
Acquisition of non-controlling interests	—	-	—	-	—	-	—	—	—	—	—		(437,704)	(437,704)
Non-controlling interests for sale of businesses	—	-	—	-	—	-	—	—	—	—	—		(1,111)	(1,111)
Taxes paid related to net settlement upon vesting of equity awards	—	-	—	-	—	-	—	—	—	—	—		(5,657)	(5,657)
Equity reallocation between controlling and non-controlling interests	—	-	—	-	—	-	—	(8,211)	—	(485)	(8,696)		8,696	—
Equity impact of tax receivable agreement for exchanges of EOC units and Endeavor Manager units, and deferred taxes arising from changes in ownership	—	-	—	-	—	-	—	17,677	—	—	17,677		—	17,677
Balance at December 31, 2024	$232,882	312,605,680	$3	155,699,136	$1	215,927,779	$2	$5,035,750	$(973,094)	$(48,508)	$4,014,154		$5,839,822	$9,853,976

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

See accompanying notes to consolidated financial statements

ENDEAVOR GROUP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(532,129)	$551,740	$310,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	539,052	310,204	248,732
Amortization and write-off of original issue discount and deferred financing cost	17,766	18,433	22,356
Paid in kind interest	3,508	—	—
Amortization of content costs	61,243	45,740	23,202
Impairment charges	75,707	74,912	689
Net loss (gain) on sale/disposal and impairment of assets	134,156	(9,752)	(834)
Loss (gain) on held for sale and business divestitures	9,879	(750,398)	(508,439)
Equity-based compensation expense	214,686	254,028	209,380
Change in fair value of contingent liabilities	(292)	1,812	2,373
Change in fair value of equity investments with and without readily determinable fair value	(3,010)	(870)	(12,240)
Change in fair value of financial instruments	(39,529)	(65,753)	6,660
Equity losses from affiliates	13,940	21,018	223,604
Net (benefit from) provision for allowance for doubtful accounts	(8,400)	5,496	(1,122)
Net loss (gain) on foreign currency transactions	3,380	(14,082)	18,796
Distributions from affiliates	11,677	7,487	7,433
Tax receivable agreement liability adjustment	12,591	(40,635)	873,264
Income taxes	(137,105)	95,269	(703,243)
Other, net	(743)	2,967	(188)
Changes in operating assets and liabilities - net of acquisitions and divestitures:
(Increase)/decrease in receivables	(78,588)	38,643	(197,954)
Decrease/(increase) in other current assets	57,276	(80,869)	(79,946)
Increase in other assets	(291,826)	(77,471)	(46,133)
Decrease/(increase) in deferred costs	376,521	(280,592)	(842)
(Decrease)/increase in deferred revenue	(266,841)	130,298	(326)
Increase in accounts payable and accrued liabilities	302,444	19,028	39,698
Decrease in tax receivable agreement liability	(93,637)	(12,559)	—
Increase in other liabilities	85,783	65,749	46,286
Net cash provided by operating activities from continuing operations	467,509	309,843	481,206
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	2,046	3,499	(684,266)
Purchases of property and equipment	(190,907)	(199,104)	(127,115)
Proceeds from infrastructure improvement incentives	11,000	—	—
Proceeds from business divestitures, net of cash sold	1,500	1,076,737	924,751
Proceeds from sale of assets	48,865	9,740	4,037
Investments in affiliates	(50,498)	(105,491)	(52,130)
Other, net	2,664	2,409	1,940
Net cash (used in) provided by investing activities from continuing operations	(175,330)	787,790	67,217
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,759,063	173,163	15,648
Payments on borrowings	(3,137,761)	(292,030)	(593,712)
Payments under tax receivable agreement	(62,518)	(37,534)	—
Contributions	6,387	5,807	—
Distributions	(41,293)	(70,689)	(36,386)
Repurchase of Class A common stock, including payment of equity forward contract	—	(200,000)	—
Dividends	(108,572)	(54,495)	—
Taxes paid related to net settlement upon vesting of equity awards	(5,657)	—	—
Redemption payments related to pre-IPO units	—	(1,500)	(9,412)
Exercise of stock options	1,581	132	—
Acquisition of non-controlling interests	(442,318)	(237,404)	92,487
Payments of contingent and deferred consideration related to acquisitions	(17,384)	(19,054)	(18,107)
Other, net	(7,210)	(554)	(427)
Net cash used in financing activities from continuing operations	(55,682)	(734,158)	(549,909)
DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities	(49,868)	83,754	21,728
Net cash used in investing activities	(53,991)	(57,339)	(771,752)
Net cash used in financing activities	(15,381)	—	—
Net cash flows (used in) provided by discontinued operations	(119,240)	26,415	(750,024)
Change in cash, cash equivalents and restricted cash balances held for sale	—	4,062	24,599
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,020)	5,037	(20,132)
Increase (decrease) in cash, cash equivalents and restricted cash	105,237	398,989	(747,043)
Cash, cash equivalents and restricted cash at beginning of year	1,444,982	1,045,993	1,793,036
Cash, cash equivalents and restricted cash at end of year	$1,550,219	$1,444,982	$1,045,993

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

Agreement and Plan of Merger

In April 2024, following the Company's review to evaluate strategic alternatives, the Company entered into the Agreement and Plan of Merger, entered into on April 2, 2024, by and among the Company, Endeavor Manager, EOC, Endeavor Executive Holdco, LLC, Endeavor Executive PIU Holdco, LLC, and Endeavor Executive II Holdco, LLC, Wildcat EGH Holdco, L.P., Wildcat OpCo Holdco, L.P., Wildcat PubCo Merger Sub, Inc., Wildcat Manager Merger Sub, L.L.C., and Wildcat OpCo Merger Sub, L.L.C (the “Merger Agreement”). Pursuant to the Merger Agreement, affiliates of Silver Lake agreed to acquire 100% of the outstanding shares of the Company's stock that it does not already own (other than certain equity interests held by certain current directors and executive officers of the Company and any other Rollover Holders (as defined therein) (the "Rollover Interests")). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, equityholders of EGH, EOC and Endeavor Manager are to receive $27.50 in cash per share or unit, as applicable. The Merger Agreement also requires the Company to, in each calendar quarter prior to the closing, declare and pay a dividend in respect of each issued and outstanding share of our Class A common stock at a price equal to $0.06 per share. Completion of the transactions contemplated by the Merger Agreements (the "Merger-Related Transactions") is subject to certain customary closing conditions, including required regulatory approvals. The Merger Agreement also includes certain covenants of the Company, EOC and Endeavor Manager, including with respect to sales of certain specified assets of the Company (other than with respect to TKO Group Holdings, Inc. ("TKO") and the agency representation business of WME), as well as other customary representations, warranties and covenants by the parties to the Merger Agreement. Upon completion, the Company's common stock will no longer be listed on any public market.

Asset dispositions

In October 2024, the Company entered into an agreement with TKO and TKO Operating Company, LLC ("TKO OpCo"), pursuant to which TKO OpCo will acquire PBR, On Location, and certain of the IMG businesses for total consideration of $3.25 billion, based on the volume-weighted average sales price of TKO Class A common stock for the twenty-five trading days ending on October 23, 2024 (the "TKO Asset Acquisition"). Upon completion of the TKO Asset Acquisition, the Company will receive approximately 26.1 million common units of TKO OpCo and will subscribe for an equal number of shares of TKO Class B common stock, subject to purchase price adjustments to be settled in cash and equity. The TKO Asset Acquisition is expected to close in the first quarter of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of required regulatory approvals and the affirmative vote of holders of a majority of the voting power of TKO common stock in favor of adopting the transaction agreement (which has been satisfied by delivery of a written consent by such stockholders). The TKO Asset Acquisition will be accounted for as a common control transaction between the companies. See Note 4 for descriptions of additional asset dispositions.

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

Historically, the Company has relied principally on liquidity generated from operating activities to fund the Company’s day-to-day operations and routine capital expenditures, invest in revenue-generating activities, and service its long-term debt. As of December 31, 2024, the Company had an aggregate of $5.7 billion outstanding indebtedness, of which $2.2 billion is a term loan scheduled to mature on May 18, 2025 (Note 11). We expect that the term loan then outstanding will be repaid as part of the Merger-Related Transactions or will otherwise be refinanced prior to its maturity. Absent the Company’s ability to secure additional liquidity, extend the maturity of or refinance such term loan, the Company’s operations may be adversely impacted in the event the lenders declare an event of default and exercise their rights and remedies under the first lien credit agreement (Note 11).

As a result of the upcoming maturity of the term loan on May 18, 2025, the Company has evaluated plans over the next twelve months beyond the date the accompanying consolidated financial statements are issued to secure additional liquidity which include, but are not limited to, (i) repayment or refinancing of the term loan as part of the Merger-Related Transactions (ii) reducing discretionary capital and operating expenses (iii) obtaining additional facilities from banks and renewal of existing bank borrowings and (iv) proceeds from asset sales. While the Company has had a history of being able to secure additional liquidity or refinance its outstanding indebtedness, the feasibility of some of these plans is contingent upon factors outside of the control of the Company, and as such, this uncertainty raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Reclassification

Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation, including the recast for discontinued operations (Note 4). These reclassifications did not impact any prior amounts of net income (loss) or cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying disclosures.

Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, allowance for doubtful accounts, content cost amortization and impairment, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of a disposal group associated with divestitures, the fair value of the Company’s reporting units and the assessment of goodwill, other intangible assets and long-lived assets for impairment, consolidation, investments, redeemable non-controlling interests, the fair value of equity-based compensation, tax receivable agreement liability, income taxes and contingencies.

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

Revenue Recognition

The Company’s Owned Sports Properties segment primarily generates revenue via media rights fees, sponsorships, ticket sales, subscriptions, license fees and pay-per-view. The Company’s Events, Experiences & Rights segment primarily generates revenue from media rights sales, production service and studio fees, sponsorships, ticket sales, subscriptions, streaming fees, tuition, profit sharing and commissions. The Company’s Representation segment primarily generates revenue through commissions, packaging fees, marketing and consulting fees, production fees and content licensing fees. The Company’s Sports Data & Technology ("SD&T") segment, which is presented as discontinued operations, primarily generates revenue via streaming and data rights fees, software license fees, and service fees, by providing media, data and technology platforms that offer tailored solutions for sportsbooks as well as proprietary trading and pricing solutions.

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

Content Distribution and Sales

The Company is an independent global distributor of sports programming and possesses relationships with a wide variety of broadcasters and media partners around the world. The Company sells media rights globally on behalf of its clients as well as its owned assets, including Ultimate Fighting Championship ("UFC"), World Wrestling Entertainment, Inc. ("WWE") and Professional Bull Riders ("PBR"). For sales of media and broadcast rights for live entertainment and sporting event programming on behalf of clients, the Company has both arrangements in which it is acting as a principal (full rights buy-out model) as well as an agent (commission model).

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
•
Commission model: For media rights sales in which the Company does not obtain control of the underlying rights, the Company earns a commission equal to a stated percentage of the license fees for the rights distributed. As the Company does not obtain control of the underlying media rights, the Company recognizes the sales commission as revenue. The Company’s performance obligation generally includes distributing the live video feed and revenue is typically recognized on an event basis.

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

For services related to third-party controlled events, the Company’s customer is the third-party event owner. The Company earns fixed and/or variable commission revenue for ticket sales, collection of participation entry fees, hospitality sales or sponsorship sales on behalf of an event owner. For these arrangements, the Company recognizes as revenue the stated percentage of commissions due from the event owner (i.e., not the gross ticket sales/earnings from the event itself) as sales are completed, as the Company is acting as an agent of the event owner. The Company also provides event management services to assist third party event owners with producing certain live events, including managing hospitality and sponsorships. The Company earns fixed fees and/or variable profit participation commissions for event management services, and generally recognizes such revenue under the series guidance over the course of the event, multiple events, or contract term in accordance with the pattern of delivery for the service. For event management services, the Company may process payments to third party vendors on behalf of the event owner. The Company accounts for the pass-through of such third-party vendor payments either on a gross or net basis depending on whether the Company obtains control of the third-party vendor’s services.

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

Sports Data & Technology Revenue (presented as discontinued operations)

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

As of December 31, 2024 and 2023, no single customer accounted for 10% or more of the Company’s accounts receivable. For the year ended December 31, 2024, no single customer accounted for 10% of the Company's revenue. For the years ended December 31, 2023 and 2022, there was one customer who accounted for more than 10% of the Company’s revenue.

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

Deferred Costs

Deferred costs principally relate to payments made to event owners and third-party vendors in advance of events taking place, upfront contractual payments and prepayments on media and licensing rights fees and advancements for content production or overhead costs. These costs are recognized when the event takes place or over the respective period of the media and licensing rights. If payments to event owners and third-party vendors are made more than one year in advance of the event, the deferred cost will be classified as other assets in the consolidated balance sheet.

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

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets, indefinite-lived intangible assets and goodwill. These assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic evaluations for potential impairment (Note 7 and Note 8). The resulting fair value measurements of the assets are considered to be Level 3 measurements.

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

Equity-Based Compensation

Equity-based compensation is accounted for in accordance with ASC Topic 718-10, Compensation-Stock Compensation. The Company records compensation costs related to its incentive awards. Equity-based compensation cost is measured at the grant date based on the fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The performance-based awards with a performance condition are expensed when the achievement of performance conditions are probable. The total expense recognized over the vesting period will only be for those awards that ultimately vest. Compensation cost for performance-based awards with a market condition is recognized regardless of the number of units that vest based on the market condition and is recognized on straight-line basis over the estimated service period, with each tranche separately measured. Compensation expense is not reversed even if the market condition is not satisfied. See Note 15 for further discussion of the Company’s equity-based compensation.

Earnings per Share

Earnings per share ("EPS") is computed in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing the net income available to our Class A Common Stockholders by the weighted average number of shares outstanding for the period. Diluted EPS is calculated by dividing the net income available for common stockholders by the diluted weighted average shares outstanding for that period. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of additional shares of Class A Common Stock issuable in exchange for redemption of certain redeemable non-controlling interests and vested units of Endeavor Manager and EOC, as well as under the Company’s share based compensation plans (if dilutive), with adjustments to net income available for common stockholders for dilutive potential common shares.

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

Tax Receivable Agreement Liability

Generally, we are required under the tax receivable agreement ("TRA") to make payments to the TRA Holders that are generally equal to 85% of the applicable cash tax savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes that will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of EOC Units for Class A common stock or cash and payments made under the TRA. The timing and amounts payable under the TRA will vary depending upon a number of factors, including the amount, character and timing of the taxable income of EGH in the future and the tax rates in effect. The Company recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from the Company’s estimates, which could impact the timing of payments under the TRA.

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

Foreign Currency

The Company has operations outside of the United States. Therefore, changes in the value of foreign currencies affect the consolidated financial statements when translated into U.S. Dollars. The functional currency for substantially all subsidiaries outside the U.S. is the local currency. Financial statements for these subsidiaries are translated into U.S. Dollars at period end exchange rates for assets and liabilities and monthly average exchange rates for revenue, expenses and cash flows. For these countries, currency translation adjustments are recognized in shareholders’ equity as a component of accumulated other comprehensive income (loss), whereas transaction gains and losses are recognized in other income (expense), net in the consolidated statements of operations. The Company recognized $5.7 million, $(16.0) million and $26.1 million of realized and unrealized foreign currency transaction losses (gains) for the years ended December 31, 2024, 2023 and 2022, respectively.

3.
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued Accounting Standard Update ("ASU") 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of that security. The amendments in this update were effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024 with no material effect on the Company’s financial position or results of operations.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024 with the comparative periods updated to reflect additional disclosures. See Note 19 for further detail.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718). This ASU illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrange under Accounting Standards Codification ("ASC") 718 or another accounting standard. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2024. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20) — Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

4.
DISCONTINUED OPERATIONS AND HELD FOR SALE

As contemplated in the Merger Agreement with Silver Lake, which was executed in April 2024, the Company initiated a process to sell certain businesses of the Company.

Discontinued Operations

During the second quarter of 2024, the Company began to actively market its SD&T segment. The SD&T segment includes OpenBet, which specializes in betting engine products, services and technology, processing billions of bets annually, as well as trading, pricing and risk management tools; player account and wallet solutions; innovative front-end user experiences and user interfaces; and content offerings, such as BetBuilder, DonBest pricing feeds and a sports content aggregation platform. As part of OpenBet, IMG ARENA delivers live streaming and data feeds for more than 65,000 sports events annually to sportsbooks, rightsholders and media partners around the globe. This data also powers IMG ARENA's portfolio of on-demand virtual sports products and front-end solutions, including the UFC Event Centre.

In November 2024, the Company entered into an agreement with WME IMG, OB Global Holdings LLC, an entity affiliated with Ariel Emanuel, our Chief Executive Officer, and certain members of OpenBet management, pursuant to which OB Global Holdings LLC will acquire OpenBet and IMG ARENA for total consideration of approximately $450.0 million (the "OpenBet Acquisition"), subject to certain adjustments, consisting of (i) a $100.0 million cash payment, subject to specified adjustments as set forth in the agreement, and (ii) an unsecured promissory note with a make-whole value of approximately $350.0 million upon the occurrence of certain events, including a voluntary prepayment or a change of control of OB Global Holdings LLC.

The Company determined the SD&T segment continued to meet the definition of a discontinued operation as of December 31, 2024; and as such, the Company has recast its financial statements to present the SD&T segment as discontinued operations for all periods.

The following table presents the aggregate carrying amounts of major classes of assets and liabilities in the consolidated balance sheets related to the SD&T segment as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Assets of discontinued operations:
Accounts receivable	$111,686	$128,933
Deferred costs	39,966	20,963
Other current assets	23,883	20,563
Current assets of discontinued operations	175,535	170,459
Property and equipment, net	35,215	30,262
Operating lease right-of-use assets	8,955	10,691
Intangible assets, net	396,827	400,081
Goodwill	418,730	634,696
Investments(1)	27,018	3,792
Deferred income taxes	182	426
Other assets	18,146	22,219
Valuation allowance	(525,903)	—
Long-term assets of discontinued operations	379,170	1,102,167
Total assets of discontinued operations	$554,705	$1,272,626

Liabilities of discontinued operations:
Accounts payable	$102,033	$125,247
Accrued liabilities	26,014	26,335
Current portion of operating lease liabilities	1,962	2,330
Deferred revenue	42,418	5,225
Other current liabilities	17,479	40,139
Current liabilities of discontinued operations	189,906	199,276
Long-term operating lease liabilities	5,901	8,532
Deferred tax liabilities	74,044	81,188
Other long-term liabilities	14,942	12,657
Long-term liabilities of discontinued operations	94,887	102,377
Total liabilities of discontinued operations	$284,793	$301,653

(1) During the year ended December 31, 2024, the Company committed to funding $10.0 million for an investment.

The following table presents the statements of operations for the discontinued operations of the SD&T segment for the three years ended December 31, 2024 (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenue	$371,902	$469,380	$260,534
Operating expenses:
Direct operating costs	237,363	229,700	136,530
Selling, general and administrative expenses	188,082	172,385	80,757
Depreciation and amortization	24,537	51,307	18,042
Impairment charges(1)	205,928	—	—
Total operating expenses	655,910	453,392	235,329
Operating (loss) income	(284,008)	15,988	25,205
Other (expense) income:
Interest income, net	1,336	554	95
Other (expense) income, net(2)	(537,883)	137	(4,442)
(Loss) income from discontinued operations before income taxes and equity losses of affiliates	(820,555)	16,679	20,858
(Benefit from) provision for income taxes	(138,173)	10,950	9,194
(Loss) income from discontinued operations before equity losses of affiliates	(682,382)	5,729	11,664
Equity losses of affiliates, net of tax	(250)	—	—
(Loss) income from discontinued operations, net of tax	(682,632)	5,729	11,664
(Loss) income attributable to non-controlling interests	(258,418)	6,335	4,830
(Loss) income from discontinued operations attributable to Endeavor Group Holdings, Inc.	$(424,214)	$(606)	$6,834

(1) During the year ended December 2024, the Company performed impairment reviews of the SD&T reporting unit due to triggering events. As a result, the Company recorded non-cash impairment charges of $205.9 million in the year ended December 31, 2024 for goodwill driven by lower streaming and data rights projections combined with the transaction method calculation.

(2) The Company recorded a $525.9 million loss to write-down the SD&T segment's carrying value to its estimated fair value less costs to sell in the year ended December 31, 2024, respectively.

Held For Sale

In October 2024, the Company commenced a review and potential sale of certain assets primarily within its events portfolio, including but not limited to the Miami Open and the Madrid Open tennis tournaments, and art platform, Frieze. As a result, such assets and liabilities are reflected as held for sale in the consolidated balance sheet as of December 31, 2024. These businesses and others held for sale are included the Company's Events, Experiences & Rights and Representation segments.

The major classes of assets and liabilities held for sale, respectively, in the consolidated balance sheet as of December 31, 2024 were as follows (in thousands):

December 31,
2024
Accounts receivable	$26,336
Deferred costs	10,386
Other current assets	5,170
Property and equipment	43,834
Operating lease right-of-use assets	4,758
Intangible assets, net	462,397
Goodwill	326,763
Deferred income taxes	359
Other assets	901
Total assets held for sale	$880,904
Accounts payable and accrued expenses	$35,072
Current portion of operating lease liabilities	1,827
Deferred revenue	44,799
Deposits received on behalf of clients	578
Other current liabilities	1,559
Long-term operating lease liabilities	3,874
Deferred tax liabilities	8,386
Other long-term liabilities	4,214
Total liabilities held for sale	$100,309

5.
ACQUISITIONS AND DIVESTITURES

2024 ACQUISITION

In October 2024, the Company completed an acquisition for a total purchase price of $94.3 million, which was comprised of $45.9 million of cash, $45.8 million of contingent consideration, and $2.6 million of deferred consideration. The Company recorded $46.0 million of goodwill and $36.0 million of intangible assets, which have useful lives ranging from 7 to 9 years. The goodwill was assigned to the Company's Representation segment and is not deductible for tax purposes.

2023 ACQUISITIONS

World Wrestling Entertainment

On September 12, 2023, the Company completed the transactions involving the business combination of WWE, which is a media and entertainment company, and TKO OpCo, which owns and operates the UFC (the "TKO Transactions"). As part of the TKO Transactions, among other things, a new, publicly listed company, TKO, was formed. Upon closing of the TKO Transactions, Endeavor holds a controlling interest in TKO, which became a consolidated subsidiary of the Company.

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

The goodwill for the WWE business combination was assigned to the Company's Owned Sports Properties segment. The goodwill is not deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired as part of the WWE business combination is 20.3 years.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the WWE acquisition had occurred as of January 1, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Pro forma revenue	$6,422,771	$6,287,521
Pro forma net income (loss)	634,692	(80,633)

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

Other 2023 Acquisitions

During the year ended December 31, 2023, the Company completed ten other acquisitions, of which two were included as discontinued operations (Note 4).

The total purchase price of other acquisitions for continuing operations was $72.8 million, which included cash of $64.2 million, contingent consideration with a fair value of $7.6 million, and deferred purchase price of $1.0 million. The Company recorded $39.7 million of goodwill and $36.4 million of intangible assets, of which the weighted average useful life ranges from 3.0 to 9.0 years. The goodwill was assigned to the Company's Events, Experiences & Rights and Representation segments and is partially deductible for tax purposes.

The total purchase price of other acquisitions for discontinued operations was $32.2 million, which included cash of $24.8 million, deferred purchase price of $6.6 million, and the issuance of EGH Class A common stock valued at $0.8 million. The Company recorded $16.6 million of goodwill and $21.3 million of intangible assets, of which the weighted average useful life ranges from 7.5 to 10.8 years. The goodwill was assigned to the Company's Sports Data & Technology segment, which is presented as discontinued operations, and is partially deductible for tax purposes.

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

In April 2022, the Company acquired the Mutua Madrid Open tennis tournament and additional assets ("Madrid Open"), including the Acciona Open de España golf tournament, from Super Slam Ltd and its affiliates. The Company paid $386.1 million for consideration and transfer fees at closing, an additional $31.8 million of consideration is payable within two years of closing, of which half was paid in the second quarter of 2023 and the other half was paid in the second quarter of 2024, and $0.6 million of contingent consideration is payable within three years of closing. The Madrid Open has been included in held for sale as of December 31, 2024 (Note 4).

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

In September 2022, the Company acquired the OpenBet business ("OpenBet") of Light & Wonder, Inc. (formerly known as Scientific Games Corporation) ("Light & Wonder"). OpenBet consists of companies that provide products and services to sports betting operators for the purposes of sports wagering. The Company paid consideration to Light & Wonder of $843.8 million, consisting of $797.1 million of cash and 2,305,794 newly-issued shares of the Company's Class A common stock valued at $46.7 million. OpenBet has been included in discontinued operations (Note 4).

The Company incurred $31.6 million in transaction related costs in connection with these acquisitions. The costs were expensed as incurred and included in selling, general and administrative expenses in the consolidated statement of operations.

The goodwill for the PDL Clubs was assigned to the Company's Owned Sports Properties segment and the goodwill for the Madrid Open, Barrett-Jackson, and OpenBet acquisitions was assigned to the Company's Events, Experiences & Rights segment. OpenBet was reclassified to the Company's SD&T segment effective January 1, 2023 and the SD&T segment was subsequently recast as discontinued operations (Note 4). The goodwill is partially deductible for tax purposes. The weighted average life of finite-lived intangible assets acquired for these four PDL Clubs was 18.7 years and the intangibles acquired for Madrid Open are indefinite-lived. The intangibles acquired for Barrett-Jackson and OpenBet include both finite-lived intangibles, which have a weighted average life of 6.2 and 11.6 years, respectively, and indefinite-lived intangibles.

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

Other 2022 Acquisitions

In May 2022, the Company completed an acquisition for a total purchase price of $15.6 million in return for a 73.5% controlling interest. The Company paid $4.6 million in cash and issued 396,917 shares of EGH Class A common stock valued at $11.0 million. The Company recorded $10.8 million of goodwill and $3.4 million of intangible assets, of which the weighted average useful life ranges from 4 to 8 years. The goodwill is partially deductible for tax purposes. The goodwill was assigned to the Company's Events, Experiences & Rights segment and reclassified to the Company's SD&T segment effective January 1, 2023. The SD&T segment was subsequently recast as discontinued operations (Note 4). In September 2022, the Company completed another acquisition for a total purchase price of $3.9 million including contingent consideration with a fair value of $0.9 million. The Company recorded $3.0 million of goodwill and $0.8 million of intangible assets, of which the weighted average useful life ranges from 9 to 11 years. The goodwill for this acquisition was assigned to the Company's Events, Experiences & Rights segment and is partially deductible for tax purposes.

2022 DIVESTITURES

Endeavor Content

In February 2021, the Company signed a new franchise agreement and side letter (the "Franchise Agreements") directly with the Writer’s Guild of America East and the Writer’s Guild of America West (collectively, the "WGA"). These Franchise Agreements included terms that, among other things, prohibited the Company from (a) negotiating packaging deals after June 30, 2022 and (b) having more than a 20% non-controlling ownership or other financial interest in, or being owned or affiliated with any individual or entity that has more than a 20% non-controlling ownership or other financial interest in, any entity or individual engaged in the production or distribution of works written by WGA members under a WGA collective bargaining agreement. The Company sold 80% of its interest in the restricted Endeavor Content business in January 2022. The Company received cash proceeds of $666.3 million and divested $16.6 million of cash and restricted cash on the date of sale. The retained 20% interest of the restricted Endeavor Content business is accounted for as an equity method investment and was valued at $196.3 million at the date of sale. The fair value of the retained 20% interest of the restricted Endeavor Content business was determined using the market approach. The key input assumption was the transaction price paid for the Company's 80% interest in the restricted Endeavor Content business. The Company recorded a net gain of $463.6 million, inclusive of a $121.1 million gain related to the remeasurement of the retained interest in the restricted Endeavor Content business to fair value and $15.0 million of transaction costs, in other income, net during the year ended December 31, 2022. The restricted Endeavor Content business was included in the Company's Representation segment prior to the sale.

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

6. SUPPLEMENTARY DATA

Property, Buildings and Equipment

Property, buildings and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$50,626	$81,246
Buildings and improvements	584,070	650,287
Furniture and fixtures	163,852	166,503
Office, computer, production and other equipment	286,982	260,210
Computer software	184,907	219,982
Construction in progress	55,804	42,858
	1,326,241	1,421,086
Less: accumulated depreciation	(539,984)	(506,441)
Total property, buildings and equipment, net	$786,257	$914,645

Depreciation of property, buildings and equipment, including amortization of leasehold improvements, was $175.4 million, $111.5 million and $91.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Accrued Liabilities

The following is a summary of accrued liabilities (in thousands):

	December 31,
	2024	2023
Accrued operating expenses	$339,483	$322,347
Legal settlement (Note 21)	250,000	—
Payroll, bonuses and benefits	225,420	256,715
Other	68,504	105,328
Total accrued liabilities	$883,407	$684,390

Valuation and Qualifying Accounts

The following table sets forth information about the Company's valuation and qualifying accounts (in thousands):

	Balance at	Additions/ Charged			Divestitures /	Balance at
	Beginning	to Costs and		Foreign	Assets Held	End of
	of Year	Expenses, Net	Deductions	Exchange	for Sale	Year

Allowance for doubtful accounts
Year Ended December 31, 2024	$58,026	$12,734	$(19,410)	$6,546	$(1,725)	$56,171
Year Ended December 31, 2023	$51,755	$25,898	$(13,603)	$775	$(6,799)	$58,026
Year Ended December 31, 2022	$54,786	$13,841	$(14,963)	$(1,909)	$—	$51,755

Deferred tax valuation allowance
Year Ended December 31, 2024	$182,513	$35,410	$—	$(715)	$—	$217,208
Year Ended December 31, 2023	$171,521	$11,064	$—	$(72)	$—	$182,513
Year Ended December 31, 2022	$858,932	$(686,369)	$—	$(1,042)	$—	$171,521

Supplemental Cash Flow

The Company’s supplemental cash flow information is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Supplemental information:
Cash paid for interest	$420,068	$353,932	$242,972
Cash payments for income taxes	123,681	73,654	42,084

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$13,105	$57,472	$31,922
Contingent consideration provided in connection with acquisitions	45,830	7,637	1,500
Establishment and acquisition of non-controlling interests	—	6,331	414,985
Accretion of redeemable non-controlling interests	8,036	(6,465)	83,225
Investment in affiliates retained from a business divestiture	—	—	202,220
Deferred consideration in connection with acquisitions	2,567	6,567	31,770
Non-cash contributions from non-controlling interests	1,493	9,000	—
Issuance of Class A common stock due to an acquisition	—	781	70,254
Acquisition of WWE, net of deferred consideration	—	8,111,055	—
Items arising from exchanges of EOC units and Endeavor Manager units, and changes in ownership:
Establishment of liabilities under tax receivable agreement	21,052	69,465	4,639
Deferred tax asset	38,729	56,443	5,458

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying value of goodwill are as follows (in thousands):

	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Balance — December 31, 2022	$2,674,038	$1,504,976	$498,256	$4,677,270
Acquisitions	5,063,775	20,539	19,175	5,103,489
Divestiture	—	(235,376)	—	(235,376)
Impairment	$—	(31,772)	—	(31,772)
Foreign currency translation and other	71	3,526	(65)	3,532
Balance — December 31, 2023	$7,737,884	$1,261,893	$517,366	$9,517,143	(1)
Acquisitions	—	—	46,032	46,032
Impairment	—	(72,207)	—	(72,207)
Assets held for sale	—	(326,763)	—	(326,763)
Foreign currency translation and other	(2,266)	(509)	(2,020)	(4,795)
Balance — December 31, 2024	$7,735,618	$862,414	$561,378	$9,159,410	(1)

(1) Net of accumulated impairment losses of $296.6 million and $224.4 million as of December 31, 2024 and 2023, respectively.

Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2024 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.7	$3,136,284	$(548,556)	$2,587,728
Customer and client relationships	8.3	2,200,017	(1,305,148)	894,869
Internally developed technology	2.9	78,530	(53,125)	25,405
Other	4.0	147,950	(81,485)	66,465
		5,562,781	(1,988,314)	3,574,467
Indefinite-lived:
Trade names		381,789	—	381,789
Owned events		52,289	—	52,289
Total intangible assets		$5,996,859	$(1,988,314)	$4,008,543

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2023 (in thousands):

	Weighted Average Estimated Useful Life (in years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Trade names	22.7	$3,138,390	$(420,798)	$2,717,592
Customer and client relationships	8.3	2,229,807	(1,159,370)	1,070,437
Internally developed technology	3.2	104,248	(68,216)	36,032
Other	4.0	149,187	(53,994)	95,193
		5,621,632	(1,702,378)	3,919,254
Indefinite-lived:
Trade names		410,113	—	410,113
Owned events		482,917	—	482,917
Total intangible assets		$6,514,662	$(1,702,378)	$4,812,284

Intangible asset amortization expense was $363.7 million, $198.7 million and $157.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated annual intangible amortization for the next five years and thereafter is as follows (in thousands):

Years Ending
December 31,
2025	$302,057
2026	288,308
2027	251,719
2028	232,418
2029	227,541
Thereafter	2,272,424
Total	$3,574,467

Annual Impairment Assessments

During the years ended December 31, 2024, 2023 and 2022, the Company completed its annual impairment review of goodwill and intangibles. For the years ended December 31, 2024 and 2023, the Company recorded total non-cash impairment charges of $72.2 million and $31.8 million, respectively, for goodwill, and $3.5 million and $43.1 million, respectively, for intangible assets driven by either the transaction method calculation or lower projections. These impairments charges were recorded in the Company's Events, Experiences & Rights segment. The Company determines the fair value of each reporting unit based on discounted cash flows using an applicable discount rate for each reporting unit, or indications of fair value based on third party bids. Intangible assets were valued based on a relief from royalty method or an excess earnings method. For the year ended December 31, 2022, the Company did not record an impairment charge for such review.

In connection with certain divestitures, the Company recorded non-cash impairment charges for goodwill of $0.7 million for the year ended December 31, 2022, which was recorded in the Company's Events, Experiences & Rights and Representation segments.

8. INVESTMENTS

The following is a summary of the Company’s investments (in thousands):

	December 31,
	2024	2023
Equity method investments (1)	$205,474	$199,987
Equity investments without readily determinable fair values	194,834	193,867
Equity investments with readily determinable fair values	676	325
Total investments	$400,984	$394,179

(1) The book value of four equity method investments exceeded the Company’s percentage ownership share of their underlying net assets by $17.2 million, $27.3 million, $13.2 million and $9.6 million as of December 31, 2024 and $21.5 million, $27.7 million, none and $10.6 million as of December 31, 2023. The basis differences, primarily resulting from acquisition purchase price step-ups on the investments, are accounted for as goodwill, which is not tested for impairment separately. Instead, the investments are tested if there are indicators of an other-than-temporary decline in carrying value.

Equity Method Investments

As of December 31, 2024 and 2023, the Company held various investments in non-marketable equity instruments of private companies. As of December 31, 2024, the Company’s equity method investments are primarily comprised of the restricted Endeavor Content business (now operating under the name Fifth Season) and Sports News Television Limited. The Company’s ownership of its equity method investments ranges from 5% to 50% as of December 31, 2024 and 2023.

In January 2022, in connection with the Company's sale of 80% of the restricted Endeavor Content business, the Company retained 20% ownership in the restricted Endeavor Content business ("Fifth Season"). As of December 31, 2024, the Company’s ownership interest is approximately 15% as a result of an investment made in Fifth Season by a third party investor in December 2023. The Company recognized a $10.1 million gain as a result of the reduction of its equity interest in Fifth Season during the year ended December 31, 2023. The investment is accounted for as an equity method investment. The Company’s share of the net loss of Fifth Season for the years ended December 31, 2024 and 2023 and period ended December 31, 2022 were $12.4 million, $21.2 million, and $11.2 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations.

In September 2023, Learfield IMG College underwent a recapitalization transaction that resulted in the Company’s ownership interest in Learfield, the recapitalized Learfield IMG College, being reduced from approximately 42% to approximately 1%. Subsequent to the recapitalization transaction, the Company accounts for its interest in Learfield as an investment without readily determinable fair value. The Company’s share of the net loss of Learfield IMG College for the years ended December 31, 2023 and 2022 were none, and $129.7 million, respectively, and was recognized within equity losses of affiliates in the consolidated statements of operations. The Company's share of the results of Learfield IMG College for the year ended December 31, 2022 included a $56.1 million charge as a result of its annual goodwill and indefinite lived intangibles asset impairment test, primarily due to continued losses.

During the years ended December 31, 2024, 2023 and 2022, other-than-temporary impairment charges were $2.9 million, $9.9 million, and $84.6 million, respectively, for its equity method investments, which were recognized within equity losses of affiliates in the consolidated statements of operations.

Summarized Financial Information

The following is a summary of financial data for investments in affiliates accounted for under the equity method of accounting (in thousands):

	2024	2023
Current assets	$809,859	$809,291
Non-current assets	1,088,871	1,091,480
Current liabilities	833,161	762,109
Non-current liabilities	437,738	483,441

	Years Ended December 31,
	2024	2023	2022
Revenue	$1,427,903	$791,337	$1,826,585
Income (loss) from operations	31,173	322	(211,924)
Net Loss	(62,532)	(81,865)	(359,665)

Equity Investments without Readily Determinable Fair Values

As of December 31, 2024 and 2023, the Company holds various investments in non-marketable equity instruments of private companies. During 2024, 2023 and 2022, the Company invested $9.6 million, $63.2 million and $29.4 million, respectively, in investments without readily determinable fair value.

For the years ended December 31, 2024, 2023 and 2022, the Company performed its assessment on its investments without readily determinable fair values and recorded a net increase of $2.7 million, $0.6 million and $13.1 million, respectively, in other income, net in the consolidated statements of operations. The net increase for each year was due to observable price changes, which were partially offset by impairments. For the years ended December 31, 2024, 2023 and 2022, the Company recorded gains on disposals/sales of $3.8 million, $1.1 million, and $3.3 million, respectively.

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

As of December 31, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 12 months from December 31, 2024) (in thousands except for exchange rates):

Foreign Currency	Foreign Currency Amount		US Dollar Amount	Weighted Average Exchange Rate Per $1 USD

British Pound Sterling	£ 13,569	in exchange for	$17,264	£ 0.79
Euro	€1,950	in exchange for	$2,132	€0.91
Singapore Dollar	S$ 2,050	in exchange for	$1,540	S$ 1.33
Canadian Dollar	C$ 850	in exchange for	$627	C$ 1.36
United Arab Emirates Dirham	3,200 د.إ.	in exchange for	$872	د.إ 3.67

For forward foreign exchange contracts designated as cash flow hedges, the Company recognized a net gain in accumulated other comprehensive income (loss) of $0.3 million for the year ended December 31, 2022. The Company did not recognize any gains or losses in accumulated other comprehensive income (loss) for the years ended December 31, 2024 and 2023. The Company reclassified gains of $0.8 million into net income for the year ended December 31, 2022. The Company did not reclassify any gains or losses into net (loss) income for the years ended December 31, 2024 and 2023.

For forward foreign exchange contracts not designated as cash flow hedges, the Company recorded net (losses) gains of $(0.4) million, $4.5 million and $(7.2) million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts were included in other income, net in the consolidated statements of operations.

In certain circumstances, the Company enters into contracts that are settled in currencies other than the functional or local currencies of the contracting parties. Accordingly, these contracts consist of the underlying operational contract and an embedded foreign currency derivative element. Hedge accounting is not applied to the embedded foreign currency derivative element. The Company recorded net gains (losses) of $3.2 million, $1.7 million and $(0.4) million for the years ended December 31, 2024, 2023 and 2022, respectively, in other income, net in the consolidated statements of operations.

In addition, the Company has entered into interest rate swaps for portions of its 2014 Credit Facilities and other variable interest bearing debt and has designated them cash flow hedges. In June 2023, the Company executed amendments to transition the interest rate swaps on its 2014 Credit Facilities from LIBOR to Term Secured Overnight Financing Rate ("SOFR") with a new average fixed coupon of approximately 2.05% for $1.5 billion of interest rate swaps and approximately 3.10% for $750 million of interest rate swaps. The $1.5 billion of interest rate swaps matured during the quarter ended June 30, 2024 and the $750 million of interest rate swaps matured during the quarter ended September 30, 2024. For the years ended December 31, 2024, 2023 and 2022, the Company recorded net gains of $9.7 million, $23.2 million and $98.6 million, respectively, in accumulated other comprehensive income (loss) and reclassified gains (losses) of $36.6 million, $59.4 million and $(5.6) million, respectively, into net (loss) income.

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

The following tables present, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of
	December 31, 2024
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$676	$—	$—	$676
Forward foreign exchange contracts	—	3,308	—	3,308
Interest rate swaps	—	718	—	718
Total	$676	$4,026	$—	$4,702
Liabilities:
Contingent consideration	$—	$—	$51,901	$51,901
Forward foreign exchange contracts	—	2,544	—	2,544
Total	$—	$2,544	$51,901	$54,445

	Fair Value Measurements as of
	December 31, 2023
	Level I	Level II	Level III	Total
Assets:
Investments in equity securities with readily determinable fair values	$325	$—	$—	$325
Forward foreign exchange contracts	—	1,402	—	1,402
Interest rate swaps	—	32,683	—	32,683
Total	$325	$34,085	$—	$34,410
Liabilities:
Contingent consideration	$—	$—	$8,103	$8,103
Forward foreign exchange contracts	—	3,372	—	3,372
Total	$—	$3,372	$8,103	$11,475

There have been no transfers of assets or liabilities between the fair value measurement classifications during the year ended December 31, 2024.

Investments in Equity Securities with Readily Determinable Fair Values

The estimated fair value of the Company’s equity securities with readily determinable fair values is based on observable inputs in an active market, which is a Level 1 measurement within the fair value hierarchy.

Contingent Consideration

The Company has recorded contingent consideration liabilities in connection with its acquisitions. Contingent consideration is included in current liabilities and other long-term liabilities in the consolidated balance sheets. Changes in fair value are recognized in selling, general and administrative expenses. The estimated fair value of the contingent consideration is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. During 2024, contingent consideration increased primarily from the Company's 2024 acquisition (Note 5).

Forward Foreign Exchange Contracts

The Company classifies its forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). As of December 31, 2024 and 2023, the Company had $1.3 million and $1.3 million in other current assets, $2.0 million and $0.1 million in other assets, $2.5 million and $2.2 million in other current liabilities, and none and $1.2 million in other long-term liabilities, respectively, recorded in the consolidated balance sheets related to the Company’s forward foreign exchange contracts.

Interest Rate Swaps

The Company classifies its interest rate swaps within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (Note 9). The fair value of the swaps was $0.7 million and $32.7 million as of December 31, 2024 and 2023, respectively, and was included in other assets in the consolidated balance sheets.

11. DEBT

The following is a summary of outstanding debt (in thousands):

	December 31,
	2024	2023
2014 Credit Facilities:
First Lien Term Loan (due May 2025)	$2,213,652	$2,243,784
Zuffa Credit Facilities:
Zuffa First Lien Term Loan (due November 2031)	2,750,000	2,728,766
Other debt (3.25%-14.50% Notes due at various dates through 2033)	756,546	88,614
Total principal	5,720,198	5,061,164
Unamortized discount	(24,237)	(11,192)
Unamortized issuance costs	(17,830)	(21,661)
Total debt	5,678,131	5,028,311
Less: current portion	(2,248,029)	(58,894)
Total long-term debt	$3,430,102	$4,969,417

2014 Credit Facilities

As of December 31, 2024 and 2023, the Company had $2.2 billion and $2.2 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2014 IMG acquisition (the "2014 Credit Facilities"). The 2014 Credit Facilities consist of a first lien secured term loan (the "First Lien Term Loan") and a $200.0 million secured revolving credit facility (the "Revolving Credit Facility"). In May 2024, the Company entered into an amendment to extend the maturity date of the Revolving Credit Facility from November 18, 2024 to April 2, 2025 and increased the borrowing capacity under the Revolving Credit Facility by $50.0 million.

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

Amounts under the Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, which is now April 2, 2025. The Revolving Credit Facility accrues a commitment fee of 0.25-0.50% per annum on the unused balance. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to SOFR plus 2.00-2.50%, depending on the First Lien Leverage Ratio, with a SOFR floor of 0.00%. Prior to April 2023, the reference rate was LIBOR. During the year ended December 31, 2024, the Company borrowed $150.0 million and subsequently repaid $150.0 million under its Revolving Credit Facility. The Company had no borrowings outstanding as of December 31, 2024 and 2023 under the Revolving Credit Facility.

In September and December 2022, and July 2023, the Company repaid $250.0 million, $200.0 million, and $32.0 million, respectively, related to the First Lien Term Loan.

The 2014 Credit Facilities contain a financial covenant that requires the Company to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 7.5-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the Revolving Credit Facility plus outstanding letters of credit exceeding $50.0 million that are not cash collateralized exceeds thirty-five percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. This covenant did not apply as of December 31, 2024 and 2023 as the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company had outstanding letters of credit under the 2014 Credit Facilities totaling $28.2 million and $28.9 million as of December 31, 2024 and 2023, respectively.

Zuffa Credit Facilities

As of December 31, 2024 and 2023, the Company has $2.8 billion and $2.7 billion, respectively, outstanding under a credit agreement that was entered into in connection with the 2016 Zuffa acquisition (as amended the "Zuffa Credit Facilities"). The Zuffa Credit Facilities consist of a first lien secured term loan (the "Zuffa First Lien Term Loan") and a secured revolving credit facility in an aggregate principal amount of $205.0 million (collectively, the "Zuffa Revolving Credit Facility"). The Zuffa Credit Facilities are secured by liens on substantially all of the assets of Zuffa, including WWE.

In November 2024, the Company entered into the fifth amendment (the "Fifth Amendment") to the Zuffa Credit Facilities. The Fifth Amendment increased the aggregate principal amount of the Zuffa First Lien Term Loan by $44.5 million to $2.8 billion, which now matures November 21, 2031. The Fifth Amendment also extended the maturity date of the Zuffa Revolving Credit Facility to November 21, 2029.

Payments under the Zuffa First Lien Term Loan include 1% principal amortization that is payable in equal quarterly installments, with any remaining balance payable on the final maturity date, November 21, 2031. Following the refinancing, the Zuffa First Lien Term Loan accrues interest at an annual interest rate of SOFR plus 2.25%, with a SOFR floor of 0.00%.

Amounts under the amended Zuffa Revolving Credit Facility are available to be borrowed and re-borrowed until its termination date, November 21, 2029. The Zuffa Revolving Credit Facility accrues a commitment fee of 0.25-0.50% per annum on the unused balance. Borrowings under the Zuffa Revolving Credit Facility, as amended, accrue interest at a rate equal to SOFR plus 2.00-2.25%, depending on the First Lien Leverage Ratio (as defined in the credit agreement), with a SOFR floor of 0.00%. During the year ended December 31, 2024, the Company borrowed and subsequently fully repaid $150.0 million under the Zuffa Revolving Credit Facility. As of December 31, 2024 and 2023, there were no outstanding borrowings and no outstanding letters of credit under the Zuffa Revolving Credit Facility.

The Zuffa Credit Facilities contain a financial covenant that requires Zuffa to maintain, commencing with the fiscal quarter ending June 30, 2025, a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 8.25-to-1. Prior to the Fifth Amendment, Zuffa was required to maintain a First Lien Leverage Ratio of no more than 6.5-to-1. Pursuant to the Fifth Amendment, Zuffa is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings under the Zuffa Revolving Credit Facility is the greater of (i) $85.0 million and (ii) forty percent of the borrowing capacity of the Zuffa Revolving Credit Facility (excluding any letters of credit, whether drawn or undrawn). Prior to the Fifth Amendment, this applicable testing condition was thirty-five percent of the borrowing capacity. This covenant did not apply as of December 31, 2024 and 2023 as Zuffa had no borrowings outstanding under the Zuffa Revolving Credit Facility.

Other Debt

Margin Loan

In September 2024, January Capital HoldCo, LLC, a wholly owned subsidiary of EOC, entered into a new five-year secured credit agreement (as amended, the "Margin Loan Agreement"), which matures on September 13, 2029. Under the Margin Loan Agreement, the Company may borrow up to $2.25 billion in term loans, subject to the borrowing criteria as defined in the agreement. The interest rate on the drawn amount under the Margin Loan Agreement is the 3-month SOFR (as defined therein) plus 3.0%, payable quarterly. At the Company's election, interest may be paid in cash or in kind by increasing the principal amount of the outstanding borrowings under the Margin Loan Agreement. During the year ended December 31, 2024, $3.5 million of interest was paid in kind, increasing the principal amount of the outstanding borrowings. During the year ended December 31, 2024 , the Company borrowed an aggregate of $675.1 million under the Margin Loan Agreement. The amount outstanding as of December 31, 2024 was $678.6 million.

As security for the Margin Loan Agreement, the Company has granted a first-priority lien to the lenders, pro rata to the amount of their commitments, on 83.1 million common units of TKO OpCo and a corresponding number of shares of TKO Class B common stock (collectively, the "Pledged Securities"). If the Company defaults on its obligations under the Margin Loan Agreement, then the lenders can declare all amounts outstanding under the Margin Loan Agreement, with accrued interest, to be immediately due and payable, and if the Company is unable to pay such amounts, the lenders may foreclose on the Pledged Securities and any other collateral that then secures borrowings under the Margin Loan Agreement.

On Location Revolver

As of December 31, 2024, the Company has an On Location ("OL") revolving credit agreement with $42.9 million of borrowing capacity. The maturity date is the earlier of August 2026 or the date that is 91 days prior to the maturity date of the term loans under the 2014 Credit Facilities. As of December 31, 2024 and 2023, there were no borrowings outstanding under this agreement.

The OL revolving credit agreement contains a financial covenant that requires OL to maintain a First Lien Leverage Ratio of Consolidated First Lien Debt to Consolidated EBITDA, as defined in the credit agreement, of no more than 3-to-1. The Company is only required to meet the First Lien Leverage Ratio if the sum of outstanding borrowings on the OL revolving credit facility plus outstanding letters of credit exceeding $2.0 million that are not cash collateralized exceeds forty percent of the total Revolving Commitments as measured on a quarterly basis, as defined in the credit agreement. The financial debt covenant of the OL revolving credit facility did not apply as of December 31, 2024 and 2023 as OL has no borrowings outstanding under the OL revolving credit agreement.

OL had no outstanding letters of credit under the revolving credit agreement as of December 31, 2024 and 2023. In June 2023, the Company executed an amendment of the OL revolving credit facility to replace LIBOR with SOFR.

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

The Zuffa Secured Commercial Loans contain a financial covenant that requires Zuffa to maintain a Debt Service Coverage Ratio of consolidated debt to Adjusted EBITDA as defined in the loan agreements of no more than 1.15-to-1 as measured on an annual basis. As of December 31, 2024 and 2023, Zuffa was in compliance with its financial debt covenant under the Zuffa Secured Commercial Loans.

Debt Maturities

The Company will be required to repay the following principal amounts in connection with its debt obligations (in thousands):

Years Ending
December 31,
2025	$2,253,380
2026	35,701
2027	33,264
2028	65,018
2029	709,422
Thereafter	2,623,413
Total	$5,720,198

2014 Credit Facilities and Zuffa Credit Facilities

The 2014 Credit Facilities and the Zuffa Credit Facilities restrict the ability of certain subsidiaries of the Company to make distributions and other payments to the Company. These restrictions do include exceptions for, among other things, (1) amounts necessary to make tax payments, (2) a limited annual amount for employee equity repurchases, (3) distributions required to fund certain parent entities, (4) other specific allowable situations and (5) a general restricted payment basket. As of December 31, 2024, EGH held long-term deferred tax benefits of $701.1 million, and a TRA liability of $881.5 million, of which $130.5 million was classified as current and $751.0 million was classified as long-term. As of December 31, 2023, EGH held cash of $40.5 million, long-term deferred income tax benefits of $486.2 million, income taxes payable of $22.0 million, as well as a TRA liability of $990.5 million, of which $156.2 million was classified as current and $834.3 million was classified as long-term. Otherwise, EGH has no material separate cash flows or assets or liabilities other than the investments in its subsidiaries. All its business operations are conducted through its operating subsidiaries; it has no material independent operations. EGH has no other material commitments or guarantees. As a result of the restrictions described above, substantially all of the subsidiaries’ net assets are effectively restricted in their ability to be transferred to EGH as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities had an estimated fair value of $5.0 billion and $5.0 billion, respectively. The estimated fair values of the Company’s First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities are based on quoted market values for the debt. Since the First Lien Term Loan under the 2014 Credit Facilities and Zuffa’s First Lien Term Loan under its Credit Facilities do not trade on a daily basis in an active market, fair value estimates are based on market observable inputs based on quoted market prices and borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 under the fair value hierarchy.

12. SHAREHOLDERS' EQUITY

As of December 31, 2024 and 2023, EGH has the following common stock:

Class of Common Stock	Par Value	Votes	Economic Rights
Class A common stock	$0.00001	1	Yes
Class B common stock	$0.00001	None	Yes
Class C common stock	$0.00001	None	Yes
Class X common stock	$0.00001	1	None
Class Y common stock	$0.00001	20	None

Voting shares of EGH’s common stock will generally vote together as a single class on all matters submitted to a vote of our stockholders.

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

Dividends

Since the quarter ended September 2023, the Company has declared and paid quarterly cash dividends. The dividends were paid from EOC to its common unit holders, including EGH, which, in turn, paid its portion as dividends to holders of shares of the Company's Class A common stock.

Non-controlling Interests

As discussed in Note 5, in September 2023, the Company completed the TKO Transactions. As a result and at the time of closing, (A) EGH and/or its subsidiaries received (1) a 51.0% controlling non-economic voting interest in TKO on a fully-diluted basis and (2) a 51.0% economic interest on a fully-diluted basis in TKO OpCo, and (B) the stockholders of WWE received (1) a 49.0% voting interest in TKO on a fully-diluted basis and (2) a 100% economic interest in TKO, which in turn holds a 49.0% economic interest in TKO OpCo on a fully-diluted basis. The Company's nonredeemable non-controlling interests was adjusted in 2023 to reflect the TKO Transactions.

In December 2024, the Company purchased 863,847 shares of TKO Class A common stock for an aggregate purchase price of $125.6 million. In April 2024, the Company purchased 1,642,970 shares of TKO Class A common stock held by Vincent K. McMahon at a per share price of $89.01 for an aggregate amount of $146.2 million.

In April 2024, TKO purchased 1,853,724 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $165.0 million and retired such shares.

In November 2023, TKO repurchased 1,308,729 shares of its Class A Common Stock for an aggregate purchase price of approximately $100.0 million, which was funded with approximately $100.0 million of borrowings under the Zuffa Revolving Credit Facility and was repaid in December 2023.

In October 2024, TKO announced that its board of directors authorized a share repurchase program of up to $2.0 billion of its Class A common stock and the approval of a quarterly cash dividend program pursuant to which holders of TKO Class A common stock will receive their pro rata share of $75.0 million expected quarterly distributions to be made by TKO OpCo. TKO will determine at its discretion the timing and the amount of any repurchases based on its evaluation of market conditions, share price, and other factors. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions or otherwise, and TKO is not obligated to acquire any particular amount under the share repurchase program. The share repurchase program has no expiration, is expected to be completed within approximately three to four years and may be modified, suspended, or discontinued at any time. TKO's dividend will be paid quarterly to holders of TKO Class A common stock. In February 2025, TKO announced that its inaugural quarterly cash dividend would be paid on March 31, 2025. Future declarations of quarterly dividends are subject to the determination and discretion of TKO based on its consideration of various factors, such as its results of operations, financial condition, market conditions, earnings, cash flow requirements, restrictions in its debt agreements and legal requirements and other factors that TKO deems relevant.

13. REDEEMABLE NON-CONTROLLING INTERESTS

On Location

In connection with the acquisition of On Location Events, LLC, dba On Location ("OL"), in January 2020, the Company entered into the OL LLC Agreement of OLE Parent with 32 Equity, LLC ("32 Equity"). The terms of the agreement provided 32 Equity with certain rights to put its common units in OLE Parent to the Company upon a termination of the Commercial License Agreement ("CLA") or at its option at any time following the Lockup Period as defined. The Company also had certain call rights to require 32 Equity to sell its common units in OLE Parent to the Company upon a termination of the CLA in the event the aforementioned put rights were not exercised. The put/call price was an amount equal to fair market value and the exercise of these put/call rights would have given rise to an obligation of the Company to make a premium payment to 32 Equity in certain circumstances. The premium payment was recognized as a separate unit of account from the non-controlling interest.

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

Barrett-Jackson

In connection with the acquisition of Barrett-Jackson in August 2022 (Note 5), the terms of the agreement provide the sellers a put option to sell their remaining ownership to IMG Auction Company, LLC, a subsidiary of the Company. The first election is between April and July 2029 for 29.9% of the total issued and outstanding units of Barrett-Jackson at that time and the second election is between April and July 2031 for any remaining ownership at that time. The purchase price of the put right is equal to Barrett-Jackson's EBITDA, as defined, multiplied by 13. This redeemable non-controlling interest was recognized at the acquisition date at fair value of $210.1 million. As of December 31, 2024 and 2023, the estimated redemption value was below the carrying value of $211.0 million and $203.9 million, respectively.

Zuffa

In July 2018, the Company received a contribution of $9.7 million from third parties (the "Russia Co-Investors") in a newly formed subsidiary of the Company (the "Russia Subsidiary") that was formed to expand the Company’s existing business in Russia and certain other countries in the Commonwealth of Independent States. The terms of this contribution provide the Russia Co-Investors with a put option to sell their ownership in the Russia Subsidiary beginning five years and nine months after the consummation of the contribution. The purchase price of the put option is the greater of the total investment amount, defined as the Russia Co-Investors’ cash contributions less cash distributions, or fair value. As of December 31, 2024 and 2023, the estimated redemption value was $21.9 million and $11.2 million, respectively.

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

14. EARNINGS PER SHARE

Basic earnings per share is calculated utilizing net (loss) income from continuing operations, net (loss) income from discontinued operations, or net (loss) income, available to common stockholders of the Company, divided by the weighted average number of shares of Class A Common Stock outstanding during the same period. Diluted EPS is calculated by dividing the net (loss) income from continuing operations, net (loss) income from discontinued operations, or net (loss) income, available for common stockholders, by the diluted weighted average shares outstanding for that period. The Company excludes securities from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.

The computation of earnings per share and weighted average shares of the Company’s common stock outstanding for the period presented below (in thousands, except share and per share data):

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Numerator for basic (loss) earnings per share
Numerator for continuing operations
Net (loss) income from continuing operations	$(532,129)	$551,740	$310,000
Less: Net (loss) income attributable to noncontrolling interests	(173,929)	194,618	187,701
Net (loss) income from continuing operations attributable to the Company	(358,200)	357,122	122,299
Adjustment to net (loss) income attributable to the Company	563	313	5,497
Net (loss) income from continuing operations attributable to EGH common shareholders- Basic	$(357,637)	$357,435	$127,796

Numerator for discontinued operations
Net (loss) income from discontinued operations	$(682,632)	$5,729	$11,664
Less: Net (loss) income attributable to noncontrolling interests	(258,418)	6,335	4,830
Net (loss) income from discontinued operations attributable to the Company	(424,214)	(606)	6,834
Adjustment to net (loss) income attributable to the Company	836	—	—
Net (loss) income from discontinued operations attributable to EGH common shareholders- Basic	$(423,378)	$(606)	$6,834

Net (loss) income attributable to EGH common shareholders for basic (loss) earnings per share	$(781,015)	$356,829	$134,630

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Numerator for diluted (loss) earnings per share
Numerator for continuing operations
Net (loss) income from continuing operations	$(532,129)	$551,740	$310,000
Less: Net (loss) income attributable to noncontrolling interests	24,591	23,379	191,900
Net (loss) income from continuing operations attributable to the Company	(556,720)	528,361	118,100
Adjustment to net (loss) income attributable to the Company	(38)	313	5,497
Net (loss) income from continuing operations attributable to EGH common shareholders- Diluted	$(556,758)	$528,674	$123,597

Numerator for discontinued operations
Net (loss) income from discontinued operations	$(682,632)	$5,729	$11,664
Less: Net (loss) income attributable to noncontrolling interests	(614)	6,335	4,830
Net (loss) income from discontinued operations attributable to the Company	(682,018)	(606)	6,834
Adjustment to net (loss) income attributable to the Company	39,989	—	—
Net (loss) income from discontinued operations attributable to EGH common shareholders- Diluted	$(642,029)	$(606)	$6,834

Net (loss) income attributable to EGH common shareholders for diluted (loss) earnings per share	$(1,198,787)	$528,068	$130,431

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Denominator for basic and diluted (loss) earnings per share
Weighted average Class A Common Shares outstanding - Basic	305,400,277	298,915,993	281,369,848
Additional shares assuming exchange of all EOC Profits Units	—	802,961	1,567,981
Additional shares from RSUs, Stock Options and Phantom Units, as calculated using the treasury stock method	—	2,178,731	1,870,980
Additional shares assuming exchange of all Endeavor Operating Units and Endeavor Manager Units	146,778,228	157,836,630	—
Additional shares assuming redemption of redeemable non-controlling interests	—	5,128,584	2,899,023
Weighted average number of shares used in computing diluted (loss) earnings per share	452,178,505	464,862,899	287,707,832

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
(Loss) earnings per share
Basic (loss) earnings per share from continuing operations	$(1.17)	$1.19	$0.46
Basic (loss) earnings per share from discontinued operations	(1.39)	—	0.02
Basic	(2.56)	1.19	0.48

Diluted (loss) earnings per share from continuing operations	(1.23)	1.14	0.43
Diluted (loss) earnings per share from discontinued operations	(1.42)	—	0.02
Diluted	(2.65)	1.14	0.45

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Securities that are anti-dilutive for the period
Stock Options	3,981,606	4,083,844	2,512,767
Unvested RSUs	9,027,439	1,111,228	1,244,709
Manager LLC Units	—	—	23,242,032
EOC Common Units	186,246	—	141,711,612
EOC Profits Interest & Phantom Units	15,461,104	—	—
Redeemable Non-Controlling Interests	4,888,092	—	—
Accelerated share repurchase agreement	—	(948,343)	—

15. EQUITY BASED COMPENSATION

The Board grants various awards to certain employees and service providers for their time and commitment to the Company. The awards are designed to share in the equity value appreciation of the Company and are granted under various plans either directly by the Company, a Company subsidiary or indirectly through various management Holdco entities. Prior to the IPO, awards granted were in the form of common units, profits units or an equivalent to a profits unit (membership interest or phantom unit) that corresponds to common units or profits units as applicable. In connection with the IPO, the Company’s board of directors adopted the 2021 Incentive Award Plan (the "2021 Plan"). The 2021 Plan became effective on April 28, 2021 and was amended and restated effective April 24, 2023. As of December 31, 2024, the Company authorized a total of 37,747,145 shares of Class A common stock under the 2021 Plan.

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

Equity-based compensation by plan and total amounts included in selling, general and administrative expenses were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
2021 Incentive Award Plan	$126,119	$200,278	$180,757
Pre-IPO equity awards	857	2,783	17,250
TKO 2023 Plan	59,964	6,724	—
WWE Replacement Awards	27,746	31,747	—
Other various subsidiaries awards	—	12,496	11,373
Total equity-based compensation expense	$214,686	$254,028	$209,380

As of December 31, 2024, total unrecognized compensation cost for unvested awards and the related remaining weighted average period for expensing is summarized below:

	Unrecognized Compensation Costs (in thousands)	Period Remaining (in years)

2021 Incentive Award Plan	$195,184	2.16
Pre-IPO equity awards	1,174	0.63
TKO 2023 Plan	140,395	2.16
WWE Replacement Awards	20,878	0.96
Total equity-based unrecognized compensation costs	$357,631

Valuation Techniques

For time-based vesting RSUs and restricted share awards (RSAs), the Company used the closing share price on the date of grant. For RSUs with market-based vesting conditions, the Company used a Monte Carlo simulation model to determine the fair value and the derived service periods of these awards.

The Company estimates the fair value of each stock option (and prior to the IPO, each award) on the date of grant using a Black-Scholes option pricing model. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on comparable publicly traded companies’ stock movements. The expected life represents the period of time that the respective awards are expected to be outstanding. The risk-free interest rate is based on the U.S treasury yield curve in effect at the time of grant. All stock options exercised will be settled in Class A common stock. No stock options were granted during the year ended December 31, 2024. The key assumptions used for units granted in the years ended December 31, 2023 and 2022 are as follows:

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

The following table summarizes the RSUs and RSAs award activity for the year ended December 31, 2024:

	Time Vested RSUs, RSAs		Market/ Market and Time Vested RSUs
	Units	Value *	Units	Value *
Outstanding at January 1, 2024	7,471,604	$26.12	1,092,614	$25.35
Granted	4,210,272	$24.83	—	$—
Released	(3,027,023)	$24.81	—	$—
Forfeited	(491,944)	$23.74	(164,480)	$25.61
Outstanding at December 31, 2024	8,162,909	$26.08	928,134	$25.31
Vested and releasable at December 31, 2024	428,460	$28.00	—	$—

* Weighted average grant date fair value

The following table summarizes the stock options award activity for the year ended December 31, 2024:

	Stock Options
	Options	Weighted average exercise price
Outstanding at January 1, 2024	4,083,844	$25.49
Exercised	(65,884)	$24.00
Forfeited or expired	(36,354)	$27.49
Outstanding at December 31, 2024	3,981,606	$25.50
Vested and exercisable at December 31, 2024	3,668,417	$25.17

The weighted average grant-date fair value of stock options granted under the Company’s 2021 Plan during the years ended December 31, 2023 and 2022 was $9.92 and $12.57, respectively. No stock options were granted during the year ended December 31, 2024.

The total grant-date fair value of RSUs and stock options which vested during the years ended December 31, 2024, 2023 and 2022 was $83.0 million, $152.3 million and $96.2 million, respectively. The aggregate intrinsic value of vested RSUs and stock options as of December 31, 2024 was $35.8 million. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.3 million, less than hundred thousand, and none, respectively.

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

The following table summarizes the RSU TKO Plan Awards activity for the year ended December 31, 2024:

	Time Vested RSUs
	Units	Value *
Outstanding at January 1, 2024	935,536	$91.23
Granted	1,630,439	$91.95
Vested	(416,450)	$88.14
Forfeited	(42,516)	$85.86
Outstanding at December 31, 2024	2,107,009	$92.51
Vested and releasable at December 31, 2024	267,150	$78.22

* Weighted average grant date fair value

WWE Replacement Awards

The value of the Replacement Awards was determined using the closing price of WWE Class A common stock, par value $0.01 per share ("WWE Class A common stock"), on the day immediately preceding the closing of the Transactions. The portion of the Replacement Awards issued in connection with the Transactions that was associated with services rendered prior to the date of the Transactions was included in the total consideration transferred, as described in Note 5. The remaining unvested portion of the Replacement Awards, equity-based compensation costs of RSUs are recognized over the total remaining service period on a straight-line basis.

Unvested Replacement Awards accrue dividend equivalents at the same rate as are paid on shares of TKO Class A common stock, par value $0.00001 per share (the "TKO Class A common stock"). The dividend equivalents are subject to the same vesting schedule as the underlying Replacement Awards.

The following table summarizes the RSU Replacement Awards activity for the year ended December 31, 2024:

	Time Vested RSUs
	Units	Value *
Outstanding at January 1, 2024	701,090	$100.65
Vested	(259,847)	$100.65
Forfeited	(188,643)	$100.65
Outstanding at December 31, 2024	252,600	$100.65

* Weighted average grant date fair value

The following table summarizes the PSU Replacement Awards activity for the year ended December 31, 2024:

	Time Vested PSUs
	Units	Value *
Outstanding at January 1, 2024	327,403	$93.84
Vested	(136,885)	$100.65
Forfeited	(6,038)	$100.65
Outstanding at December 31, 2024	184,480	$126.94

* Weighted average grant date fair value

CEO and Executive Chairman Market-Based Incentive Awards

Each of the Company’s CEO and Executive Chairman received an award of performance-vesting RSUs pursuant to which they are eligible to receive a number of shares of the Company’s Class A common stock with a specified target value each time the price per share of the Company’s Class A common stock (calculated based on volume weighted average price thereof) exceeds an applicable threshold price above the public offering price of $24.00. One-third of any shares of the Company’s Class A common stock received upon achievement of any applicable threshold price will be vested upon grant and the remainder of such shares will vest in two equal installments on each of the first and second anniversaries of the date of grant. Since the issuance of the award in 2021, only one price threshold has been met. These performance-vesting RSUs will expire on the tenth anniversary of the date of grant.

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

For the years ended December 31, 2024, 2023 and 2022, total equity-based compensation expense for these Market-Based Incentive Awards was $38.6 million, $56.5 million and $76.7 million, respectively. As of December 31, 2024, total unrecognized equity-based compensation related to these CEO and Executive Chairman Market-Based Incentive Awards is $75.1 million, which is expected to be recognized over a weighted-average period of approximately 1.89 years.

16. EMPLOYEE BENEFITS

Qualified Retirement Plan

The Company sponsors a matching 401(k) plan for eligible employees of the Company. Employees are automatically enrolled into the Plan after completing a required term of service. Under the Plan, employees can elect to contribute a percentage of annual pay and the Company will also match the 401(k) contributions. In addition, certain non-U.S. employees are covered by defined contribution government sponsored and administered programs. Contribution charges for the profit-sharing and defined contribution plans, which approximates actual cash contributions made, were $29.6 million, $25.6 million and $21.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

(Loss) income from continuing operations before income taxes and equity losses of affiliates includes the following components (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$(633,776)	$728,433	$(127,291)
Foreign	63,454	53,215	3,197
Total	$(570,322)	$781,648	$(124,094)

The (benefit from) provision for income tax from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
U.S. federal, state, and local	$24,665	$62,635	$7,756
Foreign	60,307	50,986	37,789
Total current	84,972	113,621	45,545
Deferred:
U.S. federal, state, and local	(141,504)	96,454	(703,071)
Foreign	4,399	(1,185)	(172)
Total deferred	(137,105)	95,269	(703,243)
Total provision for (benefit from) income taxes	$(52,133)	$208,890	$(657,698)

The Company's effective tax rate for the years December 31, 2024, 2023 and 2022 was 9.1%, 26.7% and 530.0%, respectively. The effective income tax rate based on the actual (benefit) provision from continuing operations shown in the consolidated statements of operations differs from the U.S. statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21%	21%	21%
Income tax benefit at U.S. federal statutory rate	$(119,767)	$164,146	$(26,059)
Partnership loss (income) not taxable/deductible for tax	28,454	(13,515)	(37,440)
Tax impact of foreign operations	(15,535)	1,087	23,823
Permanent differences	(15,191)	2,280	(26,251)
Nondeductible meals and entertainment	6,450	4,445	2,986
Equity method investments	(2,728)	(3,055)	(21,511)
Capital loss carryforward	(2,830)	—	3,649
UK hybrid restriction	3,770	(2,187)	(2,192)
Withholding tax	49,686	29,601	17,344
Foreign tax credit, net of expiration	(27,750)	(34,321)	3,384
Foreign tax deduction	(4,478)	873	(3,564)
Equity compensation	26,077	29,273	27,197
Net operating loss adjustment	4,477	1,777	(39,684)
Section 743(b)/734 adjustment	824	(7,478)	(51,170)
Tax receivable agreement adjustment	3,103	(16,646)	136,310
Valuation allowance	38,446	2,478	(721,955)
Unrecognized tax benefits	(6,822)	8,347	6,240
U.S. state and local taxes	(24,813)	29,998	50,844
Investment in subsidiaries	(17,707)	—	—
Impairments	11,876	4,413	239
Transaction costs	11,284	7,121	—
Other	1,041	253	112
Total (benefit from) provision for income taxes	$(52,133)	$208,890	$(657,698)

Principal components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Compensation and severance	73,457	66,049
Net operating loss, tax credits, and other tax carryforwards	382,821	280,026
Lease liability	134,571	116,801
Intangible assets	66,444	12,332
Accrued expenses	58,532	—
Write-down of assets to fair value	99,126	—
Other assets	41,604	56,293
Total gross deferred tax assets	856,555	531,501
Less valuation allowance	(217,208)	(182,513)
Total deferred tax assets	639,347	348,988
Deferred tax liabilities:
Investments	(123,094)	(144,547)
Loss contracts	(7,793)	(13,547)
Property, buildings and equipment	(55,094)	(58,039)
Lease asset	(126,188)	(110,215)
Branch offset	(19,507)	(23,822)
Other liabilities	(26,730)	(15,340)
Total gross deferred tax liabilities	(358,406)	(365,510)
Net deferred tax assets (liabilities)	$280,941	$(16,522)

Of the $280.9 million of net deferred tax assets and $(16.5) million of net deferred tax liabilities as of December 31, 2024 and 2023, $660.8 million and $430.3 million, respectively, were recorded in deferred income taxes, and $371.9 million and $446.9 million, respectively, were recorded in deferred tax liabilities in the consolidated balance sheets. The following amounts attributable to businesses classified as held for sale are included in the table above (in thousands):

	December 31,
	2024	2023
Deferred income taxes - assets	$660,833	$430,339
Deferred income taxes - liabilities	$(371,865)	$(446,861)
Net deferred tax liabilities classified as held for sale	$(8,027)	$-
Net deferred tax assets (liabilities)	$280,941	$(16,522)

As of December 31, 2024, the Company has U.S. federal net operating loss carryforwards of $298.6 million, of which $53.8 million expires in years 2025 through 2037 and $244.8 million have an indefinite carryforward period. In addition, as of December 31, 2024, the Company has foreign tax credit carryforwards of $133.0 million, which expire in years 2025 through 2034 and U.S. federal capital loss carryforwards of $11.8 million, which expire in five years. As of December 31, 2024, the Company has foreign net operating losses of $45.2 million, which expire over various time periods ranging from five years to no expiration and foreign capital loss carryforwards of $9.7 million, which have no expiration. As of December 31, 2024, the Company also has state net operating losses, which will generate a tax benefit of $19.7 million and expire in years 2025 through 2044.

As of December 31, 2024 and 2023, the Company increased its valuation allowances by $34.7 million and $11.0 million, respectively. Of the $34.7 million net valuation allowance change in 2024, $38.4 million was recorded in the continuing operations provision for income taxes as a tax expense, $(3.0) million recorded in the discontinued operations provision for income taxes and $(0.7) million recorded to other comprehensive income. Of the $11.0 million net valuation allowance change in 2023, $2.5 million was recorded in the continuing operations provision for income taxes as a tax expense, $(8.1) million recorded in the discontinued operations provision for income taxes as a tax benefit, and $16.6 million was recorded to goodwill in connection with the TKO Transactions.

As of December 31, 2024, 2023, and 2022, the Company had unrecognized tax benefits of $41.6 million, $50.9 million, and $38.9 million, respectively. The aggregate changes to the liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$50,862	$38,917	$38,452
Acquisitions	—	31	—
Gross increases	9,524	19,531	9,832
Gross decreases	(8,771)	(343)	(1,189)
Lapse of statute of limitations	(9,493)	(7,805)	(6,054)
Translation adjustments	(163)	531	(2,124)
Settlements	(365)	—	—
Ending balance	$41,594	$50,862	$38,917

The Company recognized interest and penalties related to unrecognized tax benefits in its provisions for income taxes. The gross amount of interest accrued as of December 31, 2024, 2023 and 2022 related to unrecognized tax benefits is $14.8 million, $14.7 million, and $9.4 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized interest of $0.1 million, $5.4 million, and $3.3 million, respectively, through the income tax provision. The gross amount of penalties accrued as of December 31, 2024, 2023 and 2022 is $1.2 million, $1.2 million, and $0.2 million, respectively. For the years ended December 31, 2024, 2023, 2022 the Company recognized less than $(0.1) million, $1.0 million and $0.2 million, respectively, of penalties through the income tax provision. As of December 31, 2024, approximately $56.6 million would affect the Company’s effective tax rate upon resolution of the uncertain tax positions.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2024, with few exceptions, the Company is subject to review by U.S. federal taxing authorities for 2020 and subsequent years. Two of the Company's U.S. partnership income tax returns are under IRS examination for 2021 and 2022. Two of the Company's U.S. corporate tax returns are under IRS examination for 2020, 2021 and 2022. The Company has ongoing state and local audits beginning with the tax year 2016 and onward. The Company does not anticipate that the resolution of these audits will have a material adverse effect on its financial position, results of operations or cash flows.

Discontinued Operations

The (benefit from) provision for income taxes from discontinued operations for the years ended December 31, 2024, 2023 and 2022 is $(138.2) million, $11.0 million and $9.2 million, respectively, based on pretax (loss) income of $(820.6) million, $16.7 million and $20.9 million, respectively. The discontinued operations effective tax rate is 16.8%, 65.7% and 44.1% for the years ended December 31, 2024, 2023 and 2022, respectively. The provision for income taxes from discontinued operations reflects the application of the "with and without" approach to allocating income taxes between continuing and discontinued operations.

Tax Receivable Agreement

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO ("TRA Holders"). The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH actually realizes or is deemed to realize (determined by using certain assumptions) as a result of the following attributes (i) increases in EGH’s share of the tax basis in the net assets of EOC resulting from any redemptions or exchanges of LLC Units, (ii) increases in tax basis attributable to payments made under the TRA, (iii) deductions attributable to imputed interest pursuant to the TRA and (iv) other tax attributes (including existing tax basis) allocated to EGH post-IPO and related transactions that were allocable to the TRA Holders prior to the IPO and related transactions.

As of December 31, 2024 and 2023, the Company has a TRA liability of approximately $881.5 million and $990.5 million, respectively, after concluding that such TRA payments would be probable based on estimates of future taxable income over the term of the TRA.

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

18. REVENUE

The following table presents the Company’s revenue disaggregated by primary revenue sources for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$1,590,746	$399,446	$—	$1,990,192
Technology platforms and services	—	49,063	—	49,063
Media production, distribution and content	18,267	292,149	345,812	656,228
Events and performance	1,209,989	1,788,101	—	2,998,090
Talent representation and licensing	166,101	—	1,025,090	1,191,191
Marketing	—	—	316,695	316,695
Eliminations	—	—	—	(90,477)
Total	$2,985,103	$2,528,759	$1,687,597	$7,110,982

	Year Ended December 31, 2023
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$981,694	$385,972	$—	$1,367,666
Technology platforms and services	—	56,880	—	56,880
Media production, distribution and content	4,816	297,456	318,207	620,479
Events and performance	744,349	1,433,091	—	2,177,440
Talent representation and licensing	85,021	—	885,028	970,049
Marketing	—	—	341,206	341,206
Eliminations	—	—	—	(42,943)
Total	$1,815,880	$2,173,399	$1,544,441	$5,490,777

	Year Ended December 31, 2022
	Owned Sports Properties	Events, Experiences & Rights	Representation	Total
Media rights	$674,043	$377,426	$—	$1,051,469
Technology platforms and services	—	82,026	—	82,026
Media production, distribution and content	6,113	241,740	288,477	536,330
Events and performance	598,546	1,491,097	—	2,089,643
Talent representation and licensing	53,633	—	900,431	954,064
Marketing	—	—	323,242	323,242
Eliminations	—	—	—	(29,171)
Total	$1,332,335	$2,192,289	$1,512,150	$5,007,603

In the years ended December 31, 2024, 2023 and 2022, $56.5 million, $49.9 million and $53.7 million, respectively, of revenue was recognized from performance obligations satisfied in prior periods primarily related to talent representation and licensing.

Remaining Performance Obligations

The following table presents the aggregate amount of transaction price allocated to remaining performance obligations for contracts greater than one year with unsatisfied or partially satisfied performance obligations as of December 31, 2024 (in thousands). The transaction price related to these future obligations does not include any variable consideration.

Years Ending December 31,
2025	$2,957,222
2026	1,878,570
2027	1,499,265
2028	1,373,192
2029	1,035,811
Thereafter	430,747
$9,174,807

The transaction price allocated to remaining performance obligations for discontinued operations included in the above table is $143.7 million, $140.8 million, $7.4 million, $5.9 million, $3.1 million, and $4.8 million for the years 2025, 2026, 2027, 2028, 2029, and thereafter, respectively.

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

The following table presents the Company’s contract liabilities as of December 31, 2024 and 2023 (in thousands):

Description	December 31, 2023	Additions	Deductions	Acquisitions	Divestitures/ Liabilities Held for Sale	Foreign Exchange	December 31, 2024
Deferred revenue - current	$802,344	$2,923,129	$(3,181,306)	$43,595	$(44,799)	$(8,339)	$534,624
Deferred revenue - noncurrent	$18,914	$42,536	$(3,084)	$—	$(1,607)	$(316)	$56,443

19. SEGMENT INFORMATION

As a result of the SD&T segment being presented as discontinued operations (Note 4), the Company now has the following three reportable segments: Owned Sports Properties, Events, Experiences & Rights, and Representation. The Company also reports the results for the "Corporate and other" group. All prior period amounts related to the discontinued operations have been retrospectively reclassified to conform to the new presentation.

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

Corporate and other primarily consists of overhead, personnel costs and costs associated with corporate initiatives that are not fully allocated to the segments. Such expenses include compensation and other benefits for corporate office employees, rent, professional fees related to internal control compliance and monitoring, financial statement audits and legal, information technology and insurance that is managed through the Company’s corporate office.

The profitability measure employed by the Company’s chief operating decision maker ("CODM"), which is the Chief Executive Officer, for allocating resources and assessing operating performance is Adjusted EBITDA. EBITDA is generally adjusted for equity-based compensation; merger, acquisition and earn-out costs; certain legal costs and settlements; restructuring, severance and impairment charges; certain non-cash fair value adjustments, certain equity earnings (losses), net gains on sales of businesses, TRA liability adjustments and certain other items, including gains/losses on business divestitures. The CODM uses Adjusted EBITDA for each segment in the annual budget and forecasting process. The CODM considers budget-to-actual and actual-to-actual variances monthly when making decisions about the allocation of operating and capital resources to each segment. All segments follow the same accounting policies as described in Note 2. Revenue by geographic area is based on the location of the legal entity that sells the services.

Asset information by segment is not provided to the Company’s CODM as that information is not used in the determination of resource allocation or in assessing the performance of the Company’s segments. A significant portion of the Company’s assets represent goodwill and intangible assets arising from business combinations.

Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands):

Revenue

	Years Ended December 31,
	2024	2023	2022
Owned Sports Properties	$2,985,103	$1,815,880	$1,332,335
Events, Experiences & Rights	2,528,759	2,173,399	2,192,289
Representation	1,687,597	1,544,441	1,512,150
Eliminations	(90,477)	(42,943)	(29,171)
Total consolidated revenue	$7,110,982	$5,490,777	$5,007,603

Reconciliation of segment profitability

	Years Ended December 31,
	2024	2023	2022
Owned Sports Properties	$1,274,518	$827,024	$648,158
Events, Experiences & Rights	(29,782)	228,140	294,818
Representation	405,684	391,114	469,757
Corporate and other	(334,452)	(305,817)	(305,835)
Adjusted EBITDA	1,315,968	1,140,461	1,106,898
Reconciling items:
Equity losses of affiliates	1,529	9,905	5,038
Interest expense, net	(407,792)	(346,237)	(282,350)
Depreciation and amortization	(539,052)	(310,204)	(248,732)
Equity-based compensation expense	(214,686)	(254,028)	(209,380)
Merger, acquisition and earn-out costs	(128,659)	(105,463)	(59,676)
Certain legal costs	(27,465)	(41,067)	(14,274)
Legal settlement	(375,000)	—	—
Restructuring, severance and impairment charges	(147,778)	(125,610)	(13,258)
Fair value adjustment - equity investments	4,218	985	12,029
Net gain on sale of the restricted Endeavor Content business	—	—	463,641
Net gain on sale of the Academy business	—	736,978	—
Tax receivable agreement liability adjustment	(12,591)	40,635	(873,264)
Other	(39,014)	35,293	(10,766)
(Loss) income from continuing operations before income taxes and equity losses of affiliates	$(570,322)	$781,648	$(124,094)

Segment Adjusted EBITDA including expense categories

Segment	Owned Sports Properties	Events, Experiences & Rights	Representation

Year Ended December 31, 2024
Revenue	$2,985,103	$2,528,759	$1,687,597
Direct operating costs	998,184	1,984,607	342,209
Selling, general and administrative expenses	711,509	579,487	939,777
Other segment items*	892	(5,553)	(73)
Adjusted EBITDA	$1,274,518	$(29,782)	$405,684

Year Ended December 31, 2023
Revenue	$1,815,880	$2,173,399	$1,544,441
Direct operating costs	606,887	1,340,873	296,765
Selling, general and administrative expenses	381,617	615,325	855,451
Other segment items*	352	(10,939)	1,111
Adjusted EBITDA	$827,024	$228,140	$391,114

Year Ended December 31, 2022
Revenue	$1,332,335	$2,192,289	$1,512,150
Direct operating costs	433,808	1,269,610	251,863
Selling, general and administrative expenses	247,744	638,229	790,032
Other segment items*	2,625	(10,368)	498
Adjusted EBITDA	$648,158	$294,818	$469,757

* Other segment items primarily relate to (i) equity earnings (losses) from affiliates for the years ended December 31, 2024, 2023 and 2022 and (ii) insurance recoveries for the year ended December 31, 2022.

Revenue by geographic area

	Years Ended December 31,
	2024	2023	2022
United States	$5,311,943	$4,288,332	$3,937,725
United Kingdom	990,385	926,573	840,715
Rest of world	808,654	275,872	229,163
Total revenue	$7,110,982	$5,490,777	$5,007,603

Long-lived assets by geographic area

	December 31,
	2024	2023
United States	$712,179	$827,330
United Kingdom	52,091	66,357
Rest of world	21,987	20,958
Total long-lived assets	$786,257	$914,645

20. LEASES

The Company has operating and finance leases, in which the Company is the lessee, primarily for real estate property for offices around the world. The Company’s operating and finance leases have lease terms, which range from one year to 26 years and one year to 27 years, respectively.

Lease cost for operating leases was $94.3 million, $85.2 million, and $79.6 million for the years ended December 31, 2024, 2023 and 2022, and was classified within selling, general, and administrative expenses in the consolidated statements of operations. Lease cost for finance leases for the year ended December 31, 2024 and 2023 was $43.2 million and $11.4 million, respectively, of which $23.0 million and $5.4 million was classified within depreciation and amortization, and $20.2 million and $6.0 million was classified within interest expense, net, in the consolidated statement of operations, respectively.

The following table presents information on the Company’s operating and finance leases for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating Leases
Cash paid for amounts included in the measurement of operating lease liabilities	$97,789	$90,340	$85,967
Right-of-use assets obtained in exchange for operating lease obligations	$148,691	$31,956	$28,211
Finance Leases
Cash paid for amounts included in the measurement of finance lease liabilities	$35,241	$5,883	$—
Right-of-use assets obtained in exchange for new finance lease obligations	$5,040	$257,359	$—

The following table presents information on the Company’s operating and finance leases for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Operating Leases
Weighted average remaining lease term (in years)	8.0	5.3
Weighted average discount rate	6.8%	6.8%
Finance Leases
Weighted average remaining lease term (in years)	21.4	25.2
Weighted average discount rate	8.3%	8.1%

The following table reconciles the undiscounted cash flows for the operating and finance leases as of December 31, 2024 to the operating and finance lease liabilities recorded in the consolidated balance sheet (in thousands):

	Years Ending December 31,
	Operating Leases	Finance Leases
2025	$93,705	$33,437
2026	88,878	38,021
2027	78,980	24,874
2028	52,281	18,209
2029	39,882	18,209
Thereafter	211,341	447,746
Total future minimum lease payments	565,067	580,496
Less: imputed interest	(134,119)	(328,955)
Present value of future minimum lease payments	430,948	251,541
Less: held for sale leases	(5,659)	—
Less: current portion of operating and finance lease liabilities	(65,842)	(15,582)
Long-term operating and finance lease liabilities	$359,447	$235,959

The operating lease amounts in the above table exclude amounts for discontinued operations (Note 4) of $2.4 million, $2.1 million, $1.8 million, $1.0 million, $1.1 million, and $0.8 million for the years 2025, 2026, 2027, 2028, 2029 and thereafter, respectively, and imputed interest of $1.3 million.

21. COMMITMENTS AND CONTINGENCIES

Guarantees and Commitments

The Company routinely enters into purchase or guarantee arrangements for event, media or other representation rights. The following is a summary of the Company’s annual commitments under certain guaranteed agreements as of December 31, 2024 (in thousands):

	Payments due by period
	Total	2025	2026 - 2027	2028 - 2029	After 2029
Purchase/guarantee agreements	$2,473,216	$593,421	$1,077,120	$592,370	$210,305

The purchase or guarantee arrangements for discontinued operations included in the above table total $912.1 million, of which $231.7 million, $313.9 million, $225.9 million and $140.6 million is payable in 2025, 2026-2027, 2028-2029 and after 2029, respectively.

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

In July 2017, the Italian Competition Authority ("ICA") issued a decision opening an investigation into alleged breaches of competition law in Italy, involving inter alia IMG, and relating to bidding for certain media rights of the Serie A and Serie B football leagues. In April 2018, the European Commission conducted on-site inspections at a number of companies that are involved with sports media rights, including the Company. The inspections were part of an ongoing investigation into the sector and into potential violations of certain antitrust laws that may have taken place within it. The Company investigated these ICA matters, as well as other regulatory compliance matters. In May 2019, the ICA completed its investigation and fined the Company approximately EUR 0.3 million. As part of its decision, the ICA acknowledged the Company’s cooperation and ongoing compliance efforts since the investigation commenced. In July 2019, three football clubs (the "Original Plaintiffs") and in June 2020, the Serie A football league (Lega Nazionale Professionisti Serie A or "Lega Nazionale," and together with the three clubs, the "Plaintiffs") each filed separate claims against IMG and certain other unrelated parties in the Court of Milan, Italy, alleging that IMG engaged in anti-competitive practices with regard to bidding for certain media rights of the Serie A and Serie B football leagues. The Plaintiffs seek damages from all defendants deriving from the lower value of the media rights in amounts totaling EUR 554.6 million in the aggregate relating to the three football clubs and EUR 1,750 million relating to Lega Nazionale, along with attorneys’ fees and costs. Since December 2020, four additional clubs have each filed requests to intervene in the Lega Nazionale proceedings and individually seek to claim damages deriving from the lower value of the media rights in amounts in the aggregate totaling EUR 251.5 million. The Original Plaintiffs and these four additional clubs are also seeking additional damages relating to alleged lost profits and additional charges, quantified in the fourth quarter of 2022 in amounts totaling EUR 1,675 million. Ten other clubs also filed requests to intervene in support of Lega Nazionale’s claim or alternatively to individually claim damages deriving from the lower value of the media rights in the amount of EUR 284.9 million in the case of five clubs, and unspecified amounts (to be quantified as a percentage of the total amount sought by Lega Nazionale) in the other five cases. Collectively, the interventions of these 14 clubs are the "Interventions." By judgment issued on May 8, 2024, the Court of Milan ruled that the clubs have a concurrent right to bring a claim, and Lega Nazionale is entitled to retain only 10% of the aggregate loss suffered (if any) by the clubs deriving from the lower value of the media rights. The Company reserved the right to appeal the partial ruling. In December 2022, one further football club filed a separate claim against IMG and certain other unrelated parties seeking damages from all defendants deriving from the lower value of the media rights in the amount of EUR 326.9 million, in addition to alleged additional damages relating to lost profits and additional charges which the club, with defensive brief on May 13, 2024, quantified in amounts totaling EUR 513.5 million. On December 3, 2024, this latter lawsuit was consolidated with the one brought by the Plaintiffs. The Company has defended in its submissions to date, and intends to continue to defend, against all of the damages claims, Interventions and any related claims, and management believes that the Company has meritorious defenses to these claims, including the absence of actual damage. The Company may also be subject to regulatory and other claims and actions with respect to these ICA and other regulatory matters. Any judgment entered against the Company or settlement entered into, including with respect to claims or actions brought by other parties, could materially and adversely impact the Company’s business, financial condition and results of operations.

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

Five related class-action lawsuits were filed against Zuffa between December 2014 and March 2015 by a total of eleven former UFC fighters. The lawsuits, which were substantially identical, were transferred to the United States District Court for the District of Nevada and consolidated into a single action in June 2015, captioned Le et al. v. Zuffa, LLC, No. 2:15-cv-1045-RFB-BNW (D. Nev.) (the "Le" case). The lawsuit alleged that Zuffa violated Section 2 of the Sherman Act by monopsonizing an alleged market for the services of elite professional MMA athletes. The fighter plaintiffs claimed that Zuffa’s alleged conduct injured them by artificially depressing the compensation they received for their services. The plaintiffs sought treble damages under the antitrust laws, as well as attorneys’ fees and costs, and, in some instances, injunctive relief. On August 9, 2023, the district court certified the lawsuit as a damages class action, encompassing the period from December 16, 2010 to June 30, 2017. The fighter plaintiffs in the Le case abandoned their claim for injunctive relief, so the only relief the fighter plaintiffs would have sought at trial was damages. On June 24, 2021, another lawsuit, Johnson et al. v. Zuffa, LLC et al., No. 2:21-cv-1189-RFB-BNW (D. Nev.) (the "Johnson" case), was filed by a putative class of former UFC fighters and covering the period from July 1, 2017, to the present. The Johnson case alleged substantially similar claims to the Le case and sought injunctive relief. On September 26, 2024, following the court's denial of an earlier proposed settlement agreement, TKO OpCo reached an agreement with the plaintiffs to settle all claims asserted in the Le case for an aggregate amount of $375.0 million payable in installments over an agreed-upon period of time by TKO OpCo and its subsidiaries (the "Updated Settlement Agreement"). The terms of the Updated Settlement Agreement have been memorialized in a long form agreement, which the court preliminarily approved on October 22, 2024 and finally approved on February 6, 2025. In connection with this Updated Settlement Agreement, the Company recorded charges of $375.0 million during the year ended December 31, 2024, which are included as a component of selling, general and administrative expenses in the consolidated statement of operations. The Company paid $125.0 million of the aggregate $375.0 million settlement amount into escrow in late October 2024 shortly following receipt of preliminary approval, and another $125.0 million into escrow in February 2025 shortly following receipt of final approval, in accordance with the terms of the Updated Settlement Agreement. The Company expects to make an additional payment covering the remaining $125.0 million in the second quarter of 2025.The Company anticipates that the settlement amount will be deductible for tax purposes. No trial date has been set in the Johnson action.

As announced in June 2022, a Special Committee of independent members of WWE’s board of directors (the "Special Committee") was formed to investigate alleged misconduct by WWE’s then-Chief Executive Officer, Mr. McMahon (the "Special Committee Investigation"). Mr. McMahon initially resigned from all positions held with WWE on July 22, 2022 but remained a stockholder with a controlling interest and served as Executive Chairman of WWE’s board of directors from January 9, 2023 through September 12, 2023, at which time Mr. McMahon became Executive Chair of the Board of Directors of TKO. Although the Special Committee investigation is complete, and, in January 2024, Mr. McMahon resigned from his position as Executive Chair and member of TKO's Board of Directors, as well as other positions, employment and otherwise, at TKO and its subsidiaries, WWE has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas, demands, claims and/or complaints arising from, related to, or in connection with these matters. On July 17, 2023, federal law enforcement agents executed a search warrant and served a federal grand jury subpoena on Mr. McMahon. On January 10, 2025, the United States Securities and Exchange Commission settled charges against Mr. McMahon for failing to disclose certain settlement agreements to WWE’s Board of Directors, legal department, accountants, financial reporting personnel, or auditor, and in so doing, circumventing WWE’s system of internal accounting controls and causing material misstatements in WWE’s 2018 and 2021 financial statements. No charges have been brought against the Company.

On January 25, 2024, a former WWE employee filed a lawsuit against WWE, Mr. McMahon and another former WWE executive in the United States District Court for the District of Connecticut alleging, among other things, that she was sexually assaulted by Mr. McMahon and asserting claims under the Trafficking Victims Protection Act.

On October 23, 2024, five unnamed plaintiffs filed a lawsuit against Mr. McMahon, Linda McMahon, WWE, and TKO in Maryland court, alleging sexual abuse by a former WWE employee during the 1980s.

On November 17, 2023, a purported former stockholder of WWE, Laborers' District Council and Contractors' Pension Fund of Ohio ("Laborers"), filed a verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Court of Chancery of the State of Delaware ("Delaware Court"), captioned Laborers District Council and Contractors’ Pension Fund of Ohio v. McMahon, C.A. No. 2023-1166-JTL (“Laborers Action”). On November 20, 2023, another purported former WWE stockholder, Dennis Palkon, filed a verified class action complaint on behalf of himself and similarly situated former WWE stockholders in the Delaware Court, captioned Palkon v. McMahon, C.A. No. 2023-1175-JTL (“Palkon Action”). The Laborers and Palkon Actions allege breach of fiduciary duty claims against former WWE directors Mr. McMahon, Nick Khan, Paul Levesque, George A. Barrios, Steve Koonin, Michelle D. Wilson, and Frank A. Riddick III (collectively, the "Individual Defendants"), arising out of the TKO Transactions. On April 24, 2024, the City of Pontiac Reestablished General Employees' Retirement System (“Pontiac”), a purported former stockholder of WWE, filed another verified class action complaint on behalf of itself and similarly situated former WWE stockholders in the Delaware Court captioned City of Pontiac Reestablished General Employees’ Retirement System v. McMahon, C.A. No. 2024-0432 (“Pontiac Action”). The Pontiac Action similarly alleges breach of fiduciary duty claims against the Individual Defendants and added claims against WWE and TKO for denying stockholders their appraisal rights under the General Corporation Law of the State of Delaware ("DGCL") § 262, as well as claims against the Company for aiding and abetting the alleged breaches of fiduciary duties and for civil conspiracy to violate DGCL § 262. On May 2, 2024, the Court entered an order consolidating the Laborers, Palkon, and Pontiac actions under the caption In re World Wrestling Entertainment, Inc. Merger Litigation, C.A. No. 2023-1166-JTL (“Consolidated Action”). On August 8, 2024, the Delaware Court appointed the Laborers and Palkon plaintiffs as co-lead plaintiffs, and the co-lead plaintiffs subsequently designated the Palkon complaint as operative. As a result, the Company, WWE and TKO are no longer defendants. On October 24, 2024, the Delaware Court entered a stipulation dismissing all claims against Messrs. Koonin and Riddick, who, therefore, are no longer defendants. On October 28, 2024, the remaining Individual Defendants filed answers to the operative complaint and discovery is currently underway.

22. RELATED PARTY TRANSACTIONS

The Company has the following related party transactions as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023
Other current assets	$16,086	$11,837
Investments	3,907	3,322
Other assets	30,000	33,454
Deferred revenue	2,122	1,446
Other current liabilities	1,722	3,347
Current liabilities of discontinued operations	4,513	—

	Years Ended December 31,
	2024	2023	2022
Revenue	$80,295	$57,441	$45,341
Direct operating costs	12,555	16,838	12,595
Selling, general and administrative expenses	11,760	7,575	16,614
Other (expense) income, net	—	(5,254)	(6,806)
Loss from discontinued operations	(18,888)	(9,144)	(5,398)

As of December 31, 2024, the Company has an equity-method investment in Euroleague, a related party. For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $10.2 million, $9.4 million and $7.9 million, respectively, for a management fee to compensate it for representation and technical services it provides to Euroleague in relation to the distribution of media rights. This revenue is included in the Company's Owned Sports Properties segment. Also, for the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $12.8 million, $11.9 million and $10.3 million, respectively, for production services provided to Euroleague, which is included in the Company's Events, Experiences, & Rights segment. The Company incurred direct operating costs of $11.7 million, $9.3 million and $7.0 million, respectively, which are primarily related to the Company's Sports Data & Technology segment and are recorded in loss from discontinued operations. As of December 31, 2024 and 2023, the Company had a receivable due from Euroleague of $10.9 million and $7.7 million, respectively, and a payable due to Euroleague of $0.5 million and $0.3 million, respectively. As of December 31, 2024 and 2023, the Company had current liabilities of discontinued operations of $4.5 million and none, respectively.

As of December 31, 2024 the Company has an equity method investment in Fifth Season, a related party. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $20.6 million and $8.7 million, respectively, and direct operating costs of none and $6.4 million, respectively for production services, which are primarily included in the Company's Representation segment. As of December 31, 2024 and 2023, the Company had a receivable due from Fifth Season of $1.9 million and $1.0 million, respectively, and a payable due to Fifth Season of $0.2 million and $1.2 million, respectively. In June 2023, the Company provided a loan of $30.0 million to Fifth Season, which is recorded in other assets in the consolidated balance sheet. The Company received $2.2 million and $1.2 million of interest payments from Fifth Season related to the loan during the years ended December 31, 2024 and 2023, respectively. The loan matures in 2026.

Silver Lake and certain of our executives indirectly own a minority interest in The Raine Group ("Raine"). During the year ended December 31, 2024, 2023 and 2022, the Company recorded expenses of $5.5 million, $7.0 million and $26.3 million, respectively, in transaction costs with Raine for investment banking services in connection with the sale and acquisition of certain businesses (Note 4 and Note 5). In addition, during the years ended December 31, 2024, 2023 and 2022, the Company invested $0.8 million, $1.2 million and $2.1 million, respectively, in non-marketable funds maintained by Raine.

In September 2022, the Company sold the ten PDL Clubs that operated under the DBH umbrella to Silver Lake, stockholders of the Company (Note 5).

In connection with the IPO and related transactions, the Company entered into a TRA with certain persons that held direct or indirect interests in EOC and Zuffa prior to the IPO. The TRA generally provides for the payment by EGH of 85% of the amount of any tax benefits that EGH realizes, or in some cases is deemed to realize (Note 17). As of December 31, 2024 and 2023, the Company had $881.5 million and $990.5 million recorded, respectively, out of which $303.1 million and $362.8 million is due to related parties, respectively.

Mr. McMahon, who served as Executive Chairman of TKO's Board of Directors until January 26, 2024, previously controlled a significant portion of the voting power of the issued and outstanding shares of TKO’s common stock.

Mr. McMahon has agreed to make future payments to certain counterparties personally. In accordance with the SEC’s Staff Accounting Bulletin Topic 5T, Miscellaneous Accounting, Accounting for Expenses or Liabilities Paid by Principal Stockholders ("Topic 5T"), the Company concluded that these amounts should be recognized by the Company as expenses in the period in which they become probable and estimable.

In connection with the acquisition of WWE, the Company assumed $3.5 million of liabilities related to future payments owed by Mr. McMahon to certain counterparties. During the year ended December 31, 2023, the Company recorded $3.5 million of expenses associated with payments made directly by Mr. McMahon to certain counterparties. These costs are included within selling, general and administrative expenses in our consolidated statement of operations. During the years ended December 31, 2024 and 2023, Mr. McMahon made payments of $1.5 million and $5.5 million, respectively, associated with these liabilities to certain counterparties directly. Additionally, during the year ended December 31, 2023, the Company recorded $3.5 million of costs associated with payments made directly by Mr. McMahon related to WWE’s global headquarters lease. These costs are included within finance lease right-of-use assets, which are recorded in other assets in the consolidated balance sheet. These payments are considered non-cash capital contributions and are included as a component of nonredeemable non-controlling interests contributions in our consolidated statement of redeemable interests and shareholders' equity.

In connection with and/or arising from the investigation conducted by a Special Committee of the former WWE board of directors, Mr. McMahon has agreed to reimburse the Company for additional costs incurred in connection with and/or arising from the same matters. During the years ended December 31, 2024 and 2023, Mr. McMahon reimbursed the Company $6.4 million and $5.8 million, respectively, associated with these costs. These payments are considered capital contributions and are included as a component of non-controlling interest in our consolidated statements of redeemable interests and shareholders' equity.

Additionally, during the period of September 12, 2023 through December 31, 2023, TKO repurchased 1,308,729 shares of its Class A Common Stock held by Mr. McMahon for an aggregate purchase price of $100.0 million (Note 12). In April 2024, the Company purchased 1,642,970 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $146.2 million (Note 12). In April 2024, TKO purchased 1,853,724 shares of TKO Class A common stock held by Mr. McMahon at a per share price of $89.01 for an aggregate amount of $165.0 million and retired such shares (Note 12).

23. SUBSEQUENT EVENTS

In January and February 2025, the Company borrowed a total of $400.0 million under the Margin Loan Agreement.

In January and February 2025, the Company purchased 1,897,650 shares of TKO Class A common stock for an aggregate purchase price of $300.9 million.